Form 10-Q
period 2006-09-30
COMMVAULT SYSTEMS INC
filed 2006-11-13
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33026
CommVault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3447504
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Crescent Place
Oceanport, New Jersey	07757
(Address of principal executive offices)	(Zip Code)
(732) 870-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated file ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of November 7, 2006, there were 41,675,294 shares of the registrant’s common stock, $0.01 par value outstanding.

CommVault Systems, Inc.

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	March 31,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,164	$48,039
Trade accounts receivable, less allowance for doubtful accounts of $501 at September 30, 2006 and $475 at March 31, 2006	17,943	18,238
Prepaid expenses and other current assets	2,101	1,877

Total current assets	70,208	68,154

Property and equipment, net	4,356	3,322
Other assets	438	1,092

Total assets	$75,002	$72,568

Liabilities, cumulative redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,194	$1,565
Accrued liabilities	14,074	12,685
Term loan	10,000	—
Deferred revenue	30,171	29,765

Total current liabilities	55,439	44,015

Deferred revenue, less current portion	3,589	3,036
Other liabilities	8	13

Commitments and contingencies
Cumulative redeemable convertible preferred stock:
Series A through E, at liquidation value	—	99,168

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value: no shares of Series AA, BB and CC authorized, issued and outstanding at September 30, 2006. 5,000 shares Series AA authorized, 4,362 issued and outstanding; 5,000 shares Series BB authorized, 2,758 issued and outstanding; 12,150 shares Series CC authorized, 12,132 issued and outstanding at March 31, 2006; liquidation value $96,339 at March 31, 2006.	—	94,352
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2006. No shares authorized, issued and outstanding at March 31, 2006	—	—
Common stock, $.01 par value, 250,000 and 60,425 shares authorized, 41,660 shares and 18,960 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	417	190
Additional paid-in capital	176,240	4,506
Deferred compensation	—	(8,134)
Accumulated deficit	(160,815)	(164,959)
Accumulated other comprehensive income	124	381

Total stockholders’ equity (deficit)	15,966	(73,664)

	$75,002	$72,568

CommVault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Software	$20,260	$14,860	$39,048	$27,323
Services	16,378	11,062	31,112	20,722

Total revenues	36,638	25,922	70,160	48,045

Cost of revenues:
Software	391	303	663	640
Services	4,844	3,044	9,357	5,727

Total cost of revenues	5,235	3,347	10,020	6,367

Gross margin	31,403	22,575	60,140	41,678

Operating expenses:
Sales and marketing	16,272	12,671	31,579	24,524
Research and development	6,100	4,719	11,518	9,057
General and administrative	4,611	2,952	9,264	6,033
Depreciation and amortization	582	382	1,079	765

Income from operations	3,838	1,851	6,700	1,299

Interest expense	(17)	(2)	(17)	(6)
Interest income	676	256	1,200	431

Income before income taxes	4,497	2,105	7,883	1,724

Income tax expense	(66)	(91)	(111)	(75)

Net income	4,431	2,014	7,772	1,649

Less: accretion of preferred stock dividends	(1,407)	(1,427)	(2,818)	(2,838)
Less: accretion of fair value of preferred stock upon conversion	(102,745)	—	(102,745)	—

Net income (loss) attributable to common stockholders	$(99,721)	$587	$(97,791)	$(1,189)

Net income (loss) attributable to common stockholders per share:
Basic	$(4.90)	$0.02	$(4.96)	$(0.06)

Diluted	$(4.90)	$0.02	$(4.96)	$(0.06)

Weighted average shares used in computing per share amounts:
Basic	20,353	18,813	19,696	18,810

Diluted	20,353	30,437	19,696	18,810

CommVault Systems, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended September 30, 2006
(In thousands)
(Unaudited)

								Accumulated
								Other
	Convertible				Additional			Comprehensive
	Preferred Stock		Common Stock		Paid – In	Deferred	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total
Balance at March 31, 2006	19,252	$94,352	18,960	$190	$4,506	$(8,134)	$(164,959)	$381	$(73,664)
Reversal of deferred compensation upon adoption of SFAS 123(R)					(4,506)	8,134	(3,628)		—
Stock options exercised			42	—	190				190
Issuance of common stock from initial public offering and concurrent private placement, net			6,251	63	81,645				81,708
Issuance of common stock upon conversion of Series A through E preferred stock			6,333	63	91				154
Issuance of common stock upon conversion of Series AA, BB and CC preferred stock	(19,252)	(94,352)	9,686	97	94,255				—
Cashless exercise of stock warrants and related shares issued pursuant to preemptive rights			388	4	(4)				—
Accretion of dividends on preferred stock					(2,818)				(2,818)
Stock-based compensation					2,881				2,881
Comprehensive Income:
Net income							7,772		7,772
Foreign currency translation adjustment								(257)	(257)

Total Comprehensive Income									7,515

Balance at September 30, 2006	—	$—	41,660	$417	$176,240	$—	$(160,815)	$124	$15,966

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$7,772	$1,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,213	785
Noncash stock compensation	2,881	210

Changes in operating assets and liabilities:
Accounts receivable	295	3,285
Prepaid expenses and other current assets	(224)	220
Other assets	(200)	62
Accounts payable	(230)	(964)
Accrued expenses	1,317	288
Deferred revenue and other liabilities	954	6,687

Net cash provided by operating activities	13,778	12,222

Cash flows from investing activities
Purchase of property and equipment	(2,247)	(755)

Net cash used in investing activities	(2,247)	(755)

Cash flows from financing activities
Payments to Series A through E preferred stockholders upon conversion to common stock	(101,833)	—
Net proceeds from initial public offering and concurrent private placement	82,494	—
Proceeds from the exercise of stock options	190	57
Proceeds from term loan	15,000	—
Repayments on term loan	(5,000)	(99)

Net cash used in financing activities	(9,149)	(42)

Effects of exchange rate — changes in cash	(257)	93

Net increase in cash and cash equivalents	2,125	11,518
Cash and cash equivalents at beginning of period	48,039	24,795

Cash and cash equivalents at end of period	$50,164	$36,313

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
1. Nature of Business
     CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data management software applications and related services in terms of product breadth and functionality and market penetration. The Company develops, markets and sells a suite of software applications and services, primarily in the United States, Europe, Canada, Mexico and Australia, that provides its customers with high-performance data protection, global data availability, disaster recovery of data for business continuance and archiving for regulatory compliance and other data management purposes. The Company’s unified suite of data management software applications, which is sold under the QiNetix brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.
2. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements for the years ended March 31, 2006 and 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-132550), which was filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.
3. Summary of Significant Accounting Policies
   Use of Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, income taxes, stock-based compensation and accounting for research and development costs. Actual results could differ from those estimates.
   Revenue Recognition
     The Company derives revenues from two primary sources, or elements: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these elements. The Company applies the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations to all transactions to determine the recognition of revenue.
     For software arrangements involving multiple elements, the Company recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE.
     The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis or as site licenses. Site licenses give the customer the additional right to deploy the software

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
on a limited basis during a specified term. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that the Company recognize revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
     Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company primarily uses historical renewal rates and, in certain cases, it uses stated renewal rates. Historical renewal rates are supported by performing an analysis in which the Company segregates its customer support renewal contracts into different classes based on specific criteria including, but not limited to, the dollar amount of the software purchased, the level of customer support being provided and the distribution channel. As a result of this analysis, the Company has concluded that it has established VSOE for the different classes of customer support when the support is sold as part of a multiple-element arrangement.
     The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are generally evidenced by a signed Statement of Work (“SOW”), which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element software arrangement. The Company generally performs its other professional services within 60 to 90 days of entering into an agreement. The price for other professional services has not materially changed for the periods presented.
     The Company has analyzed all of the undelivered elements included in its multiple-element arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9.
     The Company considers the four basic revenue recognition criteria for each of the elements as follows:
•	Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company, a signed SOW evidencing the scope of certain other professional services, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

•	Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
•	Vendor’s fee is fixed or determinable. The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of an arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized on a cash-collected basis, assuming all of the other basic revenue recognition criteria are met.
     The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.
     The Company has offered limited price protection under certain original equipment manufacturer agreements. Any right to a future refund from such price protection is entirely within the Company’s control. It is estimated that the likelihood of a future payout due to price protection is remote.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Net Income (Loss) Attributable to Common Stockholders per Share
     The Company calculates net income (loss) attributable to common stockholders per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF No. 03-6”). The information required to compute basic and diluted net income (loss) attributable to common stockholders per share is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reconciliation of net income (loss) to undistributed net income (loss) allocable to common stockholders for the basic computation:
Net income	$4,431	$2,014	$7,772	$1,649

Accretion of preferred stock dividends (1)	(1,407)	(1,427)	(2,818)	(2,838)
Accretion of fair value of preferred stock upon conversion (2)	(102,745)	—	(102,745)	—

Net income (loss) attributable to common stockholders	(99,721)	587	(97,791)	(1,189)
Undistributed net income allocable to Series AA, BB and CC convertible preferred stock, if converted (3)	—	(199)	—	—

Undistributed net income (loss) allocable to common stockholders	$(99,721)	$388	$(97,791)	$(1,189)

Basic net income (loss) attributable to common stockholders per share:

Basic weighted average shares outstanding	20,353	18,813	19,696	18,810

Basic net income (loss) attributable to common stockholders per share	$(4.90)	$0.02	$(4.96)	$(0.06)

Reconciliation of net income (loss) to net income (loss) attributable to common stockholders for the diluted computation:
Net income	$4,431	$2,014	$7,772	$1,649

Accretion of preferred stock dividends(1)	(1,407)	(1,427)	(2,818)	(2,838)
Accretion of fair value of preferred stock upon conversion (2)	(102,745)	—	(102,745)	—

Net income (loss) attributable to common stockholders	$(99,721)	$587	$(97,791)	$(1,189)

Diluted net income (loss) attributable to common stockholders per share:

Basic weighted average shares outstanding	20,353	18,813	19,696	18,810
Series AA, BB and CC convertible preferred stock	—	9,686	—	—
Dilutive effect of stock options	—	1,758	—	—
Dilutive effect of common stock warrants	—	180	—	—

Diluted weighted average shares outstanding	20,353	30,437	19,696	18,810

Diluted net income (loss) attributable to common stockholders per share	$(4.90)	$0.02	$(4.96)	$(0.06)

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
(2)	In the three and six months ended September 30, 2006, net income attributable to common stockholders is reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006 as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”
(3)	In the three months ended September 30, 2005, net income attributable to common stockholders is reduced by the participation rights of the Series AA, BB and CC convertible preferred stock related to assumed cash dividends declared by the Company. In the three months ended September 30, 2005, net income attributable to common stockholders is not allocated to the Series A through E cumulative redeemable convertible preferred stock because such stockholders only participate in cash dividends in excess of their contractual dividend amount of $1.788 per share, and the Company did not have the ability to distribute amounts in excess of $1.788 per share in the three months ended September 30, 2005. In the six months ended September 30, 2005, net income (loss) attributable to common stockholders is not allocated to the preferred stockholders because the Company’s preferred stock does not participate in losses.
     Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
     One customer accounted for approximately 20% and 17% of total revenues for the six months ended September 30, 2006 and 2005, respectively. That customer accounted for 19% and 21% of accounts receivable as of September 30, 2006 and March 31, 2006, respectively.
     Deferred Offering Costs
     The company had deferred offering costs of $0 and $855 at September 30, 2006 and March 31, 2006, respectively. The company offset its deferred offering costs against the gross proceeds raised from the initial public offering which closed on September 27, 2006.
     Deferred Revenue
     Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements, as well as billings for other professional services fees that have not yet been performed by the Company and billings for license fees that are deferred due to insufficient persuasive evidence that an arrangement exists. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of software revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.
     Deferred revenue consists of the following:

	September 30,	March 31,
	2006	2006
Current:
Deferred software revenue	$458	$2,957
Deferred services revenue	29,713	26,808

	$30,171	$29,765

Non-current:
Deferred services revenue	$3,589	$3,036

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Accounting for Stock-Based Compensation
     Prior to April 1, 2006, the Company accounted for it stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation costs in the six months ended September 30, 2006 includes the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three and six months ended September 30, 2006 is $982 and $1,821, respectively, lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net income attributable to common stockholders per share for the three and six months ended September 30, 2006 is $0.05 and $0.09 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. As of September 30, 2006, there was approximately $16,367 of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.66 years.
     Prior to the adoption of SFAS 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the statement of stockholders’ equity (deficit) with a corresponding credit to additional paid-in capital. Upon the adoption of SFAS 123(R), these amounts were offset against each other as SFAS 123(R) prohibits the “gross-up” of stockholders equity. Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.
     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the provisions of SFAS 123 to options granted under the company’s stock option plan for all periods presented prior to the adoption of SFAS 123(R).

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income	$2,014	$1,649
Less: Accretion of preferred stock dividends	(1,427)	(2,838)

Net income (loss) attributable to common stockholders, as reported	587	(1,189)
Add: Stock-based compensation recorded under APB 25	159	210
Less: Stock-based compensation expense determined under fair value method for all awards	(1,116)	(2,129)

Pro forma net loss attributable to common stockholders	$(370)	$(3,108)
Net income (loss) attributable to common stockholders per share, as reported:
Basic	$0.02	$(0.06)

Diluted	$0.02	$(0.06)

Pro forma net loss attributable to common stockholders per share:
Basic	$(0.02)	$(0.17)

Diluted	$(0.02)	$(0.17)

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The pro forma information presented above has been determined as if employee stock options were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions that were used for option grants in the respective periods are as follows:

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Dividend yield	None	None
Expected volatility	49%	49%
Risk-free interest rate	4.11%-4.19%	3.98%-4.19%
Expected life (in years)	7.00	7.00
     Option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable, single measure of the fair value of its employee stock options.
     Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing for determining the estimated fair value for stock-based awards. The fair value of stock option awards subsequent to April 1, 2006 is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC shortcut approach” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Dividend yield	None	None
Expected volatility	50%	50%-55%
Weighted average expected volatility	50%	52%
Risk-free interest rates	4.69%-4.99%	4.69%-5.04%
Expected life (in years)	6.25	6.25
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of services revenue	$25	$4	$51	$6
Sales and marketing	660	78	1,277	108
Research and development	195	25	382	32
General and administrative	604	52	1,171	64

Stock-based compensation expense	$1,484	$159	$2,881	$210

     The Company recognized no tax benefits related to the stock-based compensation expense recognized in the three and six months ended September 30, 2006 and 2005.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Comprehensive Income (Loss)
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity (deficit). Comprehensive income for the three and six months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$4,431	$2,014	$7,772	$1,649
Foreign currency translation adjustment	(76)	96	(257)	93

Total comprehensive income	$4,355	$2,110	$7,515	$1,742

     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.
4. Term Loan
     In May 2006, the Company entered into a $20,000 term loan facility (the “term loan”) in connection with the payments due to the holders of its Series A through E Stock upon an initial public offering. As of September 30, 2006, there was $10,000 outstanding under the term loan. The term loan is secured by substantially all of the Company’s assets. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50% with principal and interest to be repaid in quarterly installments over a 24-month period, subject to acceleration, at any time, at the discretion of the lender. The term loan requires the Company to maintain a “quick ratio,” as defined in the term loan agreement, of at least 1.50 to 1. The Company is in compliance with the quick ratio covenant as of September 30, 2006.
5. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at September 30, 2006, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
6. Capitalization
     On September 14, 2006, the Company effected a one for two reverse stock split of its common shares. All share and per share amounts related to common shares, options and warrants included in the Company’s consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse stock split. The conversion ratios of the Company’s Series A through E Cumulative Redeemable Convertible Preferred Stock (“Series A through E” Stock), Series AA Preferred Stock (“Series AA Stock”), Series BB Preferred Stock (“Series BB Stock”) and Series CC Preferred Stock (“Series CC Stock”) have also been adjusted to reflect the reverse stock split.
     On September 27, 2006, the Company completed its initial public offering of 11,111 shares of common stock at a price of $14.50 per share. The Company sold 6,148 shares and certain stockholders of the Company sold 4,963 shares in this offering. In connection with the initial public offering, the Company paid $6,240 in underwriting

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
discounts and commissions. In addition, the Company incurred an estimated $2,688 of other offering expenses of which $486 was paid in fiscal 2006, $1,902 was paid in the six months ended September 30, 2006, and $300 was accrued at September 30, 2006. After deducting the underwriting discounts and commissions and the other offering expenses, the Company’s net proceeds from the initial public offering were approximately $80,220. In conjunction with the initial public offering, the Company also sold 103 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. The Company’s net proceeds from the concurrent private placement were approximately $1,488.
     On September 27, 2006, the Company amended its Certificate of Incorporation and authorized 250,000 shares of common stock and 50,000 shares of preferred stock. As of September 30, 2006, there are no shares of preferred stock outstanding.
     Common Stock
     The Company had 41,660 and 18,960 shares of common stock, par value $0.01, outstanding as of September 30, 2006 and at March 31, 2006, respectively. As of September 30, 2006, approximately 14,578 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 35.0% of the common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee. Subject to specified exceptions, the voting trust agreement also requires Credit Suisse Securities (USA) LLC and its affiliates to deliver to the trustee, and make subject to the voting trust agreement, any shares of the Company’s common stock owned by it or its affiliates that would cause the aggregate shares of the Company’s common stock held by them to exceed 5% of the Company’s common stock then outstanding.
     The voting trust agreement requires that the trustee cause the shares subject to the voting trust to be represented at all stockholder meetings for purposes of determining a quorum, but the trustee is not required to vote the shares on any matter and any determination whether to vote the shares is required by the voting trust agreement to be made by the trustee without consultation with Credit Suisse Securities (USA) LLC and its affiliates. If, however, the trustee votes the shares on any matter subject to a stockholder vote, including proposals involving the election of directors, changes of control and other significant corporate transactions, the shares will be voted in the same proportion as votes cast “for” or “against” those proposals by the Company’s other stockholders.
     Cumulative Redeemable Convertible Preferred Stock: Series A through E Stock
     Upon completion of the initial public offering, all 3,166 outstanding shares of the Company’s Series A through E Stock converted on into 6,333 shares of common stock on a 2:1 basis. In addition, the Company paid the holders of the Series A through E Stock approximately $101,833 consisting of a cash payment of $14.85 per share, or $47,019 in the aggregate; and all accrued and unpaid dividends of $1.788 per share per year since the date such shares were issued, or $54,814 in the aggregate, due to such holders upon its conversion into common stock.
     In the three months ended September 30, 2006, the Company recorded a charge to net income (loss) attributable to common stockholders of $102,745 related to the accretion of fair value of the Series A through E Stock upon conversion to common stock at the closing of the Company’s initial public offering as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”
     Convertible Preferred Stock
     Upon completion of the initial public offering all 19,252 outstanding shares of the Company’s Series AA, BB and CC Stock converted into 9,686 shares of common stock. The conversion ratio of the Series AA, BB and CC Stock was 0.514:1, 0.5:1, and 0.5:1, respectively.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Registration Rights
     Holders of shares of common stock which were issued upon conversion of the Company’s Series A through E Stock and Series AA, BB and CC Stock are entitled to have their shares registered under the Securities Act of 1933 (the “Securities Act”), as amended. Under the terms of an agreement between the Company and the holders of these registrable securities, if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of others, these stockholders are entitled to include their shares in such registration.
7. Employee Benefit Plans
     As of September 30, 2006, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     1996 Stock Option Plan
     Under the Plan, the Company may grant options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. Stock options granted by the Company generally vest over a four-year period. At September 30, 2006 and March 31, 2006, there were 123 and 499 options available for future grant under the Plan, respectively.
     The following summarizes the Plan’s activity from March 31, 2006 to September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding at March 31, 2006	7,587	$5.56
Options granted	521	12.61
Options exercised	(42)	4.54
Options canceled	(145)	5.99

Outstanding at September 30, 2006	7,921	$6.02	7.02	$94,862

Vested or expected to vest at September 30, 2006	7,714	$5.98	6.95	$92,689

Exercisable at September 30, 2006	4,543	$5.53	5.74	$56,648

     The weighted average fair value of stock options granted was $7.16 and $7.46 during the three and six months ended September 30, 2006, respectively, and $6.25 and $5.87 during the three and six months ended September 30, 2005, respectively. The total intrinsic value of options exercised was $77 and $353 in the three and six months ended September 30, 2006, respectively, and $28 in both the three and six months ended September 30, 2005.
     During the six months ended September 30, 2006, the Company granted stock options under the plan with exercise prices as follows:

	Number
	of Options	Exercise	Fair Value per	Intrinsic
Grants Date	Granted	Price	Common Share	Value
April 20, 2006	150	$11.70	$12.98	$1.28
May 3, 2006	90	12.60	13.08	0.48
July 27, 2006	146	12.74	12.74	—
September 12, 2006	135	13.50	13.50	—

	521

     The Company estimated the fair value of its common stock on April 20, 2006, May 3, 2006 and July 27, 2006 by utilizing the probability weighted expected returns (“PWER”) method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company estimated the

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
fair value of its common stock on September 12, 2006 based on the midpoint of the estimate offering range contained in the Company’s registration statement on Form S-1.
     2006 Long-Term Stock Incentive Plan
     On January 26, 2006, the Board of Directors authorized the creation of the LTIP. Upon the closing of the Company’s initial public offering on September 27, 2006, the Company became eligible to grant awards under the LTIP. The LTIP permits the grant of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company's common stock. As of September 30, 2006, no awards have been granted under the LTIP.
     The maximum number of shares of the Company’s common stock that may be initially awarded under the LTIP is 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1.
8. Income Taxes
     The provision for income taxes for the three months ended September 30, 2006 and 2005 was $66 and $91, respectively, with effective tax rates of 1.5% and 4.3%, respectively. The provision for income taxes for the six months ended September 30, 2006 and 2005 was $111 and $75, respectively, with effective tax rates of 1.4% and 4.3%, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss carry forwards, research and development tax credits, and depreciation and amortization. At September 30, 2006 and March 31, 2006, a valuation allowance was recorded to fully offset the net deferred tax asset.
9. Subsequent Event
     On October 3, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional 1,667 shares of Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC at the initial public offering price of $14.50 per share. The Company did not receive any proceeds as a result of the underwriters exercise of their over-allotment option.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in our Registration Statement on Form S-1, as amended (Registration No. 333-132550). Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
     CommVault is a leading provider of data management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data management software applications under the QiNetix brand. QiNetix is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations.
     Our QiNetix software suite includes the following eight applications which is built upon our unified architectural design: QiNetix Galaxy Backup and Recovery (released in 2000), QiNetix DataMigrator (released in 2002), QiNetix QuickRecovery (released in 2002), QiNetix DataArchiver (released in 2003), QiNetix StorageManager (released in 2003), QiNetix QNet (released in 2003), QiNetix Data Classification (released in 2005) and QiNetix ContinuousDataReplicator (released June 2006). In addition to QiNetix Galaxy, the subsequent release of our other QiNetix software has substantially increased our addressable market. As of September 30, 2006, we had licensed our software applications to approximately 4,900 registered customers.
     We derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 82% of our total software revenue for the six months ended September 30, 2006. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. We anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.
     Given the nature of the industry in which we operate, our software applications are subject to obsolescence. We continually develop and introduce updates to our existing software applications in order to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive software applications that may render our existing software applications obsolete. For each of our software applications, we provide full support for the current generally available release and one prior release. When we declare a product release obsolete, a customer notice is delivered twelve months prior to the effective date of obsolescence announcing continuation of full product support for the first six months. We provide an additional six months of extended assistance support in which we provide existing workarounds or fixes only, which do not require additional development activity. We do not have existing plans to make any of our software products permanently obsolete.
Sources of Revenues
     We derive the majority of our revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 56% and 57% of our total revenues for six months ended September 30, 2006 and 2005, respectively. Software revenue generated through direct and indirect distribution channels was approximately 29% and 71%, respectively, of total software revenue in the six months ended September 30, 2006 and was approximately 31% and 69%, respectively, of total software revenue in the six months ended September 30, 2005. We have no current plans to focus future growth on one distribution channel versus another. The failure of our indirect distribution channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have agreements with original equipment manufacturers that market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. An increasing portion of our software revenue is related to such arrangements with original equipment manufacturers that have no obligation to sell our software applications. We currently have original equipment manufacturer agreements with Dell and Hitachi Data Systems. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time.
     In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2007, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions typically represent approximately 30% to 35% of our total software revenue in any given period.
     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 44% and 43% of our total revenues for six months ended September 30, 2006 and 2005, respectively. The gross margin of our services revenue was 69.9% and 72.4% for the six months ended September 30, 2006 and 2005, respectively. Our services revenue has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.
Description of Costs and Expenses
Our cost of revenues is as follows:
•	Cost of Software Revenue, consists primarily of third party royalties and other costs such as media, manuals, translation and distribution costs; and

•	Cost of Services Revenue, consists primarily of salary and employee benefit costs in providing customer support and other professional services.
Our operating expenses are as follows:
•	Sales and Marketing, consists primarily of salaries, commissions, employee benefits and other direct and indirect business expenses, including travel related expenses, sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events (such as trade shows and advertising);

•	Research and Development, which is primarily the expense of developing new software applications and modifying existing software applications, consists principally of salaries and benefits for research and development personnel and related expenses; contract labor expense and consulting fees as well as other expenses associated with the design, certification and testing of our software applications; and legal costs associated with the patent registration of such software applications;

•	General and Administrative, consists primarily of salaries and benefits for our executive, accounting, human resources, legal, information systems and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services and insurance; and

•	Depreciation and Amortization, consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs.
     We anticipate that each of the above categories of operating expenses will increase in dollar amounts, but will decline as a percentage of total revenues in the long-term.
Critical Accounting Policies
     In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. The following is a description of our accounting policies that we believe require subjective and complex judgments, which could potentially have a material effect on our reported financial condition or results of operations.
Revenue Recognition
     We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations. Our revenue recognition policy is based on complex rules that require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software revenue) and which portions must be deferred and recognized in future periods (generally services revenue). We analyze various factors including, but not limited to, the sales of undelivered services when sold on a stand-alone basis, our pricing policies, the credit-worthiness of our customers and resellers, accounts receivable aging data and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.
     Currently we derive revenues from two primary sources, or elements: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these elements.
     For software arrangements involving multiple elements, we recognize revenue using the residual method as described in SOP 98-9. Under the residual method, we allocate and defer revenue for the undelivered elements based on relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective evidence (“VSOE”).
     Software licenses typically provide for the perpetual right to use our software and are sold on a per copy basis or as site licenses. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. We recognize software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when the other three basic revenue recognition criteria are met as described in the revenue recognition section in Note 3 of our “Notes to Consolidated Financial Statements.” We recognize software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that we recognize revenue when the basic revenue recognition criteria are met and these channels complete the sale of our software products to the end user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.

     Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, we primarily use historical renewal rates and, in certain cases, we use stated renewal rates. Historical renewal rates are supported by a rolling 12-month VSOE analysis in which we segregate our customer support renewal contracts into different classes based on specific criteria including, but not limited to, dollar amount of software purchased, level of customer support being provided and distribution channel. The purpose of such an analysis is to determine if the customer support element that is deferred at the time of a software sale is consistent with how it is sold on a stand-alone renewal basis.
     Our other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by us are not mandatory and can also be performed by the customer or a third party. In addition to a signed purchase order, our consulting, assessment and design services and installation services are generally evidenced by a signed Statement of Work, which defines the specific scope of the services to be performed when sold and performed on a stand-alone basis or included in multiple-element arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by our instructors or third party contractors either at one of our facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element software arrangement.
     In summary, we have analyzed all of the undelivered elements included in our multiple-element arrangements and determined that we have VSOE of fair value to allocate revenues to services. Our analysis of the undelivered elements has provided us with results that are consistent with the estimates and assumptions used to determine the timing and amount of revenue recognized in our multiple-element arrangements. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9. We are not likely to materially change our pricing and discounting practices in the future.
     Our arrangements do not generally include acceptance clauses. However, if an arrangement does include an acceptance clause, we defer the revenue for such arrangement and recognize it upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.
     We have offered limited price protection under certain original equipment manufacturer agreements. Any right to a future refund from such price protection is entirely within our control. We estimate that the likelihood of a future payout due to price protection is remote.
Stock-Based Compensation
     On April 1, 2006, we adopted the fair value recognition provisions of SFAS Statement No. 123(revised 2004), Share-Based Payment, (“SFAS 123(R)’’) using the modified prospective method and therefore we have not restated our financial results for prior periods. Under this transition method, stock-based compensation costs in the three and six months ended September 30, 2006 includes the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As a result of adopting SFAS 123(R) on April 1, 2006, our income before income taxes and net income for the three and six months ended September 30, 2006 is $1.0 million and $1.8 million respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees.
     Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The fair value of stock option awards subsequent to April 1, 2006 is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. We will continue to use peer group volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC shortcut approach” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on a historical analysis of our actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Dividend yield	None	None
Expected volatility	50%	50%-55%
Weighted average expected volatility	50%	52%
Risk-free interest rates	4.69%-4.99%	4.69%-5.04%
Expected life (in years)	6.25	6.25
     The following table presents the exercise price and fair value per share for grants issued during the six months ended September 30, 2006:

	Number of	Exercise	Fair Value per	Intrinsic
Grants Date	Options Granted	Price	Common Share	Value
April 20, 2006	150,000	$11.70	$12.98	$1.28
May 3, 2006	89,750	12.60	13.08	0.48
July 27, 2006	145,600	12.74	12.74	—
September 12, 2006	135,375	13.50	13.50	—

	520,725

     We estimated the fair value of our common stock on April 20, 2006, May 3, 2006 and July 27, 2006 by utilizing the probability weighted expected returns (“PWER”) method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We estimated the fair value of our common stock on September 12, 2006 based on the midpoint of the estimate offering range contained in our registration statement on Form S-1.
     Under the PWER method, the value of our common stock is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. In our situation, the future outcomes included two scenarios: (i) we become a public company (“public company scenario”) and; (ii) we remain a private company (“remains private scenario’”). We weighted the analysis using a 90% probability assumption for the public company scenario and a 10% probability assumption for the remains private scenario.
     As of September 30, 2006, there was approximately $16.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.66 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2006, we had deferred tax assets of approximately $57.8 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of September 30, 2006, we maintained a valuation allowance equal to the $57.8 million of deferred tax assets as there is not sufficient evidence to enable us to conclude that it is more likely than not that the deferred tax assets will be realized. Even though we reported net income in fiscal 2006 and in the six months ended September 30, 2006, we have incurred $0.5 million in cumulative losses over the prior three fiscal years and we have incurred $16.9 million in cumulative losses over the prior four fiscal years. In addition, we have an accumulated deficit of approximately $160.8 million reported on our consolidated balance sheet as of September 30, 2006. If our actual results differ from our estimates, our provision for income taxes could be materially impacted.
Software Development Costs
     Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by us between completion of the working model and the point at which the product is ready for general release historically have been immaterial.
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Software	55%	57%	56%	57%
Services	45	43	44	43

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	13	12	13	12

Total cost of revenues	14%	13%	14%	13%

Gross margin	86%	87%	86%	87%
Three months ended September 30, 2006 compared to three months ended September 30, 2005
Revenues
     Total revenues increased $10.7 million, or 41%, from $25.9 million in the three months ended September 30, 2005 to $36.6 million in the three months ended September 30, 2006.
     Software Revenue. Software revenue increased $5.4 million, or 36%, from $14.9 million in three months ended September 30, 2005 to $20.3 million in the three months ended September 30, 2006. Software revenue represented 55% and 57% of our total revenues in the three months ended September 30, 2006 and 2005, respectively. The increase in software revenue was primarily the result of broader acceptance of our software applications and increased revenue from our expanding base of existing customers. Revenue through our resellers and our direct sales force contributed $3.6 million and $1.4 million, respectively, to our overall increase in software revenue. Furthermore, revenue through our original equipment manufacturers contributed $0.4 million to our overall increase in software revenue primarily due to higher revenue from our arrangement with Dell. Software revenue transactions greater than $0.1 million decreased approximately $0.5 million during the three months ended September 30, 2006. We were able to achieve a 36% increase in total software revenue despite a decrease in the contribution from software revenue transactions greater than $0.1 million.

     Services Revenue. Services revenue increased $5.3 million, or 48%, from $11.1 million in the three months ended September 30, 2005 to $16.4 million in the three months ended September 30, 2006. Services revenue represented 45% and 43% of our total revenues in the three months ended September 30, 2006 and 2005, respectively. The increase in services revenue was primarily due to a $4.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
     Total cost of revenues increased $1.9 million, or 56%, from $3.3 million in the three months ended September 30, 2005 to $5.2 million in the three months ended September 30, 2006. Total cost of revenues represented 14% and 13% of our total revenues in the three months ended September 30, 2006 and 2005, respectively.
     Cost of Software Revenue. Cost of software revenue increased $0.1 million, or 29%, from $0.3 million in the three months ended September 30, 2005 to $0.4 million in the three months ended September 30, 2006. Cost of software revenue represented 2% of our total software revenue in both the three months ended September 30, 2006 and 2005.
     Cost of Services Revenue. Cost of services revenue increased $1.8 million, or 59%, from $3.0 million in the three months ended September 30, 2005 to $4.8 million in the three months ended September 30, 2006. Cost of services revenue represented 30% of our services revenue in the three months ended September 30, 2006 and 28% of our services revenue in the three months ended September 30, 2005. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling approximately $0.9 million resulting from higher headcount and increased sales.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $3.6 million, or 28%, from $12.7 million in the three months ended September 30, 2005 to $16.3 million in the three months ended September 30, 2006. The increase was primarily due to a $1.6 million increase in employee compensation resulting from higher headcount, a $0.6 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $0.4 million increase in advertising and marketing related expenses, a $0.3 million increase in commission expense on higher revenue levels and a $0.3 million increase in travel and entertainment expenses due to increased headcount.
     Research and Development. Research and development expenses increased $1.4 million, or 29%, from $4.7 million in the three months ended September 30, 2005 to $6.1 million in the three months ended September 30, 2006. The increase was primarily due to $0.5 million of higher employee compensation resulting from higher headcount, a $0.2 million increase in legal expenses associated with patent registration of our intellectual property and a $0.2 million increase in stock-based compensation due to the adoption of SFAS 123(R).
     General and Administrative. General and administrative expenses increased $1.7 million, or 56%, from $3.0 million in the three months ended September 30, 2005 to $4.6 million in the three months ended September 30, 2006. The increase was primarily due to a $0.6 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $0.5 million increase in employee compensation resulting from higher headcount and a $0.4 million increase in accounting, compliance and director compensation costs associated with being a public company.
     Depreciation and Amortization. Depreciation expense increased $0.2 million, or 52%, from $0.4 million in the three months ended September 30, 2005 to $0.6 million in the three months ended September 30, 2006. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.

Interest Income
     Interest income increased $0.4 million, from $0.3 million in the three months ended September 30, 2005 to $0.7 million in the three months ended September 30, 2006. The increase was due to higher interest rates and higher cash balances in our deposit accounts.
Six months ended September 30, 2006 compared to six months ended September 30, 2005
Revenues
     Total revenues increased $22.1 million, or 46%, from $48.0 million in the six months ended September 30, 2005 to $70.2 million in the six months ended September 30, 2006.
     Software Revenue. Software revenue increased $11.7 million, or 43%, from $27.3 million in six months ended September 30, 2005 to $39.0 million in the six months ended September 30, 2006. Software revenue represented 56% and 57% of our total revenues in the six months ended September 30, 2006 and 2005, respectively. The increase in software revenue was primarily the result of broader acceptance of our software applications and increased revenue from our expanding base of existing customers. Revenue through our resellers and our direct sales force contributed $7.1 million and $2.6 million, respectively, to our overall increase in software revenue. Furthermore, revenue through our original equipment manufacturers contributed $2.0 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Dell and Hitachi Data Systems. Software revenue transactions greater than $0.1 million contributed approximately $1.9 million to our overall increase in software revenue
     Services Revenue. Services revenue increased $10.4 million, or 50%, from $20.7 million in the six months ended September 30, 2005 to $31.1 million in the six months ended September 30, 2006. Services revenue represented 44% and 43% of our total revenues in the six months ended September 30, 2006 and 2005, respectively. The increase in services revenue was primarily due to a $8.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
     Total cost of revenues increased $3.7 million, or 57%, from $6.4 million in the six months ended September 30, 2005 to $10.0 million in the six months ended September 30, 2006. Total cost of revenues represented 14% and 13% of our total revenues in the six months ended September 30, 2006 and 2005, respectively.
     Cost of Software Revenue. Cost of software revenue increased less than $0.1 million from $0.6 million in the six months ended September 30, 2005 to $0.7 million in the six months ended September 30, 2006. Cost of software revenue represented 2% of our total software revenue in both the six months ended September 30, 2006 and 2005.
     Cost of Services Revenue. Cost of services revenue increased $3.6 million, or 63%, from $5.7 million in the six months ended September 30, 2005 to $9.4 million in the six months ended September 30, 2006. Cost of services revenue represented 30% of our services revenue in the six months ended September 30, 2006 and 28% of our services revenue in the six months ended September 30, 2005. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling approximately $1.9 million resulting from higher headcount and increased sales.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $7.1 million, or 29%, from $24.5 million in the six months ended September 30, 2005 to $31.6 million in the six months ended September 30, 2006. The increase was primarily due to a $2.9 million increase in employee compensation due to increased headcount, a $1.2 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $0.8 million increase in travel and entertainment expenses resulting from higher headcount, a $0.6 million increase in advertising and marketing related expenses and a $0.3 million increase in commission expense on higher revenue levels.

     Research and Development. Research and development expenses increased $2.5 million, or 27%, from $9.1 million in the six months ended September 30, 2005 to $11.5 million in the six months ended September 30, 2006. The increase was primarily due to $1.1 million of higher employee compensation resulting from higher headcount, a $0.4 million increase in stock-based compensation due to the adoption of SFAS 123(R) and a $0.3 million increase in legal expenses associated with patent registration of our intellectual property.
     General and Administrative. General and administrative expenses increased $3.2 million, or 54%, from $6.0 million in the six months ended September 30, 2005 to $9.3 million in the six months ended September 30, 2006. The increase was primarily due to a $1.1 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $1.0 million increase in employee compensation resulting from higher headcount, a $0.5 million increase in accounting, compliance and director compensation costs associated with being a public company and a $0.3 million increase in legal expenses primarily related to an anticipated litigation settlement.
     Depreciation and Amortization. Depreciation expense increased $0.3 million, or 41%, from $0.8 million in the six months ended September 30, 2005 to $1.1 million in the six months ended September 30, 2006. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Income
     Interest income increased $0.8 million, from $0.4 million in the six months ended September 30, 2005 to $1.2 million in the six months ended September 30, 2006. The increase was due to higher interest rates and higher cash balances in our deposit accounts.
Liquidity and Capital Resources
     As of September 30, 2006, we had $50.2 million of cash and cash equivalents. We have financed our operations to date primarily through the private placements of preferred equity securities and common stock and, to a much lesser extent, through funds from operations. On September 27, 2006, we completed our initial public offering and related concurrent private placement and generated net proceeds of approximately $81.7 million. We used the net proceeds, together with net borrowings of $10.0 million under our new term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock as discussed below.
     Upon the closing of our initial public offering, in accordance with the terms of each series of preferred stock as set forth in our Certificate of Incorporation, our Series A, B, C, D and E preferred stock converted into 6,332,508 shares of our common stock and also received $101.8 million consisting of:
•	$14.85 per share, or $47.0 million in the aggregate; and

•	accumulated and unpaid dividends of $1.788 per share per year since the date the shares of preferred stock were issued, or $54.8 million in the aggregate.
     The outstanding shares of Series AA, BB and CC preferred stock converted into a total of 9,686,972 shares of common stock, in accordance with the terms of such series of preferred stock as set forth in our Certificate of Incorporation.
     In May 2006, we entered into a $20.0 million term loan facility (the “term loan”) in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering. As of September 30, 2006, there was $10.0 outstanding under the term loan. The term loan is secured by substantially all of our assets. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50% with principal and interest to be repaid in quarterly installments over a 24-month period, subject to acceleration, at any time, at the discretion of the lender. The term loan requires us to maintain a “quick ratio,” as defined in the term loan agreement, of at least 1.50 to 1. We are in compliance with the quick ratio covenant as of September 30, 2006.

     Net cash provided by operating activities was $13.8 million and $12.2 million in the six months ended September 30, 2006 and 2005, respectively. In the six months ended September 30, 2006, cash generated by operating activities was primarily due to net income adjusted for the impact of noncash charges and an increase in accrued liabilities and deferred services revenue. In the six months ended September 30, 2005, cash generated by operating activities was primarily due to net income adjusted for the impact of noncash charges, an increase in deferred services revenue and a decrease in accounts receivable.
     Net cash used in investing activities was $2.2 million and $0.8 million in the six months ended September 30, 2006 and 2005, respectively. Cash used in investing activities in each period was due to purchases of property and equipment. The increase in capital expenditures is primarily related to the growth in our business as we continue to invest in and enhance our global infrastructure.
     Net cash used in financing activities was $9.1 million in the six months ended September 30, 2006 and less than $0.1 million in the six months ended September 30, 2005. The cash used in financing activities in the six months ended September 30, 2006 was primarily due to the cash use of $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, partially offset proceeds generated of approximately $82.5 from our initial public offering and concurrent private placement, net of underwriting fees and offering cost. In addition, we incurred net borrowings of $10.0 million in the six months ended September 30, 2006 under our new term loan in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering.
     Working capital decreased $9.4 million from $24.1 million as of March 31, 2006 to $14.8 million as of September 30, 2006. The decrease in working capital is primarily due to our net borrowing of $10.0 million under our new term loan used in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering and a $1.4 million increase in accrued liabilities, partially offset by an increase in cash and cash equivalents of $2.1 million. The increase in cash and cash equivalents is primarily due to net income generated during the period and the decrease in the accounts receivable balance due to strong collection efforts, partially offset by the net cash used in connection with the transactions associated with our initial public offering.
     We believe that our existing cash, cash equivalents and cash from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We cannot assure you that this will be the case or that our assumptions regarding revenues and expenses underlying this belief will be accurate. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we had no off-balance sheet arrangements.
Indemnifications
     Certain of our software licensing agreements contain certain provisions that indemnify our customers from any claim, suit or proceeding arising from alleged or actual intellectual property infringement. These provisions continue in perpetuity along with our software licensing agreements. We have never incurred a liability relating to one of these indemnification provisions in the past and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of September 30, 2006, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
     As of September 30, 2006, we have $10.0 million outstanding under our term loan used in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50%. Our interest rate exposure is related changes in the LIBOR. A 1% increase in LIBOR would cause our interest expense to increase by approximately $0.1 million over the next twelve months based on our term loan balance outstanding at September 30, 2006
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 29% of our sales were outside the United States in both fiscal 2006 and the six months ended September 30, 2006. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar and Chinese yuan. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated gains or losses.
     We estimate that a 10% change in foreign exchange rates would impact our reported operating profit by approximately $1.4 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4 — Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 and, based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
We have only recently become profitable and we may be unable to sustain future profitability.
     We have only recently become profitable, generating net income of $7.8 million for the six months ended September 30, 2006 and net income of approximately $10.8 million for fiscal 2006. As of September 30, 2006, we had an accumulated deficit of approximately $160.8 million. We may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We intend to continue to expend significant funds in developing our software and service offerings and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. We expect that associated expenses will precede any revenues generated by the increased spending. If we experience a downturn in business, we may incur losses and negative cash flows from operations, which could materially adversely affect our results of operations and capitalization.
Our industry is intensely competitive, and most of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases than we do, which could enable them to compete more effectively than we do.
     The data management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include CA, Inc. (formerly known as Computer Associates International, Inc.), EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation (IBM) and Symantec Corporation.
     The principal competitive factors in our industry include product functionality, product integration, platform coverage, ability to scale, price, worldwide sales infrastructure, global technical support, name recognition and reputation. The ability of major system vendors to bundle hardware and software solutions is also a significant competitive factor in our industry.
     Many of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases, greater name recognition and broader product offerings, including hardware. These competitors can devote greater resources to the development, promotion, sale and support of their products than we can and have the ability to bundle their hardware and software products in a combined offering. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

     It is also costly and time-consuming to change data management systems. Most of our new customers have installed data management software, which gives an incumbent competitor an advantage in retaining a customer because it already understands the network infrastructure, user demands and information technology needs of the customer, and also because some customers are reluctant to change vendors.
     Our current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. In addition, large operating system and application vendors, such as Microsoft Corporation, have introduced products or functionality that include some of the same functions offered by our software applications. In the future, further development by these vendors could cause our software applications and services to become redundant, which could seriously harm our sales, results of operations and financial condition.
     New competitors entering our markets can have a negative impact on our competitive positioning. In addition, we expect to encounter new competitors as we enter new markets. Furthermore, many of our existing competitors are broadening their operating systems platform coverage. We also expect increased competition from original equipment manufacturers, including those we partner with, and from systems and network management companies, especially those that have historically focused on the mainframe computer market and have been making acquisitions and broadening their efforts to include data management and storage products. We expect that competition will increase as a result of future software industry consolidation. Increased competition could harm our business by causing, among other things, price reductions of our products, reduced profitability and loss of market share.
We may experience a decline in revenues or volatility in our operating results, which may adversely affect the market price of our common stock.
     We cannot predict our future revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:
•	the unpredictability of the timing and magnitude of orders for our software applications – during fiscal 2006 and the six months ended September 30, 2006, a majority of our quarterly revenues was earned and recorded near the end of each quarter;

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

•	the ability of our original equipment manufacturers and resellers to meet their sales objectives;

•	market acceptance of our new applications and enhancements;

•	our ability to control expenses;

•	changes in our pricing and distribution terms or those of our competitors;

•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

     Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenues. If revenue levels fall below our expectations and we are profitable at the time, our net income would decrease because only a small portion of our expenses varies with our revenues. If we are not profitable at the time, our net loss would increase. Therefore, any significant decline in revenues for any period could have an immediate adverse impact on our results of operations for that period. We believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, our results of operations could be below expectations of public market analysts and investors in future periods, which would likely cause the market price of our common stock to decline.
We anticipate that an increasing portion of our revenues will depend on our arrangements with original equipment manufacturers that have no obligation to sell our software applications, and the termination or expiration of these arrangements or the failure of original equipment manufacturers to sell our software applications would have a material adverse effect on our future revenues and results of operations.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems and a reseller agreement with Dell. These original equipment manufacturers sell our software applications and in some cases incorporate our data management software into systems that they sell. A material portion of our revenues is generated through these arrangements, and we expect this contribution to grow as a percentage of our total revenues in the future. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, would have a material adverse effect on our revenues and results of operations in future periods.
     Sales through our original equipment manufacturer agreements accounted for approximately 12% of our total revenues for fiscal 2006 and approximately 13% of our total revenues for the six months ended September 30, 2006. Sales through our original equipment manufacturer with Dell accounted for approximately 7% of total revenues for both fiscal 2006 and the six months ended September 30, 2006. If we were to see a decline in our sales through Dell it could have a significant adverse effect on our results of operations.
The loss of key personnel or the failure to attract and retain highly qualified personnel could have an adverse effect on our business.
     Our future performance depends on the continued service of our key technical, sales, services and management personnel. We rely on our executive officers and senior management to execute our existing business operations and identify and pursue new growth opportunities. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be time consuming, cause additional disruptions to our business and be unsuccessful. We do not carry key person life insurance covering any of our employees.
     Our future success also depends on our continued ability to attract and retain highly qualified technical, sales, services and management personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales, services and management employees or attract or retain other highly qualified technical, sales, services and management personnel in the future. Conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our personnel costs would be excessive and our business and profitability could be adversely affected.
Our ability to sell our software applications is highly dependent on the quality of our services offerings, and our failure to offer high quality support and professional services would have a material adverse affect on our sales of software applications and results of operations.

     Our services include the assessment and design of solutions to meet our customers’ storage management requirements and the efficient installation and deployment of our software applications based on specified business objectives. Further, once our software applications are deployed, our customers depend on us to resolve issues relating to our software applications. A high level of service is critical for the successful marketing and sale of our software. If we or our partners do not effectively install or deploy our applications, or succeed in helping our customers quickly resolve post-deployment issues, it would adversely affect our ability to sell software products to existing customers and could harm our reputation with potential customers. As a result, our failure to maintain high quality support and professional services would have a material adverse effect on our sales of software applications and results of operations.
We rely on indirect sales channels, such as value-added resellers, systems integrators and corporate resellers, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our applications, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. The use of resellers is an integral part of our distribution network. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future. Sales through our reseller agreement with Dell accounted for approximately 11% of total revenues for fiscal 2006 and approximately 13% of total revenues for the six months ended September 30, 2006. Dell accounted for a total of approximately 19% of our accounts receivable balance at September 30, 2006 as a result of our reseller agreement and our original equipment manufacturer agreement. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.
     Some of our resellers possess significant resources and advanced technical abilities. These resellers, particularly our corporate resellers, may, either independently or jointly with our competitors, develop and market software applications and related services that compete with our offerings. If this were to occur, these resellers might discontinue marketing and distributing our software applications and services. In addition, these resellers would have an advantage over us when marketing their competing software applications and related services because of their existing customer relationships. The occurrence of any of these events could have a material adverse effect on our revenues and results of operations.
Sales of one of our software applications make up a substantial portion of our revenues, and a decline in demand for this software application could have a material adverse effect on our sales, profitability and financial condition.
     We derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 82% of our total software revenue for the six months ended September 30, 2006. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. As a result, we are particularly vulnerable to fluctuations in demand for this software application, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for this software application declines significantly, our sales, profitability and financial condition would be adversely affected.

Our software applications are complex and contain undetected errors, which could adversely affect not only our software applications’ performance but also our reputation and the acceptance of our software applications in the market.
     Software applications as complex as those we offer contain undetected errors or failures. Despite extensive testing by us and by our customers, we have in the past discovered errors in our software applications and will do so in the future. As a result of past discovered errors, we experienced delays and lost revenues while we corrected those software applications. In addition, customers in the past have brought to our attention “bugs” in our software created by the customers’ unique operating environments. Although we have been able to fix these software bugs in the past, we may not always be able to do so. Our software products may also be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. Any of these events may result in the loss of, or delay in, market acceptance of our software applications and services, which would seriously harm our sales, results of operations and financial condition.
     Furthermore, we believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective software applications and services. The occurrence of errors in our software applications or the detection of bugs by our customers may damage our reputation in the market and our relationships with our existing customers and, as a result, we may be unable to attract or retain customers.
     In addition, because our software applications are used to manage data that is often critical to our customers, the licensing and support of our software applications involve the risk of product liability claims. Any product liability insurance we carry may not be sufficient to cover our losses resulting from product liability claims. The successful assertion of one or more large claims against us could have a material adverse effect on our financial condition.
We may not receive significant revenues from our current research and development efforts for several years, if at all.
     Developing software is expensive, and the investment in product development may involve a long payback cycle. In fiscal 2006 and the six months ended September 30, 2006, our research and development expenses were $19.3 million, or approximately 18% of our total revenues, and $11.5 million, or 16% of our total revenues, respectively. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.
We encounter long sales and implementation cycles, particularly for our larger customers, which could have an adverse effect on the size, timing and predictability of our revenues.
     Potential or existing customers, particularly larger enterprise customers, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our core software products to these larger customers often require an extensive education and marketing effort.
     We could expend significant funds and resources during a sales cycle and ultimately fail to close the sale. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:
•	our customers’ budgetary constraints;

•	the timing of our customers’ budget cycles and approval processes;

•	our customers’ willingness to replace their current software solutions;

•	our need to educate potential customers about the uses and benefits of our products and services; and

•	the timing of the expiration of our customers’ current license agreements or outsourcing agreements for similar services.
     If we are unsuccessful in closing sales, it could have a material adverse effect on the size, timing and predictability of our revenues.
If we are unable to manage our growth, there could be a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.
     We have experienced a period of significant growth in recent years. Our revenues increased 32% for fiscal 2006 compared to fiscal 2005 and 46% or the six months ended September 30, 2006 compared to the six months ended September 30, 2005. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:
•	continuing to retain, motivate and manage our existing employees and attract and integrate new employees;

•	continuing to provide a high level of services to an increasing number of customers;

•	maintaining the quality of product and services offerings while controlling our expenses;

•	developing new sales channels that broaden the distribution of our software applications and services; and

•	developing, implementing and improving our operational, financial, accounting and other internal systems and controls on a timely basis.
     If we are unable to manage our growth effectively, there could be a material adverse effect on our ability to maintain or increase revenues and profitability, the quality of our data management software, the quality of our services offerings and our ability to retain key personnel. These factors could adversely affect our reputation in the market and our ability to generate future sales from new or existing customers.
We depend on growth in the data management software market, and lack of growth or contraction in this market or a general downturn in economic and market conditions could have a material adverse effect on our sales and financial condition.
     Demand for data management software is linked to growth in the amount of data generated and stored, demand for data retention and management (whether as a result of regulatory requirements or otherwise) and demand for and adoption of new storage devices and networking technologies. Because our software applications are concentrated within the data management software market, if the demand for storage devices, storage software applications, storage capacity or storage networking devices declines, our sales, profitability and financial condition would be materially adversely affected. Segments of the computer and software industry have in the past experienced significant economic downturns. The occurrence of any of these factors in the data management software market could materially adversely affect our sales, profitability and financial condition.
     Furthermore, the data management software market is dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations adopting data management software for their computing environments. The market for data management software may not continue to grow at historic rates, or at all. If this market fails to grow or grows more slowly than we currently anticipate, our sales and profitability could be adversely affected.
Our services revenue produces lower gross margins than our software revenue, and an increase in services revenue relative to software revenue would harm our overall gross margins.

     Our services revenue, which includes fees for customer support, assessment and design consulting, implementation and post-deployment services and training, was approximately 43% of our total revenues for fiscal 2006 and approximately 44% of our total revenues for the six months ended September 30, 2006. Our services revenue has lower gross margins than our software revenue. The gross margin of our services revenue was 71.9% for fiscal 2006 and 69.9% for the six months ended September 30, 2006. The gross margin of our software revenue was 97.2% for fiscal 2006 and 98.3% for the six months ended September 30, 2006. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.
     The volume and profitability of services can depend in large part upon:
•	competitive pricing pressure on the rates that we can charge for our services;

•	the complexity of our customers’ information technology environments and the existence of multiple non-integrated legacy databases;

•	the resources directed by our customers to their implementation projects; and

•	the extent to which outside consulting organizations provide services directly to customers.
     Any erosion of our margins for our services revenue or any adverse change in the mix of our license versus services revenue would adversely affect our operating results.
Our international sales and operations are subject to factors that could have an adverse effect on our results of operations.
     We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to expand our international operations. In both fiscal 2006 and the six months ended September 30, 2006, we derived approximately 29% of our revenues from sales outside the United States.
     Our international operations are subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:
•	difficulties in staffing and managing our international operations;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic conditions in the countries in which we operate, including seasonal reductions in business activity in the summer months in Europe and in other periods in other countries, could have an adverse effect on our earnings from operations in those countries;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements may occur, including those pertaining to export duties and quotas, trade and employment restrictions;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	competition from local suppliers;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, war or acts of terrorism.
     Our business in emerging markets requires us to respond to rapid changes in market conditions in those markets. Our overall success in international markets depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that will be effective in each location where we do business. Furthermore, the occurrence of any of the foregoing factors may have a material adverse effect on our business and results of operations.
We are exposed to domestic and foreign currency fluctuations that could harm our reported revenues and results of operations.
     Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 29% of our sales were outside the United States in both fiscal 2006 and the six months ended September 30, 2006, respectively. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar and Chinese yuan. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We have not historically hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.
We are currently unable to accurately predict what our short-term and long-term effective tax rates will be in the future.
     We are subject to income taxes in both the United States and the various foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, as well as other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our income tax provisions. Furthermore, we have had limited historical profitability upon which to base our estimate of future short-term and long-term effective tax rates.
Our management and auditors have identified a material weakness in the design and operation of our internal controls as of March 31, 2006 which, if not properly remediated, could result in material misstatements in our financial statements in future periods.
     Our independent auditors reported to the Audit Committee of the Board of Directors a material weakness in the design and operation of our internal controls as of March 31, 2006. A material weakness is defined by the Public Company Accounting Oversight Board as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The identified material weakness related to our revenue recognition procedures for certain multiple-element arrangements accounted for under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Specifically, during fiscal 2006 we changed our customary business practice and began to require and utilize a signed Statement of Work documenting the scope of our other professional services offerings greater than $10,000 (excluding training), in addition to a signed purchase order, when sold and performed on a stand-alone basis or included in multiple-element arrangements. Persuasive evidence of an arrangement does not exist for such multiple-element arrangements until the Statement of Work covering the other professional services is signed by both CommVault and the end-user customer. During fiscal 2006, we recorded software and services revenue of approximately $2.5 million and $0.1 million, respectively, related to certain multiple-element arrangement transactions before a signed Statement of Work covering the other professional services was obtained. As a result, we recorded a reduction to revenue and a corresponding increase to deferred revenue of approximately $2.6 million in fiscal 2006 related to this material weakness.
     We believe we have remediated the material weakness by implementing new policies and procedures to identify all multiple-element arrangements that contain subsequent agreements that must be signed, even if the terms and conditions are the same as the initial purchase order or other persuasive evidence.

     If the remediated policies and procedures we have implemented are insufficient to address the material weakness as of March 31, 2006, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the rules of the Securities and Exchange Commission (“SEC”) under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2008.
We develop software applications that interoperate with operating systems and hardware developed by others, and if the developers of those operating systems and hardware do not cooperate with us or we are unable to devote the necessary resources so that our applications interoperate with those systems, our software development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.
     Our software applications operate primarily on the Windows, UNIX, Linux and Novell Netware operating systems and the hardware devices of numerous manufacturers. When new or updated versions of these operating systems and hardware devices are introduced, it is often necessary for us to develop updated versions of our software applications so that they interoperate properly with these systems and devices. We may not accomplish these development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems and hardware will be. These development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the developers of the operating systems and hardware. For some operating systems, we must obtain some proprietary application program interfaces from the owner in order to develop software applications that interoperate with the operating system. Operating system owners have no obligation to assist in these development efforts. If they do not provide us with assistance or the necessary proprietary application program interfaces on a timely basis, we may experience delays or be unable to expand our software applications into other areas.
Our ability to sell to the U.S. federal government is subject to uncertainties which could have a material adverse effect on our sales and results of operations.
     Our ability to sell software applications and services to the U.S. federal government is subject to uncertainties related to the government’s future funding commitments and our ability to maintain certain security clearances complying with the Department of Defense and other agency requirements. For fiscal 2006 and the six months ended September 30, 2006 approximately 8% and 9%, respectively, of our revenues were derived from sales where the U.S. federal government was the end user. The future prospects for our business are also sensitive to changes in government policies and funding priorities. Changes in government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or government agencies, could materially adversely affect our ability to sell our software applications to the U.S. federal government, causing our business prospects to suffer.
     In addition, our U.S. federal government sales require our employees to maintain various levels of security clearances. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, retain and recruit qualified employees who already hold security clearances. To the extent that we are not able to obtain security clearances or engage employees with security clearances, we may not be able to effectively sell our software applications and services to the U.S. federal government, which would have an adverse effect on our sales and results of operations.
Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations.
     Our success depends significantly upon proprietary technology in our software, documentation and other written materials. To protect our proprietary rights, we rely on a combination of:
•	patents;

•	copyright and trademark laws;

•	trade secrets;

•	confidentiality procedures; and

•	contractual provisions.
     These methods afford only limited protection. Despite this limited protection, any issued patent may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, our pending patent applications may not result in the issuance of patents, and any patents issued to us may not be timely or broad enough to protect our proprietary rights. We may also develop proprietary products or technologies that cannot be protected under patent law.
     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software applications is difficult, and we expect software piracy to continue to be a persistent problem. In licensing our software applications, we typically rely on “shrink wrap” licenses that are not signed by licensees. We also rely on “click wrap” licenses which are downloaded over the internet. We may have difficulty enforcing these licenses in some jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our attempts to protect our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our software applications or design around patents issued to us or other intellectual property rights of ours. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, from time to time we are participants or members of various industry standard-setting organizations or other industry technical organizations. Our participation or membership in such organizations may, in some circumstances, require us to enter into royalty or licensing agreements with third parties regarding our intellectual property under terms established by those organizations which we may not find favorable.
     Additionally, the loss of key personnel involved with developing, managing or maintaining our intellectual property could have an adverse effect on our business.
Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business, which could have a material adverse effect on our results of operations and financial condition.
     Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to current or future software applications, trademarks or other proprietary rights. We expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows and the functionality of software applications in different industry segments overlaps. Any such claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. Any of these claims could disrupt our business and have a material adverse effect on our results of operations and financial condition.
We may not be able to respond to rapid technological changes with new software applications and services offerings, which could have a material adverse effect on our sales and profitability.
     The markets for our software applications are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of software applications embodying new technologies and the emergence of new industry standards could make our existing and future software applications obsolete and unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software applications, and they may become obsolete before we receive the amount of revenues that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share in the data management software market could be materially adversely affected.

     To be successful, we need to anticipate, develop and introduce new software applications and services on a timely and cost-effective basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. We may fail to develop and market software applications and services that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these applications and services or fail to develop applications and services that adequately meet the requirements of the marketplace or achieve market acceptance. Our failure to develop and market such applications and services on a timely basis, or at all, could have a material adverse effect on our sales and profitability.
We cannot predict our future capital needs and we may be unable to obtain additional financing to fund acquisitions, which could have a material adverse effect on our business, results of operations and financial condition.
     We may need to raise additional funds in the future in order to acquire complementary businesses, technologies, products or services. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our software and services offerings, revenues, results of operations and financial condition. We have no plans, nor are we currently considering any proposals or arrangements, written or otherwise, to acquire a business, technology, product or service.
Acquisitions involve risks that could adversely affect our business, results of operations and financial condition.
     We may pursue acquisitions of businesses, technologies, products or services that we believe complement or expand our existing business. Acquisitions involve numerous risks, including:
•	diversion of management’s attention during the acquisition and integration process;

•	costs, delays and difficulties of integrating the acquired company’s operations, technologies and personnel into our existing operations and organization;

•	adverse impact on earnings as a result of amortizing the acquired company’s intangible assets or impairment charges related to write-downs of goodwill related to acquisitions;

•	issuances of equity securities to pay for acquisitions, which may be dilutive to existing stockholders;

•	potential loss of customers or key employees of acquired companies;

•	impact on our financial condition due to the timing of the acquisition or our failure to meet operating expectations for acquired businesses; and

•	assumption of unknown liabilities of the acquired company.
     Any acquisitions of businesses, technologies, products or services may not generate sufficient revenues to offset the associated costs of the acquisitions or may result in other adverse effects.
Our use of “open source” software could negatively affect our business and subjects us to possible litigation.
     Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, the Common Public License, “Apache-style’” licenses, “Berkley Software Distribution or BSD-style” licenses and other open source licenses. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. The use of such open source software may ultimately subject some of our products to unintended conditions which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.
     Some of these open source licenses may subject us to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be enjoined from the distribution of our products that contained the open source software and required to make the source code for the open source software available to others, to grant third parties certain rights of further use of our software or to remove the open source software from our products, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software. If an author or other third party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any such open source licenses, we could also be subject to liability for copyright infringement damages and breach of contract for our past distribution of such open source software.
Risks Relating to Ownership of Our Common Stock
An active market for our common stock may not develop or continue, which may inhibit the ability of our stockholders to sell common stock.
     An active or liquid trading market in our common stock may not develop, or if it does develop, it may not continue. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. In addition, you may not be able to sell shares of our common stock at prices equal to or greater than the price paid by you.
The price of our common stock may be highly volatile and may decline regardless of our operating performance.
     The market price of our common stock could be subject to significant fluctuations in response to:
•	variations in our quarterly or annual operating results;

•	changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

•	the public’s response to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	sales of common stock by our directors, officers and significant stockholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.
     The market prices of software companies have been extremely volatile. Stock prices of many software companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business.
Future sales of our common stock, or the perception that such future sales may occur, may cause our stock price to decline and impair our ability to obtain capital through future stock offerings.
     A substantial number of shares of our common stock can be sold into the public market after our initial public offering. The occurrence of such sales, or the perception that such sales could occur, could materially and adversely affect our stock price and could impair our ability to obtain capital through an offering of equity securities. The shares of common stock sold in our initial public offering are freely tradable, except for any shares sold to our affiliates.
     In connection with our initial public offering, all members of our senior management, our directors and substantially all of our stockholders, including the stockholders that acquired shares pursuant to the directed share program, have entered into written “lock-up” agreements providing in general that, for a period of 180 days from September 21, 2006, they will not, among other things, sell their shares without the prior written consent of Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. However, these lock-up agreements are subject to a number of specified exceptions which are fully described in our Registration Statement on Form S-1, as amended (Registration No. 333-132550). Upon the expiration of the lock-up period, an additional 35,876,017 shares of our common stock will be tradable in the public market subject, in most cases, to volume and other restrictions under federal securities laws. In addition, as of September 30, 2006, options exercisable for an aggregate of approximately 4,543,005 shares of our common stock are outstanding. We have entered into agreements with the holders of approximately 35,876,017 shares of our common stock under which, subject to the applicable lock-up agreements, we may be required to register those shares.
Approximately 35.0% of our outstanding common stock has been deposited into a voting trust, which could affect the outcome of stockholder actions.
     Approximately 14,577,860 shares of our common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 35.0% of our common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee.
     The voting trust agreement requires that the trustee cause the shares subject to the voting trust to be represented at all stockholder meetings for purposes of determining a quorum, but the trustee is not required to vote the shares on any matter and any determination whether to vote the shares is required by the voting trust agreement to be made by the trustee without consultation with Credit Suisse Securities (USA) LLC and its affiliates. The voting trust agreement does not provide any criteria that the trustee must use in determining whether or not to vote on a matter. If, however, the trustee votes the shares on any matter subject to a stockholder vote, including proposals involving the election of directors, changes of control and other significant corporate transactions, the shares will be voted in the same proportion a votes cast “for” or “against” those proposals by our other stockholders. As long as these shares continue to be held in the voting trust, if the trustee determines to vote the shares on a particular matter, the voting power of all other stockholders will be magnified by the operation of the voting trust. With respect to matters such as the election of directors, Delaware law provides that the requisite stockholder vote is based on the shares actually voted. Accordingly, with respect to these matters, the voting trust makes it possible to control the “majority” vote of our stockholders with only 32.5% of our outstanding common stock. In addition, with respect to other matters, including the approval of a merger or acquisition of our company or substantially all of our assets, a majority or other specified percentage of our outstanding shares of common stock must be voted in favor of the matter in order for it to be adopted. If the trustee does not vote the shares subject to the voting trust on these matters, the effect of the non-vote would be equivalent to a vote “against” the matter, making it substantially more difficult to achieve stockholder approval of the matter. See our Registration Statement on Form S-1, as amended (Registration No. 333-132550) for more information regarding the voting trust agreement.

Certain provisions in our charter documents and agreements and Delaware law may inhibit potential acquisition bids for CommVault and prevent changes in our management.
     Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in management that our stockholders might deem advantageous. Specific provisions in our certificate of incorporation include:
•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

•	a classified board in which only a third of the total board members will be elected at each annual stockholder meeting;

•	advance notice requirements for stockholder proposals and nominations; and

•	limitations on convening stockholder meetings.
     As a result of these and other provisions in our certificate of incorporation, the price investors may be willing to pay in the future for shares of our common stock may be limited.
     In addition, we are subject to Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Further, certain of our employment agreements and incentive plans provide for vesting of stock options and/or payments to be made to the employees there under if their employment is terminated in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.
We do not expect to pay any dividends in the foreseeable future.
     We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
Substantially all of our assets are pledged as collateral to secure our term loan.
     Our obligations under our new term loan are secured by substantially all of our assets. In the event we default under the terms of our new term loan, the lenders could accelerate our indebtedness there under and we would be required to repay the entire principal amount of the term loan, which would significantly reduce our cash balances. In the event we do not have sufficient cash available to repay such indebtedness, Silicon Valley Bank could foreclose on its security interest and liquidate some or all of our assets to repay the outstanding principal and interest under our term loan. The liquidation of a significant portion of our assets would reduce the amount of assets available for common stockholders in a liquidation or winding up of our business.
We will incur increased costs as a result of being a public company.
     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and new NASDAQ rules promulgated in response to the Sarbanes-Oxley Act regulate corporate governance practices of public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time consuming. For example, we will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act, for our annual report on Form 10-K for fiscal year ending March 31, 2008, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our registered public accounting firm will need to issue an opinion on that assessment and the effectiveness of those controls. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Our management and auditors have identified a material weakness in the design and operation of our internal controls as of March 31, 2006 which, if not properly remediated, could result in material restatements in our financial statements in future periods. See our Registration Statement on Form S-1, as amended (Registration No. 333-132550) for more information regarding the material weakness and our remediation plan. We also expect that it will be difficult and expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
(a)	In conjunction with our initial public offering on September 27, 2006, we sold 102,641 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. Our net proceeds from the concurrent private placement were approximately $1.5 million. The securities sold in the concurrent private placement were not registered under the Securities Act and therefore are restricted securities.

During the three months ended September 30, 2006, we have granted options to purchase 280,975 shares of our common stock under our 1996 Stock Option Plan. During this period, we issued an aggregate of 8,687 share of common stock pursuant to the exercise of stock options for cash consideration with an aggregate exercise proceeds of $35,955. All options were granted under Rule 701 promulgated under the Securities Act.

(b)	On September 21, 2006, our registration statement on Form S-1 (Registration No. 333-132550) was declared effective (the “Registration Statement”). Pursuant to the Registration Statement, we registered 12,777,778 shares of common stock (6,148,148 shares offered by us and 6,629,630 shares offered by selling stockholders, including 1,666,667 shares offered by selling stockholders pursuant to the exercise of the underwriters’ over-allotment option), par value $0.01 per share, with an aggregate offering price of $185.3 million. On September 27, 2006, we and the selling stockholders completed the sale of 11,111,111 shares of common stock to the public at a price of $14.50 per share and the offering terminated. We did not receive any proceeds from the sale of shares by the selling stockholders. Credit Suisse, Goldman, Sachs & Co., Merrill Lynch & Co., Thomas Weisel Partners LLC, RBC Capital Markets and C.E. Unterberg, Towbin acted as underwriters for the offering. Our initial public offering resulted in gross proceeds to us of $89.1 million. Estimated expenses related to the offering are as follows: $6.2 million for underwriting discounts and commissions and $2.7 million for other expenses, for total estimated expenses of $8.9 million. Approximately $2.1 million of the underwriting discounts and commissions paid by us resulted in a direct payment to Credit Suisse Securities (USA) LLC whose affiliates owned approximately 63% of our common stock immediately prior to the completion of our initial public offering. No other expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates. We received net proceeds of approximately $80.2 million in our initial public offering.

As of September 30, 2006, the net proceeds of our initial pubic offering, together with the net proceeds from the concurrent private placement, net borrowings under our term loan and available cash and cash equivalents were used to pay approximately $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversion into common stock consisting of: $14.85 per share, or $47.0 million in the aggregate; and accumulated and unpaid dividends of $1.788 per share since the date the shares of preferred stock were issued, or $54.8 million in the aggregate.

Certain uses of the net proceeds of our initial public offering resulted in direct payments to certain of our directors, officers and persons who owned 10% or more of our common stock immediately prior to the completion of our initial public offering as follows: a portion of the proceeds were used for $98.1 million in satisfaction of amounts due to affiliates of Credit Suisse Securities (USA) LLC upon conversion the Series A, B, C, D and E preferred stock into common stock; and $1.8 million in satisfaction of amounts due to three of our officers and directors upon conversion the Series A, B, C, D and E preferred stock into common stock.

(c)	None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Securities Holders
None
Item 5. Other Information
None
Item 6. Exhibits
A list of exhibits filed herewith is included on the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by reference.
Signatures
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CommVault Systems, Inc.

Dated: November 13, 2006	By:	/s/ N. Robert Hammer

N. Robert Hammer
Chairman, President, and Chief
Executive Officer

Dated: November 13, 2006	By:	/s/ Louis F. Miceli

Louis F. Miceli
Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002