Form 10-Q
period 2006-12-31
COMMVAULT SYSTEMS INC
filed 2007-02-09
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2006

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of January 31, 2007, there were 41,688,792 shares of the registrant’s common stock, $0.01 par value outstanding.

CommVault Systems, Inc.

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	March 31,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,494	$48,039
Trade accounts receivable, less allowance for doubtful accounts of $499 at December 31, 2006 and $475 at March 31, 2006	21,737	18,238
Prepaid expenses and other current assets	2,200	1,877

Total current assets	80,431	68,154

Property and equipment, net	4,425	3,322
Other assets	397	1,092

Total assets	$85,253	$72,568

Liabilities, cumulative redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,106	$1,565
Accrued liabilities	15,920	12,685
Term loan	8,750	—
Deferred revenue	33,063	29,765

Total current liabilities	58,839	44,015

Deferred revenue, less current portion	4,333	3,036
Other liabilities	6	13

Commitments and contingencies
Cumulative redeemable convertible preferred stock:
Series A through E, at liquidation value	—	99,168

Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value: no shares of Series AA, BB and CC authorized, issued and outstanding at December 31, 2006. 5,000 shares Series AA authorized, 4,362 issued and outstanding; 5,000 shares Series BB authorized, 2,758 issued and outstanding; 12,150 shares Series CC authorized, 12,132 issued and outstanding at March 31, 2006; liquidation value $96,339 at March 31, 2006.	—	94,352
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2006. No shares authorized, issued and outstanding at March 31, 2006.	—	—
Common stock, $.01 par value, 250,000 and 60,425 shares authorized, 41,689 shares and 18,960 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively.	417	190
Additional paid-in capital	177,866	4,506
Deferred compensation	—	(8,134)
Accumulated deficit	(156,181)	(164,959)
Accumulated other comprehensive income (loss)	(27)	381

Total stockholders’ equity (deficit)	22,075	(73,664)

	$85,253	$72,568

CommVault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Software	$21,132	$16,655	$60,180	$43,978
Services	17,198	12,395	48,310	33,117

Total revenues	38,330	29,050	108,490	77,095

Cost of revenues:
Software	528	676	1,191	1,316
Services	5,102	3,565	14,459	9,292

Total cost of revenues	5,630	4,241	15,650	10,608

Gross margin	32,700	24,809	92,840	66,487

Operating expenses:
Sales and marketing	17,379	13,009	48,958	37,533
Research and development	5,851	4,962	17,369	14,019
General and administrative	4,470	3,099	13,734	9,132
Depreciation and amortization	753	388	1,832	1,153

Income from operations	4,247	3,351	10,947	4,650

Interest expense	(167)	(1)	(184)	(7)
Interest income	665	381	1,865	812

Income before income taxes	4,745	3,731	12,628	5,455

Income tax expense	(111)	(160)	(222)	(235)

Net income	4,634	3,571	12,406	5,220
Less: accretion of preferred stock dividends	—	(1,427)	(2,818)	(4,265)
Less: accretion of fair value of preferred stock upon conversion	—	—	(102,745)	—

Net income (loss) attributable to common stockholders	$4,634	$2,144	$(93,157)	$955

Net income (loss) attributable to common stockholders per share:
Basic	$0.11	$0.08	$(3.44)	$0.03

Diluted	$0.10	$0.07	$(3.44)	$0.03

Weighted average shares used in computing per share amounts:
Basic	41,676	18,822	27,052	18,814

Diluted	46,164	31,484	27,052	30,518

CommVault Systems, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended December 31, 2006
(In thousands)
(Unaudited)

								Accumulated
								Other
	Convertible				Additional			Comprehensive
	Preferred Stock		Common Stock		Paid – In	Deferred	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total
Balance at March 31, 2006	19,252	$94,352	18,960	$190	$4,506	$(8,134)	$(164,959)	$381	$(73,664)
Reversal of deferred compensation upon adoption of SFAS 123(R)					(4,506)	8,134	(3,628)		—
Stock options exercised			71	—	343				343
Issuance of common stock from initial public offering and concurrent private placement, net			6,251	63	81,673				81,736
Issuance of common stock upon conversion of Series A through E preferred stock			6,333	63	91				154
Issuance of common stock upon conversion of Series AA, BB and CC preferred stock	(19,252)	(94,352)	9,686	97	94,255				—
Cashless exercise of stock warrants and related shares issued pursuant to preemptive rights			388	4	(4)				—
Accretion of dividends on preferred stock					(2,818)				(2,818)
Stock-based compensation					4,326				4,326
Comprehensive Income:
Net income							12,406		12,406
Foreign currency translation adjustment								(408)	(408)

Total Comprehensive Income									11,998

Balance at December 31, 2006	—	$—	41,689	$417	$177,866	$—	$(156,181)	$(27)	$22,075

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income	$12,406	$5,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,045	1,188
Noncash stock compensation	4,326	624

Changes in operating assets and liabilities:
Accounts receivable	(3,499)	1,245
Prepaid expenses and other current assets	(323)	582
Other assets	(160)	(30)
Accounts payable	(316)	(199)
Accrued expenses	3,442	1,520
Deferred revenue and other liabilities	4,588	9,958

Net cash provided by operating activities	22,509	20,108

Cash flows from investing activities
Purchase of property and equipment	(3,148)	(1,765)

Net cash used in investing activities	(3,148)	(1,765)

Cash flows from financing activities
Payments to Series A through E preferred stockholders upon conversion to common stock	(101,833)	—
Net proceeds from initial public offering and concurrent private placement	82,242	—
Proceeds from the exercise of stock options	343	82
Proceeds from term loan	15,000	—
Repayments on term loan	(6,250)	(149)

Net cash used in financing activities	(10,498)	(67)

Effects of exchange rate — changes in cash	(408)	185

Net increase in cash and cash equivalents	8,455	18,461
Cash and cash equivalents at beginning of period	48,039	24,795

Cash and cash equivalents at end of period	$56,494	$43,256

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
2. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements for the years ended March 31, 2006 and 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-132550), which was filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.
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
     The Company considers the four basic revenue recognition criteria for each of the elements as follows:
•	Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company, a signed SOW evidencing the scope of certain other professional services, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

•	Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

•	Vendor’s fee is fixed or determinable. The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of an arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized at the earlier of when cash is collected or when sufficient credit becomes available, assuming all of the other basic revenue recognition criteria are met.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Reconciliation of net income to undistributed net income (loss) allocable to common stockholders for the basic computation:
Net income	$4,634	$3,571	$12,406	$5,220
Accretion of preferred stock dividends (1)	—	(1,427)	(2,818)	(4,265)
Accretion of fair value of preferred stock upon conversion (2)	—	—	(102,745)	—

Net income (loss) attributable to common stockholders	4,634	2,144	(93,157)	955
Undistributed net income allocable to Series AA, BB and CC convertible preferred stock, if converted (3)	—	(729)	—	(325)

Undistributed net income (loss) allocable to common stockholders	$4,634	$1,415	$(93,157)	$630

Basic net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	41,676	18,822	27,052	18,814

Basic net income (loss) attributable to common stockholders per share	$0.11	$0.08	$(3.44)	$0.03

Reconciliation of net income to net income (loss) attributable to common stockholders for the diluted computation:
Net income	$4,634	$3,571	$12,406	$5,220

Accretion of preferred stock dividends (1)	—	(1,427)	(2,818)	(4,265)
Accretion of fair value of preferred stock upon conversion (2)	—	—	(102,745)	—

Net income (loss) attributable to common stockholders	$4,634	$2,144	$(93,157)	$955

Diluted net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	41,676	18,822	27,052	18,814
Series AA, BB and CC convertible preferred stock	—	9,686	—	9,686
Dilutive effect of stock options	4,488	2,723	—	1,828
Dilutive effect of common stock warrants	—	253	—	190

Diluted weighted average shares outstanding	46,164	31,484	27,052	30,518

Diluted net income (loss) attributable to common stockholders per share	$0.10	$0.07	$(3.44)	$0.03

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)

(2)	In the nine months ended December 31, 2006, net income attributable to common stockholders is reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006 as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

(3)	In the three and nine months ended December 31, 2005, net income attributable to common stockholders is reduced by the participation rights of the Series AA, BB and CC convertible preferred stock related to assumed cash dividends declared by the Company. In the three and nine months ended December 31, 2005, net income attributable to common stockholders is not allocated to the Series A through E cumulative redeemable convertible preferred stock because such stockholders only participate in cash dividends in excess of their contractual dividend amount of $1.788 per share, and the Company did not have the ability to distribute amounts in excess of $1.788 per share during these periods.
Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
     One customer accounted for approximately 19% and 18% of total revenues for the nine months ended December 31, 2006 and 2005, respectively. That customer accounted for 16% and 21% of accounts receivable as of December 31, 2006 and March 31, 2006, respectively.
Deferred Offering Costs
     The company had deferred offering costs of $0 and $855 at December 31, 2006 and March 31, 2006, respectively. The company offset its deferred offering costs against the gross proceeds raised from the initial public offering, which closed on September 27, 2006.
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
     Deferred revenue consists of the following:

	December 31,	March 31,
	2006	2006
Current:
Deferred software revenue	$901	$2,957
Deferred services revenue	32,162	26,808

	$33,063	$29,765

Non-current:
Deferred services revenue	$4,333	$3,036

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Accounting for Stock-Based Compensation
     Prior to April 1, 2006, the Company accounted for it stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation costs in the nine months ended December 31, 2006 includes the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended December 31, 2006 is $956 and $2,777, respectively, lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net income attributable to common stockholders per share for the three and nine months ended December 31, 2006 is $0.02 and $0.10 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. As of December 31, 2006, there was approximately $15,925 of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.70 years.
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

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
Net income	$3,571	$5,220
Less: Accretion of preferred stock dividends	(1,427)	(4,265)

Net income attributable to common stockholders, as reported	2,144	955
Add: Stock-based compensation recorded under APB 25	414	624
Less: Stock-based compensation expense determined under fair value method for all awards	(1,459)	(3,588)

Pro forma net income (loss) attributable to common stockholders	$1,099	$(2,009)

Net income attributable to common stockholders per share, as reported:
Basic	$0.08	$0.03

Diluted	$0.07	$0.03

Pro forma net income (loss) attributable to common stockholders per share:
Basic	$0.04	$(0.11)

Diluted	$0.03	$(0.11)

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The pro forma information presented above has been determined as if employee stock options were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions that were used for option grants in the respective periods are as follows:

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
Dividend yield	None	None
Expected volatility	49%	49%
Risk-free interest rate	4.59%	3.98%-4.59%
Expected life (in years)	7.00	7.00
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

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Dividend yield	None	None
Expected volatility	48%	48%-55%
Weighted average expected volatility	48%	52%
Risk-free interest rates	4.57%-4.77%	4.57%-5.04%
Expected life (in years)	6.25	6.25
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of services revenue	$24	$8	$75	$14
Sales and marketing	701	155	1,978	263
Research and development	182	45	564	77
General and administrative	538	206	1,709	270

Stock-based compensation expense	$1,445	$414	$4,326	$624

     The Company recognized no tax benefits related to the stock-based compensation expense recognized in the three and nine months ended December 31, 2006 and 2005.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Comprehensive Income (Loss)
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity (deficit). Comprehensive income for the three and nine months ended December 31, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$4,634	$3,571	$12,406	$5,220
Foreign currency translation adjustment	(151)	92	(408)	185

Total comprehensive income	$4,483	$3,663	$11,998	$5,405

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
4. Term Loan
     In May 2006, the Company entered into a $20,000 term loan facility (the “term loan”) in connection with the payments due to the holders of its Series A through E Stock upon an initial public offering. As of December 31, 2006, there was $8,750 outstanding under the term loan. The term loan is secured by substantially all of the Company’s assets. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50% with principal and interest to be repaid in quarterly installments over a 24-month period, subject to acceleration, at any time, at the discretion of the lender. The term loan requires the Company to maintain a “quick ratio,” as defined in the term loan agreement, of at least 1.50 to 1. The Company is in compliance with the quick ratio covenant as of December 31, 2006.
5. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at December 31, 2006, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
6. Capitalization
     On September 14, 2006, the Company effected a one for two reverse stock split of its common shares. All share and per share amounts related to common shares, options and warrants included in the Company’s consolidated financial statements and notes to consolidated financial statements have been restated to reflect the reverse stock split. The conversion ratios of the Company’s Series A through E Cumulative Redeemable Convertible Preferred Stock (“Series A through E” Stock), Series AA Preferred Stock (“Series AA Stock”), Series BB Preferred Stock (“Series BB Stock”) and Series CC Preferred Stock (“Series CC Stock”) were also adjusted to reflect the reverse stock split.
     On September 27, 2006, the Company completed its initial public offering of 11,111 shares of common stock at a price of $14.50 per share. The Company sold 6,148 shares and certain stockholders of the Company sold 4,963 shares in this offering. In connection with the initial public offering, the Company paid $6,240 in underwriting discounts and commissions. In addition, the Company incurred an estimated $2,660 of other offering expenses of

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
which $486 was paid in fiscal 2006, $2,154 was paid in the nine months ended December 31, 2006 and $20 was accrued at December 31, 2006. After deducting the underwriting discounts and commissions and the other offering expenses, the Company’s net proceeds from the initial public offering were approximately $80,248. In conjunction with the initial public offering, the Company also sold 103 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. The Company’s net proceeds from the concurrent private placement were approximately $1,488.
     On September 27, 2006, the Company amended its Certificate of Incorporation and authorized 250,000 shares of common stock and 50,000 shares of preferred stock. As of December 31, 2006, there are no shares of preferred stock outstanding.
     On October 3, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional 1,667 shares of Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC at the initial public offering price of $14.50 per share. The Company did not receive any proceeds as a result of the underwriters exercise of their over-allotment option.
Common Stock
     The Company had 41,689 and 18,960 shares of common stock, par value $0.01, outstanding at December 31, 2006 and March 31, 2006, respectively. As of December 31, 2006, approximately 14,578 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 35% of the common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee. Subject to specified exceptions, the voting trust agreement also requires Credit Suisse Securities (USA) LLC and its affiliates to deliver to the trustee, and make subject to the voting trust agreement, any shares of the Company’s common stock owned by it or its affiliates that would cause the aggregate shares of the Company’s common stock held by them to exceed 5% of the Company’s common stock then outstanding.
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
     In September 2006, the Company recorded a charge to net income (loss) attributable to common stockholders of $102,745 related to the accretion of fair value of the Series A through E Stock upon conversion to common stock at the closing of the Company’s initial public offering as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”
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
7. Stock Plans
     As of December 31, 2006, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. Stock options granted by the Company generally vest over a four-year period. At December 31, 2006 and March 31, 2006, there were 205 and 499 options available for future grant under the Plan, respectively.
     On January 26, 2006, the Board of Directors authorized the creation of the LTIP. Upon the closing of the Company’s initial public offering on September 27, 2006, the Company became eligible to grant awards under the LTIP. The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock.
     The maximum number of shares of the Company’s common stock that may be initially awarded under the LTIP is 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. At December 31, 2006, 117 non-qualified stock options have been granted under the LTIP and there were 3,883 shares available for future issuance under the LTIP.
     Stock option activity for the nine months ended December 31, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding at March 31, 2006	7,587	$5.56
Options granted	638	13.74
Options exercised	(71)	4.84
Options canceled	(227)	6.23

Outstanding at December 31, 2006	7,927	$6.21	6.80	$109,408

Vested or expected to vest at December 31, 2006	7,687	$6.15	6.71	$106,579

Exercisable at December 31, 2006	4,791	$5.53	5.62	$69,363

     The weighted average fair value of stock options granted was $9.90 and $7.91 during the three and nine months ended December 31, 2006, respectively, and $6.89 and $6.06 during the three and nine months ended December 31, 2005, respectively. The total intrinsic value of options exercised was $414 and $767 in the three and nine months ended December 31, 2006, respectively, and $31 and $59 in the three and nine months ended December 31, 2005, respectively.

CommVault Systems Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     During the nine months ended December 31, 2006, the Company granted stock options with exercise prices as follows:

	Number
	of Options	Exercise	Fair Value per	Intrinsic
Grants Date	Granted	Price	Common Share	Value
April 20, 2006	150	$11.70	$12.98	$1.28
May 3, 2006	90	12.60	13.08	0.48
July 27, 2006	146	12.74	12.74	—
September 12, 2006	135	13.50	13.50	—
October 13, 2006	31	18.85	18.85	—
November 14, 2006	47	17.60	17.60	—
December 14, 2006	39	19.99	19.99	—

	638

     The Company estimated the fair value of its common stock on April 20, 2006, May 3, 2006 and July 27, 2006 by utilizing the probability weighted expected returns method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company estimated the fair value of its common stock on September 12, 2006 based on the midpoint of the estimated offering range contained in the Company’s registration statement on Form S-1.
8. Income Taxes
     The provision for income taxes for the three months ended December 31, 2006 and 2005 was $111 and $160 respectively, with effective tax rates of 2% and 4%, respectively. The provision for income taxes for the nine months ended December 31, 2006 and 2005 was $222 and $235, respectively, with effective tax rates of 2% and 4%, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss carry forwards, research and development tax credits, and depreciation and amortization. At December 31, 2006 and March 31, 2006, a valuation allowance was recorded to fully offset the net deferred tax asset.

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
     Our QiNetix software suite includes the following eight applications which is built upon our unified architectural design: QiNetix Galaxy Backup and Recovery (released in 2000), QiNetix DataMigrator (released in 2002), QiNetix QuickRecovery (released in 2002), QiNetix DataArchiver (released in 2003), QiNetix StorageManager (released in 2003), QiNetix QNet (released in 2003), QiNetix Data Classification (released in 2005) and QiNetix ContinuousDataReplicator (released June 2006). In addition to QiNetix Galaxy, the subsequent release of our other QiNetix software has substantially increased our addressable market. As of December 31, 2006, we had licensed our software applications to approximately 5,400 registered customers.
     We completed our initial public offering on September 27, 2006 in which we sold 11,111,111 shares of common stock to the public at a price of $14.50 per share. We sold 6,148,148 shares and certain of our stockholders sold 4,962,963 shares in the offering. After deducting the underwriting discounts and commissions and the other offering expenses, our net proceeds from the initial public offering were approximately $80.2 million. In conjunction with the initial public offering, we also sold 102,640 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. Our net proceeds from the concurrent private placement were approximately $1.5 million. We used the net proceeds of the offering and the private placement, together with borrowings under our term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, which occurred upon the closing of the offering. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 16,019,480 shares of our common stock.
     We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 83% of our total software revenue for the nine months ended December 31, 2006. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. We anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.
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
Sources of Revenues
     We derive the majority of our revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 55% and 57% of our total revenues for nine months ended December 31, 2006 and 2005, respectively. Software revenue generated through direct and indirect distribution channels was approximately 30% and 70%, respectively, of total software revenue in the nine months ended December 31, 2006 and was approximately 32% and 68%, respectively, of total software revenue in the nine months ended December 31, 2005. We have no current plans to focus future growth on one distribution channel versus another. The failure of our indirect distribution channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. An increasing portion of our software revenue is related to such arrangements with original equipment manufacturers that have no obligation to sell our software applications. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time.
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
     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 45% and 43% of our total revenues for nine months ended December 31, 2006 and 2005, respectively. The gross margin of our services revenue was 70.1% and 71.9% for the nine months ended December 31, 2006 and 2005, respectively. Our services revenue has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.
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
     During the preparation of our financial statements for fiscal 2006 and as of December 31, 2006, we became aware of material weaknesses related to our revenue recognition procedures for certain multiple-element arrangements accounted for under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. During fiscal 2006, we changed our customary business practice and began to require and utilize a signed Statement of Work documenting the scope of our other professional services offerings greater than $10,000 (excluding training), in addition to a signed purchase order, when sold and performed on a stand-alone basis or included in multiple-element arrangements. Persuasive evidence of an arrangement does not exist for such multiple-element arrangements until the Statement of Work covering the other professional services is signed by both CommVault and the end-user customer. During fiscal 2006, we recorded software and services revenue of approximately $2.5 million and $0.1 million, respectively, related to certain multiple-element arrangement transactions before a signed Statement of Work covering the other professional services was obtained. As a result, we recorded a reduction to revenue and a corresponding increase to deferred revenue of approximately $2.6 million in fiscal 2006 related to this material weakness. We believe we have remediated this material weakness related to the multiple-element arrangements containing a Statement of Work.
     At December 31, 2006, we determined that we did not have an effective process in place to evaluate the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple agreements. We have taken or are taking actions that we believe will remediate this identified material weakness.
     See “Risk Factors — Risks Relating to Our Business — Our management and auditors have identified a material weaknesses in the design and operation of our internal controls as of March 31, 2006 and December 31, 2006 which, if not properly remediated, could result in material misstatements in our financial statements in future periods” for more information about these material weaknesses.
Stock-Based Compensation
     On April 1, 2006, we adopted the fair value recognition provisions of SFAS Statement No. 123(revised 2004), Share-Based Payment, (“SFAS 123(R)’’) using the modified prospective method and therefore we have not restated our financial results for prior periods. Under this transition method, stock-based compensation costs in the three and nine months ended December 31, 2006 includes the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As a result of adopting SFAS 123(R) on April 1, 2006, our income before income taxes and net income for the three and nine months ended December 31, 2006 is $1.0 million and $2.8 million respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees.
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

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Dividend yield	None	None
Expected volatility	48%	48%-55%
Weighted average expected volatility	48%	52%
Risk-free interest rates	4.57%-4.77%	4.57%-5.04%
Expected life (in years)	6.25	6.25

     The following table presents the exercise price and fair value per share for grants issued during the nine months ended December 31, 2006:

	Number of	Exercise	Fair Value per	Intrinsic
Grants Date	Options Granted	Price	Common Share	Value
April 20, 2006	150,000	$11.70	$12.98	$1.28
May 3, 2006	89,750	12.60	13.08	0.48
July 27, 2006	145,600	12.74	12.74	—
September 12, 2006	135,375	13.50	13.50	—
October 13, 2006	30,875	18.85	18.85	—
November 14, 2006	47,500	17.60	17.60	—
December 14, 2006	39,000	19.99	19.99	—

	638,100

     We estimated the fair value of our common stock on April 20, 2006, May 3, 2006 and July 27, 2006 by utilizing the probability weighted expected returns method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We estimated the fair value of our common stock on September 12, 2006 based on the midpoint of the estimated offering range contained in our registration statement on Form S-1.
     Under the probability weighted expected returns method, the value of our common stock is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. In our situation, the future outcomes included two scenarios: (i) we become a public company (“public company scenario”) and; (ii) we remain a private company (“remains private scenario’”). We weighted the analysis using a 90% probability assumption for the public company scenario and a 10% probability assumption for the remains private scenario.
     As of December 31, 2006, there was approximately $15.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.70 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2006, we had deferred tax assets of approximately $50.0 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2006, we maintained a valuation allowance equal to the $50.0 million of deferred tax assets as there is not sufficient evidence to enable us to conclude that it is more likely than not that the deferred tax assets will be realized. Even though we reported net income in fiscal 2006 and in the nine months ended December 31, 2006, we have incurred $0.5 million in cumulative losses over the prior three fiscal years and we have incurred $16.9 million in cumulative losses over the prior four fiscal years. In addition, we have an accumulated deficit of approximately $156.2 million reported on our consolidated balance sheet as of December 31, 2006. If our actual results differ from our estimates, our provision for income taxes could be materially impacted.
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

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Software	55%	57%	55%	57%
Services	45	43	45	43

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	2%	1%	2%
Services	13	12	13	12

Total cost of revenues	15%	15%	14%	14%

Gross margin	85%	85%	86%	86%
Three months ended December 31, 2006 compared to three months ended December 31, 2005
Revenues
     Total revenues increased $9.3 million, or 32%, from $29.1 million in the three months ended December 31, 2005 to $38.3 million in the three months ended December 31, 2006.
     Software Revenue. Software revenue increased $4.5 million, or 27%, from $16.7 million in three months ended December 31, 2005 to $21.1 million in the three months ended December 31, 2006. Software revenue represented 55% of our total revenues in the three months ended December 31, 2006 and 57% in the three months ended December 31, 2005. The increase in software revenue was primarily the result of broader acceptance of our software applications and increased revenue from our expanding base of existing customers. Revenue through our resellers and our direct sales force contributed $1.3 million and $1.6 million, respectively, to our overall increase in software revenue. Furthermore, revenue through our original equipment manufacturers contributed $1.6 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Dell and Hitachi Data Systems. Software revenue transactions greater than $0.1 million increased approximately $1.4 million during the three months ended December 31, 2006 compared to the three months ended December 31, 2005.
     Services Revenue. Services revenue increased $4.8 million, or 39%, from $12.4 million in the three months ended December 31, 2005 to $17.2 million in the three months ended December 31, 2006. Services revenue represented 45% of our total revenues in the three months ended December 31, 2006 and 43% in the three months ended December 31, 2005. The increase in services revenue was primarily due to a $3.8 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
     Total cost of revenues increased $1.4 million, or 33%, from $4.2 million in the three months ended December 31, 2005 to $5.6 million in the three months ended December 31, 2006. Total cost of revenues represented 15% of our total revenues in both the three months ended December 31, 2006 and 2005.
     Cost of Software Revenue. Cost of software revenue decreased $0.1 million, or 22%, from $0.7 million in the three months ended December 31, 2005 to $0.5 million in the three months ended December 31, 2006. Cost of software revenue represented 2% of our total software revenue in the three months ended December 31, 2006 and 4% in the three months ended December 31, 2005.
     Cost of Services Revenue. Cost of services revenue increased $1.5 million, or 43%, from $3.6 million in the three months ended December 31, 2005 to $5.1 million in the three months ended December 31, 2006. Cost of services revenue represented 30% of our services revenue in the three months ended December 31, 2006 and 29% in the three months ended December 31, 2005. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling approximately $0.9 million resulting from higher headcount and increased sales.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $4.4 million, or 34%, from $13.0 million in the three months ended December 31, 2005 to $17.4 million in the three months ended December 31, 2006. The increase was primarily due to a $1.9 million increase in employee compensation resulting from higher headcount, a $0.5 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $0.5 million increase in commission expense on higher revenue levels, a $0.5 million increase in travel and entertainment expenses due to increased headcount and a $0.3 million increase in advertising and marketing related expenses.
     Research and Development. Research and development expenses increased $0.9 million, or 18%, from $5.0 million in the three months ended December 31, 2005 to $5.9 million in the three months ended December 31, 2006. The increase was primarily due to $0.5 million of higher employee compensation resulting from higher headcount, a $0.1 million increase in legal expenses associated with patent registration of our intellectual property and a $0.1 million increase in stock-based compensation due to the adoption of SFAS 123(R).
     General and Administrative. General and administrative expenses increased $1.4 million, or 44%, from $3.1 million in the three months ended December 31, 2005 to $4.5 million in the three months ended December 31, 2006. The increase was primarily due to a $0.6 million increase in employee compensation resulting from higher headcount, a $0.5 million increase in accounting, compliance and insurance costs associated with being a public company a $0.3 million increase in stock-based compensation expense due to the adoption of SFAS 123(R).
     Depreciation and Amortization. Depreciation expense increased $0.4 million, or 94%, from $0.4 million in the three months ended December 31, 2005 to $0.8 million in the three months ended December 31, 2006. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Expense
     Interest expense increased $0.2 million, from zero in the three months ended December 31, 2005 to $0.2 million in the three months ended December 31, 2006. The increase was due to interest incurred on the term loan facility we entered into in connection with the payments due to the holders of the Series A through E stock at the time of our initial public offering.
Interest Income
     Interest income increased $0.3 million, from $0.4 million in the three months ended December 31, 2005 to $0.7 million in the three months ended December 31, 2006. The increase was due to higher interest rates and higher cash balances in our deposit accounts.
Nine months ended December 31, 2006 compared to nine months ended December 31, 2005
Revenues
     Total revenues increased $31.4 million, or 41%, from $77.1 million in the nine months ended December 31, 2005 to $108.5 million in the nine months ended December 31, 2006.

     Software Revenue. Software revenue increased $16.2 million, or 37%, from $44.0 million in nine months ended December 31, 2005 to $60.2 million in the nine months ended December 31, 2006. Software revenue represented 55% of our total revenues in the nine months ended December 31, 2006 and 57% in the nine months ended December 31, 2005. The increase in software revenue was primarily the result of broader acceptance of our software applications and increased revenue from our expanding base of existing customers. Revenue through our resellers and our direct sales force contributed $8.4 million and $4.2 million, respectively, to our overall increase in software revenue. Furthermore, revenue through our original equipment manufacturers contributed $3.6 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Dell and Hitachi Data Systems. Software revenue transactions greater than $0.1 million contributed approximately $3.4 million to our overall increase in software revenue. Movements in foreign exchange rates accounted for $0.8 million of the $16.2 million increase in software revenue.
     Services Revenue. Services revenue increased $15.2 million, or 46%, from $33.1 million in the nine months ended December 31, 2005 to $48.3 million in the nine months ended December 31, 2006. Services revenue represented 45% of our total revenues in the nine months ended December 31, 2006 and 43% in the nine months ended December 31, 2005. The increase in services revenue was primarily due to a $12.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for $0.5 million of the $15.2 million increase in services revenue.
Cost of Revenues
     Total cost of revenues increased $5.0 million, or 48%, from $10.6 million in the nine months ended December 31, 2005 to $15.7 million in the nine months ended December 31, 2006. Total cost of revenues represented 14% of our total revenues in both the nine months ended December 31, 2006 and 2005.
     Cost of Software Revenue. Cost of software revenue decreased $0.1 million, or 9%, from $1.3 million in the nine months ended December 31, 2005 to $1.2 million in the nine months ended December 31, 2006. Cost of software revenue represented 2% of our total software revenue in the nine months ended December 31, 2006 and 3% in the nine months ended December 31, 2005.
     Cost of Services Revenue. Cost of services revenue increased $5.2 million, or 56%, from $9.3 million in the nine months ended December 31, 2005 to $14.5 million in the nine months ended December 31, 2006. Cost of services revenue represented 30% of our services revenue in the nine months ended December 31, 2006 and 28% of our services revenue in the nine months ended December 31, 2005. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling approximately $2.8 million resulting from higher headcount and increased sales.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $11.4 million, or 30%, from $37.5 million in the nine months ended December 31, 2005 to $49.0 million in the nine months ended December 31, 2006. The increase was primarily due to a $4.8 million increase in employee compensation due to increased headcount, a $1.7 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $1.3 million increase in travel and entertainment expenses resulting from higher headcount, a $0.9 million increase in advertising and marketing related expenses and a $0.8 million increase in commission expense on higher revenue levels.
     Research and Development. Research and development expenses increased $3.4 million, or 24%, from $14.0 million in the nine months ended December 31, 2005 to $17.4 million in the nine months ended December 31, 2006. The increase was primarily due to $1.5 million of higher employee compensation resulting from higher headcount, a $0.5 million increase in stock-based compensation due to the adoption of SFAS 123(R) and a $0.4 million increase in legal expenses associated with patent registration of our intellectual property.
     General and Administrative. General and administrative expenses increased $4.6 million, or 50%, from $9.1 million in the nine months ended December 31, 2005 to $13.7 million in the nine months ended December 31, 2006. The increase was primarily due to a $1.6 million increase in employee compensation resulting from higher headcount, a $1.4 million increase in stock-based compensation expense due to the adoption of SFAS 123(R) and a $1.0 million increase in accounting, compliance, director compensation and insurance costs associated with being a public company.
     Depreciation and Amortization. Depreciation expense increased $0.7 million, or 59%, from $1.2 million in the nine months ended December 31, 2005 to $1.8 million in the nine months ended December 31, 2006. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Expense
     Interest expense increased $0.2 million, from zero in the nine months ended December 31, 2005 to $0.2 million in the nine months ended December 31, 2006. The increase was due to interest incurred on the term loan facility we entered into in connection with the payments due to the holders of the Series A through E stock at the time of our initial public offering.
Interest Income
     Interest income increased $1.1 million, from $0.8 million in the nine months ended December 31, 2005 to $1.9 million in the nine months ended December 31, 2006. The increase was due to higher interest rates and higher cash balances in our deposit accounts.
Liquidity and Capital Resources
     As of December 31, 2006, we had $56.5 million of cash and cash equivalents. We have financed our operations to date primarily through the private placements of preferred equity securities and common stock and, to a much lesser extent, through funds from operations. On September 27, 2006, we completed our initial public offering and related concurrent private placement and generated net proceeds of approximately $81.7 million. We used the net proceeds, together with net borrowings of $10.0 million under our new term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock as discussed below.
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
     In May 2006, we entered into a $20.0 million term loan facility (the “term loan”) in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering. As of December 31, 2006, there was $8.8 million outstanding under the term loan. The term loan is secured by substantially all of our assets. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50% with principal and interest to be repaid in quarterly installments over a 24-month period, subject to acceleration, at any time, at the discretion of the lender. The term loan requires us to maintain a “quick ratio,” as defined in the term loan agreement, of at least 1.50 to 1. We are in compliance with the quick ratio covenant as of December 31, 2006.
     Net cash provided by operating activities was $22.5 million in the nine months ended December 31, 2006 and $20.1 million in the nine months ended December 31, 2005. In the nine months ended December 31, 2006, cash generated by operating activities was primarily due to net income adjusted for the impact of noncash charges and an increase in deferred services revenue and accrued liabilities, partially offset by an increase in accounts receivable due to higher revenues. In the nine months ended December 31, 2005, cash provided by operating activities was primarily due to net income adjusted for the impact of noncash charges and an increase in deferred services revenue.
     Net cash used in investing activities was $3.1 million in the nine months ended December 31, 2006 and $1.8 million in the nine months ended December 31, 2005. Cash used in investing activities in each period was due to purchases of property and equipment. The increase in capital expenditures is primarily related to the growth in our business as we continue to invest in and enhance our global infrastructure.
     Net cash used in financing activities was $10.5 million in the nine months ended December 31, 2006 and $0.1 million in the nine months ended December 31, 2005. The cash used in financing activities in the nine months ended December 31, 2006 was primarily due to the cash use of $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, partially offset proceeds generated of approximately $82.2 million from our initial public offering and concurrent private placement, net of underwriting fees and offering costs. In addition, we incurred net borrowings of $8.8 million in the nine months ended December 31, 2006 under our new term loan in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering.
     Working capital decreased $2.5 million from $24.1 million as of March 31, 2006 to $21.6 million as of December 31, 2006. The decrease in working capital is primarily due to our net borrowing of $8.8 million under our new term loan used in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering, a $3.2 million increase in accrued liabilities and a $3.3 million increase in deferred revenue, partially offset by an $8.5 million increase in cash and cash equivalents and a $3.5 million increase in our accounts receivable. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of noncash charges, partially offset by the net cash used in connection with the transactions associated with our initial public offering.
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
Off-Balance Sheet Arrangements
     As of December 31, 2006, we had no off-balance sheet arrangements.
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
     As of December 31, 2006, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
     As of December 31, 2006, we have $8.8 million outstanding under our term loan used in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50%. Our interest rate exposure is related changes in the LIBOR. A 1% increase in LIBOR would cause our interest expense to increase by approximately $0.1 million over the next twelve months based on our term loan balance outstanding at December 31, 2006.
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 29% of our sales were outside the United States in both fiscal 2006 and the nine months ended December 31, 2006. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar and Chinese yuan. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated gains or losses.
     We estimate that a 10% change in foreign exchange rates would impact our reported operating profit by approximately $1.6 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4 — Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Based upon this evaluation, we have determined that we did not have an effective process in place to evaluate the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple agreements. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2006. Solely as a result of the aforementioned material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.
     We have taken or are taking the following actions that we believe will remediate the foregoing material weakness:
•	Adopt formal procedures whereby all significant contracts are independently reviewed by a Contract Review Committee comprised of key members of our management, legal and finance teams for identification of any complex accounting issues;

•	Engage experts as necessary to consult with management in conjunction with its selection and evaluation of the appropriate accounting treatment for complex contractual arrangements; and

•	Continue to train technical accounting personnel and enhance supervision with regard to timely review and approval of significant revenue transactions.
     Except as specifically discussed in the preceding paragraph, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have only recently become profitable, generating net income of $12.4 million for the nine months ended December 31, 2006 and net income of approximately $10.8 million for fiscal 2006. As of December 31, 2006, we had an accumulated deficit of approximately $156.2 million. We may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We intend to continue to expend significant funds in developing our software and service offerings and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. We expect that associated expenses will precede any revenues generated by the increased spending. If we experience a downturn in business, we may incur losses and negative cash flows from operations, which could materially adversely affect our results of operations and capitalization.
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
     We cannot predict our future revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:
•	the unpredictability of the timing and magnitude of orders for our software applications – during fiscal 2006 and the nine months ended December 31, 2006, a majority of our quarterly revenues was earned and recorded near the end of each quarter;

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

•	the ability of our original equipment manufacturers and resellers to meet their sales objectives;

•	market acceptance of our new applications and enhancements;

•	our ability to control expenses;

•	changes in our pricing and distribution terms or those of our competitors;

•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.
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
     Sales through our original equipment manufacturer agreements accounted for approximately 12% of our total revenues for fiscal 2006 and approximately 14% of our total revenues for the nine months ended December 31, 2006. Sales through our original equipment manufacturer with Dell accounted for approximately 7% of total revenues for fiscal 2006 and approximately 8% of total revenues for the nine months ended December 31, 2006. If we were to see a decline in our sales through Dell it could have a significant adverse effect on our results of operations.
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
     We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our applications, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. The use of resellers is an integral part of our distribution network. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future. Sales through our reseller agreement with Dell accounted for approximately 11% of total revenues for fiscal 2006 and approximately 12% of total revenues for the nine months ended December 31, 2006. Dell accounted for a total of approximately 16% of our accounts receivable balance at December 31, 2006 as a result of our reseller agreement and our original equipment manufacturer agreement. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.
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
     We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 83% of our total software revenue for the nine months ended December 31, 2006. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. As a result, we are particularly vulnerable to fluctuations in demand for this software application, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for this software application declines significantly, our sales, profitability and financial condition would be adversely affected.
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
     Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $19.3 million, or approximately 18% of our total revenues in fiscal 2006, and $17.4 million, or 16% of our total revenues in the nine months ended December 31, 2006. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.
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
     We have experienced a period of significant growth in recent years. Our revenues increased 32% for fiscal 2006 compared to fiscal 2005 and 41% for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:
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
     Our services revenue, which includes fees for customer support, assessment and design consulting, implementation and post-deployment services and training, was approximately 43% of our total revenues for fiscal 2006 and approximately 45% of our total revenues for the nine months ended December 31, 2006. Our services revenue has lower gross margins than our software revenue. The gross margin of our services revenue was 71.9% for fiscal 2006 and 70.1% for the nine months ended December 31, 2006. The gross margin of our software revenue was 97.2% for fiscal 2006 and 98.0% for the nine months ended December 31, 2006. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.

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
     We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to expand our international operations. In both fiscal 2006 and the nine months ended December 31, 2006, we derived approximately 29% of our revenues from sales outside the United States.
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
     Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 29% of our sales were outside the United States in both fiscal 2006 and the nine months ended December 31, 2006. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar and Chinese yuan. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We have not historically hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.
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
Our management and auditors have identified material weaknesses in the design and operation of our internal controls as of March 31, 2006 and December 31, 2006 which, if not properly remediated, could result in material misstatements in our financial statements in future periods.
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
     The identified material weaknesses related to our revenue recognition procedures for certain multiple-element arrangements accounted for under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Specifically, during fiscal 2006 we changed our customary business practice and began to require and utilize a signed Statement of Work documenting the scope of our other professional services offerings greater than $10,000 (excluding training), in addition to a signed purchase order, when sold and performed on a stand-alone basis or included in multiple-element arrangements. Persuasive evidence of an arrangement does not exist for such multiple-element arrangements until the Statement of Work covering the other professional services is signed by both CommVault and the end-user customer. During fiscal 2006, we recorded software revenue of approximately $2.5 million and services revenue of approximately $0.1 million related to certain multiple-element arrangement transactions before a signed Statement of Work covering the other professional services was obtained. As a result, we recorded a reduction to revenue and a corresponding increase to deferred revenue of approximately $2.6 million in fiscal 2006 related to this material weakness. This revenue was subsequently recognized during the nine months ended December 31, 2006. We believe we have remediated this material weakness by implementing new policies and procedures to identify all multiple-element arrangements that contain subsequent agreements that must be signed, even if the terms and conditions are the same as the initial purchase order or other persuasive evidence.
     At December 31, 2006, we determined that we did not have an effective process in place to evaluate the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple agreements. We have taken or are taking the following actions that we believe will remediate this identified material weakness: adopting formal procedures whereby all significant contracts are independently reviewed by a Contract Review Committee comprised of key members of our management, legal and finance teams for identification of any complex accounting issues; engaging experts as necessary to consult with management in conjunction with its selection and evaluation of the appropriate accounting treatment for complex contractual arrangements; and continuing to train technical accounting personnel and enhance supervision with regard to timely review and approval of significant revenue transactions.
     If the remediated policies and procedures we have implemented are insufficient to address the material weaknesses as of March 31, 2006 and December 31, 2006, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the rules of the Securities and Exchange Commission (“SEC”) under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2008.
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
     Our ability to sell software applications and services to the U.S. federal government is subject to uncertainties related to the government’s future funding commitments and our ability to maintain certain security clearances complying with the Department of Defense and other agency requirements. For fiscal 2006 approximately 8% of our revenues and for nine months ended December 31, 2006 approximately 9% of our revenues were derived from sales where the U.S. federal government was the end user. The future prospects for our business are also sensitive to changes in government policies and funding priorities. Changes in government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or government agencies, could materially adversely affect our ability to sell our software applications to the U.S. federal government, causing our business prospects to suffer.
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
     In connection with our initial public offering, all members of our senior management, our directors and substantially all of our stockholders, including the stockholders that acquired shares pursuant to the directed share program, have entered into written “lock-up” agreements providing in general that, for a period of 180 days from September 21, 2006, they will not, among other things, sell their shares without the prior written consent of Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. However, these lock-up agreements are subject to a number of specified exceptions which are fully described in our Registration Statement on Form S-1, as amended (Registration No. 333-132550). Upon the expiration of the lock-up period, an additional 35,905,115 shares of our common stock will be tradable in the public market subject, in most cases, to volume and other restrictions under federal securities laws. In addition, as of December 31, 2006, options exercisable for an aggregate of approximately 4,790,743 shares of our common stock are outstanding. We have entered into agreements with the holders of approximately 35,905,115 shares of our common stock under which, subject to the applicable lock-up agreements, we may be required to register those shares.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
(a)	None

(b)	Not Applicable

(c)	None
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

CommVault Systems, Inc.

Dated: February 9, 2007	By:	/s/ N. Robert Hammer

N. Robert Hammer
Chairman, President, and Chief
Executive Officer

Dated: February 9, 2007	By:	/s/ Louis F. Miceli

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