Form 10-K
period 2007-03-31
COMMVAULT SYSTEMS INC
filed 2007-05-25
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33026

CommVault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3447504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Crescent Place Oceanport, New Jersey	07757 (Zip Code)
(Address of principal executive offices)

(732) 870-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2006, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $423 million.

As of April 30, 2007, there were 42,193,268 shares of the registrant’s common stock ($0.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2007. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.

FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2007

FORWARD-LOOKING STATEMENTS

The discussion throughout this Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document reflect only our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond our control and may cause actual results and performance to differ materially from our expectations. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under the heading “Risk Factors.” Accordingly, you should not place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which the statements were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business

Company Overview

CommVault is a leading provider of data management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data management software applications under the QiNetix (pronounced “kinetics”) brand. QiNetix is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions while minimizing the cost and complexity of managing that data. QiNetix provides our customers with:

•	high-performance data protection, including backup and recovery;

•	disaster recovery of data;

•	data migration and archiving;

•	global availability of data;

•	replication of data;

•	creation and management of copies of stored data;

•	storage resource discovery and usage tracking;

•	data classification; and

•	management and operational reports and troubleshooting tools.

Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly-effective professional services that are delivered by our worldwide support and field operations.

QiNetix enables our customers to simply and cost-effectively protect and manage their enterprise data throughout its lifecycle, from data center to remote office, covering the leading operating systems, relational databases and applications. In addition to addressing today’s data management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets, including the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle and through sharing and better utilization of storage resources across the enterprise. QiNetix also can provide our customers with reduced operating costs through a variety of features, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, simplified troubleshooting and lower administrative costs.

QiNetix is built upon an innovative architecture and a single underlying code base that consists of:

•	an indexing engine that systematically identifies and organizes all data, users and devices accessible to our software products;

•	a cataloging engine that contains a global database describing the nature of all data, such as the users, applications and storage with which it is associated;

•	a policy engine that enables customers to set rules to automate the management of data;

•	a data movement engine that transports data using network communication protocols; and

•	a media management engine that controls and catalogs disk, tape and optical storage devices, as well as the data written to them.

We refer to this single, unified code base underlying each of our QiNetix applications as our Common Technology Engine. Each data management software application within our QiNetix suite is designed to be best-in-class and is fully integrated into our Common Technology Engine. Our unified architectural design is unique and differentiates our products from those of our competitors, some of whom offer similar applications built upon disparate underlying software architectures, which we refer to as point products. We believe the disparate underlying software architectures of their products inhibit our competitors’ ability to match the seamless management, interoperability and scalability of our internally-developed, unified suite and common user interface.

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners include Dell, Hitachi Data Systems and, more recently, Bull SAS (“Bull”) and Incentra Solutions, Inc. As of March 31, 2007, we had licensed our data management software to approximately 5,900 registered customers.

CommVault’s executive management team has led the growth of our business, including the development and release of all our QiNetix software, since its introduction in February 2000. Under the guidance of our management team, we have sustained technical leadership with the introduction of eight new data management applications and have garnered numerous industry awards and recognition for our innovative solutions.

Certain financial information with respect to geographic segments is contained in Note 11 to our consolidated financial statements set forth in Item 8.

Our internet address is www.commvault.com. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements related to our annual stockholders’ meetings and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investors Relations portion of our web site free of charge. The contents of our web site are incorporated by reference into this Form 10-K or in any other report, statement or document we file with the SEC.

Industry Background

The driving forces for the growth of the data management software industry are the rapid growth of data and the need to protect and manage that data.

Data is widely considered to be one of an organization’s most valued assets. The increasing reliance on critical enterprise software applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools is resulting in the rapid growth of data across all enterprises. New government regulations, such as those issued under the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (HIPAA) and the Basel Committee on Banking Supervision (Basel II), as well as company policies requiring data preservation, are expanding the proportion of data that must be archived and easily accessible for future use. In addition, ensuring the security and integrity of the data has become a critical task as regulatory compliance and corporate governance objectives affecting many organizations mandate the creation of multiple copies of data with longer and more complex retention requirements.

In addition to rapid data growth, data storage has transitioned from being server-attached to becoming widely distributed across local and global networked storage systems. Data previously stored on primary disk and backed up on tape is increasingly being backed up, managed and stored on a broader array of storage tiers ranging from high-cost, high-performance disk systems to lower-cost mid-range and low-end disk systems to tape libraries. This transition has been driven by the growth of data, the pervasive use of distributed critical enterprise software applications, the decrease in disk cost and the demand for 24/7 business continuity.

The recent innovations in storage and networking technologies, coupled with the rapid growth of data, have caused information technology managers to redesign their data and storage infrastructures to deliver greater efficiency, broaden access to data and reduce costs. The result has been the wide adoption of larger and more complex networked data and storage solutions, such as storage area networks (SANs) and network-attached storage (NAS). In addition to those trends, regulatory compliance and corporate governance objectives are creating larger data archives having much longer retention periods that require information technology managers of organizations affected by these objectives to ensure the integrity, security and availability of data.

We believe that these trends are increasing the demand for software applications that can simplify data management, provide secure and reliable access to all data across a broad spectrum of tiered storage and computing systems and seamlessly scale to accommodate growth, while reducing the total cost of ownership to the customer.

Our Software

We provide our customers with a unified, comprehensive and scalable suite of data management software applications that are fully integrated into our Common Technology Engine. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single browser-based interface. We provide our customers with high-performance data protection, including backup and recovery, disaster recovery of data, data migration and archiving, global data availability, replication of data, creation and management of copies of stored data, storage resource discovery and usage tracking, data classification, management and operational reports and troubleshooting tools.

Our software fully interoperates with a wide variety of operating systems, applications, network devices, protocols, storage arrays, storage formats and tiered storage infrastructures, providing our customers with the flexibility to purchase and deploy a combination of hardware and software from different vendors. As a result, our customers can purchase and use the optimal hardware and software for their needs, rather than being restricted to the offerings of a single vendor. Key benefits of our software and related services include:

•	Dynamic Management of Widely Distributed and Networked Data. Our software is specifically designed to optimize management of data on tiered storage and widely distributed data environments, including SAN and NAS. Our architecture enables the creation of policies that automate the movement of data based on business goals for availability, recoverability and disaster tolerance. User-defined policies determine the storage media on which data should reside based on its assigned value.

•	Unified Suite of Applications Built upon a Common Technology Engine. All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data management applications in our suite of software applications delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our unified suite or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.

•	Global Scalability and Seamless Centralized Data Management. Our software is highly scalable, enabling our customers to keep pace with the growth of data and technologies deployed in their enterprises. We use the same underlying software architecture for large global enterprise, small and medium sized business and government agency deployments. We offer a centralized, browser-based management console from which policies automatically move data according to users’ needs for data access, availability and cost objectives. With QiNetix, our customers can automate the discovery, management and monitoring of enterprise-wide storage resources and applications.

•	State-of-the-Art Customer Support Services. We offer 24/7 global technical support. Our support operations center at our Oceanport, New Jersey headquarters is complemented by local support resources, including centers in Europe, Australia, India and China. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage networking infrastructures. Our customer support process includes the expertise of product development, field and customer support engineers. In addition, we incorporate into our software many self-diagnostic and troubleshooting capabilities and provide automated web-based support capabilities to our customers. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system.

•	Superior Professional Services. We are committed to providing high-value, superior professional services to our customers. Our Global Professional Services group provides complete business solutions that complement our software sales and improve the overall user experience. Our end-to-end services include assessment and design, implementation, post-deployment and training services. These services help our customers improve the protection, disaster recovery, availability, security and regulatory compliance of their global data assets while minimizing the overall cost and complexity of their data infrastructures.

•	Lower Total Cost of Ownership. Our software solutions built on our common architecture enable our customers to realize compelling total cost of ownership benefits, including reduced capital costs, operating expenses and support costs.

Products

Our suite of software applications is comprised of eight distinct data management software applications, all of which share our Common Technology Engine. Each application (other than Data Classification and QNet) can be used individually or in combination with other applications of our unified suite. The following table summarizes the components of our unified suite:

QiNetix Suite of Data Management Applications	Functionality

• Galaxy Backup and Recovery	High-performance backup and restoration of enterprise data
• QuickRecovery	Recovery of files and applications by taking advantage of snapshot technologies
• ContinuousDataReplicator	Continuous capture of changes to data and copying of those changes to a secondary location for disaster recovery and fast recovery of individual files
• DataMigrator	Active migration and archiving of data to less expensive secondary storage indexed for search and retrieval
• DataArchiver	Archiving and indexing of e-mail messages and attachments for compliance and legal discovery purposes
• Data Classification	Creation of a catalog of key attributes about primary data to enable intelligent, automated policy-based data movement and management
• StorageManager	Storage resource discovery and usage tracking of applications, files, organizations and individual users
• QNet	Consolidated management and reporting on data management service levels and data movement operations

Galaxy Backup and Recovery

Galaxy provides high-performance backup of enterprise applications and data for restoration when information is accidentally deleted, when disks fail, when servers need to be rebuilt or for disaster recovery of servers. Policies define when and how data is protected and stored, providing efficient use of storage devices and media, including drive and device sharing.

QuickRecovery

QuickRecovery recovers application data and files from disks to minimize disruption of a customer’s operations. Using snapshot technologies to create one or more point-in-time recovery images, QuickRecovery offers users the ability to rapidly recover data from alternative points in time. The software incorporates block-level data movement and features a simple interface that creates, tracks, administers and manages point-in-time snapshots of data for testing, recovery and/or business continuance.

ContinuousDataReplicator

ContinuousDataReplicator continuously captures file-level changes to data and copies those changes to a secondary system to protect from disk, server or site loss. The software retains multiple point-in-time copies of the data at the secondary location, offering flexible recovery options back to the primary location. ContinuousDataReplicator reduces risk of lost data and can simplify a customer’s operations by centralizing data from many remote office locations into a single location, leveraging systems and personnel expertise rather than having to duplicate resources at every location.

DataMigrator

DataMigrator actively moves less-used or older data from higher-cost primary storage to less expensive secondary storage and indexes it for search and retrieval purposes without disrupting how applications or end users access information. By shrinking the amount of data stored on primary storage, DataMigrator can also reduce the amount of time needed for backup and information technology administration, while improving computing system performance. A single, comprehensive capacity management solution for Windows, UNIX, Linux, Microsoft Exchange, Novell Netware and other environments, DataMigrator can help reduce capital expenditures on new primary storage.

DataArchiver

DataArchiver archives and indexes e-mail messages and attachments to help organizations meet compliance, regulatory and legal discovery requirements. The software offers extensive search capabilities to rapidly locate and retrieve e-mail messages. Full-text indexing and keyword searching allows administrators and compliance officers to find and retrieve e-mail messages by searching e-mail header data along with message and attachment content.

Data Classification

Data Classification creates a catalog of key attributes of unstructured data stored on primary computing systems, complementing the indexing of applications and data on secondary storage resources provided by other QiNetix applications. The software enhances how administrators can manage data by offering a broad set of attributes, instead of just its physical location. Data Classification helps enterprises more precisely organize and manage tiered classes of data throughout its lifecycle. Currently, Data Classification can only be used in combination with our other products.

StorageManager

StorageManager discovers, tracks and reports on primary disk storage by users, enterprises, files and applications. Its comprehensive view of hosts, applications and storage resources provides detailed reports on disk storage assets, usage, trends and costs. The software also offers the ability to view links between logical entities (such as applications and files) and physical storage resources. StorageManager enables enterprises to better use storage resources that they already have, as well as plan ahead for future needs.

QNet

QNet consolidates management and reporting of data management service levels and data movement operations within a single browser interface. QNet collects information from our data management applications and can correlate it to primary and secondary storage use, including data characteristics, giving an end-to-end lifecycle view of data. In addition, QNet can project secondary storage resource consumption, enabling users to determine if they have sufficient storage capacity and help plan for future needs. The software also provides operational reports detailing performance versus operation service level objectives. QNet can only be used in combination with our other products.

Our suite includes intelligent operations management capabilities (iQ Ops) to simplify the management of complex data and network and storage information technology operations. iQ Ops provides proactive and reactive monitoring and reporting functions, alert notification and analysis enabling customers to quickly detect, troubleshoot and resolve potential problems. Combined with the reliability and resiliency features of our Common Technology Engine, iQ Ops enables our customers to improve overall operations with higher system availability.

Services

A comprehensive global offering of customer support and other professional services is critical to the successful marketing, sale and deployment of our software. From planning to deployment to operations, we offer a complete set of technical services, training and support options that maximize the operational benefits of our suite of software applications. Our commitment to superior customer support is reflected in the breadth and depth of our services offerings as well as in our ongoing initiatives to engineer resiliency, automation and serviceability features directly into our products.

We have established a global customer support organization built specifically to handle our expanding customer base. We offer multiple levels of customer support that can be tailored to the customer’s response needs and business sensitivities. Our customer support services consist of:

•	Real-Time Support. Our support staff is available 24/7 by telephone to provide first response and manage the resolution of customer issues. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution often without the need for onsite support personnel. Our software design is also an important element in our comprehensive customer support, including “root cause” problem analysis, intelligent alerting and troubleshooting assistance. Our software is directly linked to our online support database allowing customers to analyze problems without engaging our technical support personnel.

•	Significant Network and Hardware Expertise. Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem, regardless of whether the issue is directly related to our products or to those of another vendor. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.

•	Global Operations. We enhanced our Oceanport, New Jersey support operations with a new state-of-the-art technical support center which became operational in April 2006. We also have established key support operations in Hyderabad, India, Oberhausen, Germany and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.

We also provide a wide range of other professional services that consist of:

•	Assessment and Design Services. Our assessment and design services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment.

•	Implementation and Post-deployment Services. Our professional services team helps customers efficiently configure, install and deploy our QiNetix suite based on specified business objectives. Our SystemCare Review Services group assists our customers with assessing the post-deployment operational performance of our QiNetix suite.

•	Training Services. We provide global onsite and offsite training for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials.

Strategic Relationships

An important element of our strategy is to establish relationships with third parties to assist us in developing, marketing, selling and implementing our software and services. We believe that strategic and technology-based relationships with industry leaders are fundamental to our success. We have forged numerous relationships with software application and hardware vendors to enhance our combined capabilities and to create the optimal combination of data management applications. This approach enhances our ability to expand our product offerings and customer base and to enter new markets. We have established the following types of strategic relationships:

Product and Technology Relationships.  We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data management efficiency.

Our significant strategic relationships include Dell, Hitachi Data Systems and Microsoft. In addition to these relationships, we maintain relationships with a broad range of industry vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies. These vendors include Brocade Communications Systems, Inc., Cisco Systems, Inc., EMC Corporation (EMC), Hewlett-Packard Company (Hewlett-Packard), International Business Machines Corporation (IBM), Network Appliance, Inc., Novell, Inc., Oracle Corporation and SAP AG.

Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.  Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2007, we had approximately 300 reseller partners and systems integrators distributing our software worldwide.

In order to broaden our market coverage, we have original equipment manufacturer distribution agreements with Dell, Hitachi Data Systems and, more recently, Bull and Incentra Solutions, Inc. Under these agreements, the original equipment manufacturers sell, market and support our software applications and services independently and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer agreements do not contain any minimum purchase or sale commitments. In addition to our original equipment manufacturer agreement with Dell, we also have a corporate reseller agreement with the Dell Software and Peripherals division. We have also signed a distribution agreement with Arrow Electronics, Inc. (“Arrow”) covering North American commercial markets. We believe that this relationship will enable us to reach more resellers and end-users and will increase the amount of resources focused on our reseller channel.

Customers

We sell our suite of data management software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2007, we had licensed our software applications to approximately 5,900 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.

Sales through our original equipment manufacturer agreement with Dell accounted for approximately 7% of our total revenues for both fiscal 2007 and 2006. Sales through our reseller agreement with Dell accounted for approximately 12% of our total revenues for fiscal 2007 and 11% of our total revenues for fiscal 2006. Dell is an original equipment manufacturer and a reseller that purchases software from us for resale to its customers, but is not the end user of our software. Sales to the U.S. federal government accounted for approximately 7% of our total revenues for fiscal 2007 and approximately 8% of our total revenues for fiscal 2006.

Technology

Our Common Technology Engine serves as a major differentiator versus our competitors’ data management software products. Our Common Technology Engine’s unique indexing, cataloging, data movement, media management and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data management software applications. Additional options enable content search, data encryption and auditing features to support data discovery and compliance requirements. Each of these applications shares a common architecture consisting of three core components: intelligent agent software, data movement software and command and control software. These components may be installed on a single host server, or each may be distributed over many servers in a global network. Additionally, the modularity of our software provides deployment flexibility. The ability to share storage resources across multiple data management applications provides easier data management and lower total cost of ownership. We participate in industry standards groups and activities that we believe will have a direct bearing on the data management software market.

Our software architecture consists of integrated software components that are grouped together to form a CommCell. Components of a CommCell are as follows:

•	one CommServe;

•	one or more MediaAgents; and

•	one or more iDataAgents.

Each highly scalable CommCell may be configured to reflect a customer’s geographic, organizational or application environment. Multiple CommCells can be aggregated into a single, centralized view for policy-based management across a customer’s local or global information technology environment.

•	CommServe. The CommServe acts as the command and control center of the CommCell and handles all requests for activity between MediaAgent and iDataAgent components. The CommServe contains the centralized event and job managers and the index catalog. This database includes information about where data resides, such as the library, media and content of data. The centralized event manager logs all events, providing unified notification of important events. The job manager automates and monitors all jobs across the CommCell.

•	MediaAgent. The MediaAgent is a media independent module that is responsible for managing the movement of data between the iDataAgents and the physical storage devices. Our MediaAgents communicate with a broad range of storage devices, generating an index for use by each of our software applications. The MediaAgent software supports most storage devices, including automated magnetic tape libraries, tape stackers and loaders, standalone tape drives and magnetic storage devices, magneto-optical libraries, virtual tape libraries, DVD-RAM and CD-RW devices.

•	iDataAgent. The iDataAgent is a software module that resides on the server or other computing device and controls the data being protected, replicated, migrated or archived, often referred to simply as the “client” software. iDataAgents communicate with most open and network file systems and enterprise relational databases and applications, such as Microsoft Exchange, Microsoft SharePoint, Notes Domino Server, GroupWise, Oracle, Informix, Sybase, DB2 and SAP, to generate application aware indexes pertinent to granular recovery of application objects. The agent software contains the logic necessary to extract (or recover) data and send it to (or receive it from) the MediaAgent software.

Sales and Marketing

We sell our data and storage management software applications and related services to large global enterprises, small and medium sized businesses and government agencies. We sell through our worldwide direct sales force and our global network of value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2007, we had 176 employees in sales and marketing. These employees are located in the Americas, Europe, Australia, Africa and Asia.

We have a variety of marketing programs designed to create brand recognition and market awareness for our product offerings and for sales lead generation. Our marketing efforts include active participation at trade shows, technical conferences and technology seminars; advertising; publication of technical and educational articles in industry journals; sales training; and preparation of competitive analyses. In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our data management software applications. As of March 31, 2007, we had 215 employees in our research and development group, of which 48 are located at our Hyderabad, India development center. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $23.4 million on research and development activities in fiscal 2007, $19.3 million in fiscal 2006 and $17.2 million in fiscal 2005.

Competition

The data storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We currently compete with other providers of data management software as well as large storage hardware manufacturers that have developed or acquired their own data management software products. These manufacturers have the resources and capabilities to develop their own data management software applications, and many have been making acquisitions and broadening their efforts to include broader data management and storage products. These manufacturers and/or our other current and potential competitors may establish cooperative relationships among themselves or with third parties, creating new competitors or alliances. Large operating system and application vendors, including Microsoft, have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause our software applications and services to become redundant.

The following are our primary competitors in the data management software applications market, each of which has one or more products that compete with a part of or our entire software suite:

•	CA (formerly known as Computer Associates International, Inc.);

•	EMC;

•	Hewlett-Packard;

•	IBM; and

•	Symantec.

The principal competitive factors in our industry include product functionality, product integration, platform coverage, ability to scale, price, worldwide sales infrastructure, global technical support, name recognition and reputation. The ability of major system vendors to bundle hardware and software solutions is also a significant competitive factor in our industry. Although many of our competitors have greater resources, a larger installed customer base and greater name recognition, we believe we compete favorably on the basis of these competitive factors.

Intellectual Property and Proprietary Rights

Our success and ability to compete depend on our continued development and protection of our proprietary software and other technologies. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions, to establish and protect our intellectual property rights. We provide our software to customers pursuant to license agreements that impose restrictions on use. These license agreements are primarily in the form of shrink-wrap or click-wrap licenses, which are not negotiated with or signed by our end user customers. These measures may afford only limited protection of our intellectual property and proprietary rights associated with our software. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our software, technology or business plans.

As of May 15, 2007, we had 15 issued patents and 113 pending patent applications in the United States, as well as 21 issued patents in foreign countries and 76 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.

Despite our efforts to protect our trade secrets and proprietary rights through patents and license and confidentiality agreements, unauthorized parties may still attempt to copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be harmed.

We have entered into an original equipment manufacturer agreement with Critical Technologies, Inc. whereby we embed Critical Technologies’ indexing software in our software applications for sale, as an option, to our customers. Our agreement with Critical Technologies expires on March 31, 2008 unless prior thereto either party gives at least 90 days notice of termination. In addition to our agreement with Critical Technologies, we currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We also currently resell certain other software from Microsoft, including Windows Preinstallation Environment software, used in conjunction with our software applications, pursuant to an agreement with Microsoft that expires January 31, 2008. We have entered into and expect to enter into agreements with additional third parties to license their technology for use with our software applications.

Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software and we may incorporate open source software into other products in the future. The use of such open source software may ultimately subject some products to unintended conditions which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.

From time to time, we are participants or members of various industry standard-setting organizations or other industry technical organizations. Our participation or membership in such organizations may, in some circumstances, require us to enter into royalty or licensing agreements with third parties regarding our intellectual property under terms established by those organizations, which we may find unfavorable.

In the United States, we own or have common law trademark rights in the following marks: CommVault, the “CV” logo, CommVault Systems, Solving Forward, SIM, Singular Information Management, CommVault Galaxy, Unified Data Management, QiNetix, Quick Recovery, QR, QNet, GridStor, Vault Tracker, Quick Snap, QSnap, Recovery Director, CommServe, CommCell, and InnerVault. We also have several other trademarks and are actively pursuing trademark registrations in several foreign jurisdictions.

Employees

As of March 31, 2007, we had 727 employees worldwide, including 176 in sales and marketing, 215 in research and development, 90 in general and administration and 246 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table presents information with respect to our executive officers as of May 24, 2007:

Name	Age	Position

N. Robert Hammer	65	Chairman, President and Chief Executive Officer
Alan G. Bunte	53	Executive Vice President and Chief Operating Officer
Louis F. Miceli	57	Vice President and Chief Financial Officer
Ron Miiller	40	Vice President of Sales, Americas
Anand Prahlad	39	Vice President, Product Development
Suresh P. Reddy	44	Vice President, Worldwide Technical Services & Support
Steven Rose	49	Vice President, Europe, Middle East and Asia
David West	41	Vice President, Marketing and Business Development

N. Robert Hammer has served as our Chairman, President and Chief Executive Officer since March 1998. Mr. Hammer was also a venture partner from 1997 until December 2003 of the Sprout Group, the venture capital arm of Credit Suisse’s asset management business. Prior to joining the Sprout Group, Mr. Hammer served as the chairman, president and chief executive officer of Norand Corporation, a portable computer systems manufacturer, from 1988 until its acquisition by Western Atlas, Inc. in 1997. Mr. Hammer led Norand following its leveraged buy-out from Pioneer Hi-Bred International, Inc. and through its initial public offering in 1993. Prior to joining Norand, Mr. Hammer also served as chairman, president and chief executive officer of publicly-held Telequest Corporation from 1987 until 1988 and of privately-held Material Progress Corporation from 1982 until 1987. Prior to joining Material Progress Corporation, Mr. Hammer spent 15 years in various sales, marketing and management positions with Celanese Corporation, rising to the level of vice president and general manager of the structural composites materials business. Mr. Hammer obtained his bachelor’s degree and master’s degree in business administration from Columbia University.

Alan G. Bunte has served as our Executive Vice President and Chief Operating Officer since October 2003 and served as our senior vice president from December 1999 until October 2003. Prior to joining our company, Mr. Bunte was with Norand Corporation from 1986 to January 1998, serving as its senior vice president of planning and business development from 1991 to January 1998. Mr. Bunte obtained his bachelor’s and master’s degrees in business administration from the University of Iowa.

Louis F. Miceli has served as our Vice President and Chief Financial Officer since April 1997 and has over 30 years of experience in various finance capacities for several high-technology companies. Prior to joining our company, Mr. Miceli served as chief financial officer of University Hospital, part of the University of Medicine and Dentistry of New Jersey (UMDNJ), from 1994 until 1997 and as the corporate controller of UMDNJ from 1992 until 1994. Prior to joining UMDNJ, Mr. Miceli served as the chief financial officer of Syntrex, Inc., a word processing software and hardware manufacturer, from 1985 until 1992, and as its controller from 1980 until 1985. Mr. Miceli began his career as a staff auditor at Ernst & Young LLP, where he served five years. Mr. Miceli obtained his bachelor’s degree, cum laude, in accounting from Seton Hall University and is a certified public accountant in the State of New Jersey.

Ron Miiller has served as our Vice President of Sales, Americas since January 2005. Prior to his current role, Mr. Miiller served as our Central Region Sales Manager from March 2000 to December 2004. Prior to joining our company, Mr. Miiller served as Director, Central Region Sales for Softworks, Inc., an EMC company, from March 1997 through March 2000, and prior to that Mr. Miiller was with Moore Corporation, a diversified print and electronic communications company from 1989 through March 1997 in various leadership roles. Mr. Miiller received his bachelor of science degree in marketing from Ball State University in 1989.

Anand Prahlad has served as our Vice President, Product Development since May 2001 and has been with our company since 1994 as a software development and software developer manager and, from February 1999 to

May 2001, as our senior director of product development. As a software developer, Mr. Prahlad oversaw the development of our QiNetix Galaxy software applications. Prior to joining our company, Mr. Prahlad was a software engineer with Mortgage Guaranty Insurance Corporation, a provider of private mortgage insurance coverage. Mr. Prahlad obtained his bachelor’s degree from Jawaharlal Nehru Technological University in India and his master’s degree in electrical and computer engineering from Marquette University.

Suresh P. Reddy has served as our Vice President, Worldwide Technical Services & Technical Support since April 2005. Mr. Reddy also served our company from 1990 through March 2005, serving as our Vice President, Worldwide Technical Services from September 2001 through March 2005, as our Western Regional Manager, Technical Services from March 1994 through July 1995 and again from March 1998 until August 2001, as our Director of Technical Services, Europe, Middle East and Asia from August 1995 to February 1998 and as a Systems Engineer from February 1990 to February 1994. Mr. Reddy obtained his bachelor’s degree in mechanical engineering from Jawaharlal Nehru Technological University in India and his master’s degree in computer sciences from the New Jersey Institute of Technology.

Steven Rose has served as our Vice President, Europe, Middle East and Asia since June 2006. Prior to joining our company, Mr. Rose served as Vice President, United Kingdom and Ireland of Veritas Software Corp. from 2003 to July 2005 and, after Veritas’ merger with Symantec in July of 2005, as the United Kingdom Managing Director for the combined entity. Prior to joining Veritas, Mr. Rose served as Chief Executive Officer of CopperEye, a United Kingdom based software company, from 2002 to 2003, and prior to that served as Managing Director, Europe for FatWire Corporation, a New York based software company, from 2001 to 2002. Prior to joining FatWire, Mr. Rose served as the Managing Director, Europe of NEON Systems (UK) Ltd., a United Kingdom based company selling software products for systems integration, from 1997 to 2001. Prior to joining NEON Systems, Mr. Rose held several sales, marketing and general management positions with several software and systems companies, including TCAM Systems (UK) Ltd., Royal Blue Technologies, Ltd., and Network Systems Corporation. Mr. Rose attended the Royal Military Academy, Sandhurst and served as an officer in the British Army for six years.

David West has served as our Vice President, Marketing and Business Development since September 2005 and our Vice President, Business Development from August 2000 to September 2005. Prior to joining our company, Mr. West served as a director of strategic alliances from April 1999 to July 2000 and vice president of storage solutions in July 2000 at Legato Systems, Inc., which was subsequently acquired by EMC Corporation. Prior to joining Legato Systems, Mr. West served as vice president of sales at Intelliguard Software, Inc., which was also subsequently acquired by EMC Corporation, from 1990 to April 1999. Mr. West obtained his bachelor’s degree in electrical engineering from Villanova University.

Item 1A.	Risk Factors

Risks Related to Our Business

We have only recently become profitable and we may be unable to sustain future profitability.

We have only recently become profitable, generating net income of $10.8 million for fiscal 2006 and income before incomes taxes of $18.8 million in fiscal 2007. In fiscal 2007, we recorded an income tax benefit of $45.4 million primarily due to the reversal of substantially all of our deferred income tax valuation allowance which resulted in net income of $64.3 million. As of March 31, 2007, we had an accumulated deficit of $104.3 million. We may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We intend to continue to expend significant funds in developing our software and service offerings and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. We expect that associated expenses will precede any revenues generated by the increased spending. If we experience a downturn in business, we may incur losses and negative cash flows from operations, which could materially adversely affect our results of operations and capitalization.

Our industry is intensely competitive, and most of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases than we do, which could enable them to compete more effectively than we do.

The data management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include CA, Inc. (formerly known as Computer Associates International, Inc.), EMC, Hewlett-Packard, IBM and Symantec Corporation.

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

Our current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. In addition, large operating system and application vendors, such as Microsoft Corporation, have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause our software applications and services to become redundant, which could seriously harm our sales, results of operations and financial condition.

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

We cannot predict our future revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

•	the unpredictability of the timing and magnitude of orders for our software applications — during fiscal 2006 and fiscal 2007, a majority of our quarterly revenues was earned and recorded near the end of each quarter;

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

•	the ability of our original equipment manufacturers and resellers to meet their sales objectives;

•	market acceptance of our new applications and enhancements;

•	our ability to control expenses;

•	changes in our pricing and distribution terms or those of our competitors;

•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

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

Sales through our original equipment manufacturer agreements accounted for approximately 13% of our total revenues for fiscal 2007 and approximately 12% of our total revenues for fiscal 2006. Sales through our original equipment manufacturer agreement with Dell accounted for approximately 7% of total revenues for both fiscal 2007 and 2006. If we were to see a decline in our sales through Dell it could have a significant adverse effect on our results of operations.

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

We rely on indirect sales channels, such as distributors, value-added resellers, systems integrators and corporate resellers, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our applications, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. The use of resellers is an integral part of our distribution network. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future. Sales through our reseller agreement with Dell accounted for approximately 12% of total revenues for fiscal 2007 and approximately 11% of total revenues for fiscal 2006. Dell accounted for a total of approximately 14% of our accounts receivable balance as of March 31, 2007 as a result of our reseller agreement and our original equipment manufacturer agreement. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.

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

We derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 83% of our total software revenue for fiscal 2007 and 90% for fiscal 2006. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. As a result, we are particularly vulnerable to fluctuations in demand for this software application, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for this software application declines significantly, our sales, profitability and financial condition would be adversely affected.

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

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $23.4 million, or approximately 15% of our total revenues in fiscal 2007, and $19.3 million, or 18% of our total revenues in fiscal 2006. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

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

We have experienced a period of significant growth in recent years. Our revenues increased 38% for fiscal 2007 compared to fiscal 2006 and 32% for fiscal 2006 compared to fiscal 2005. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

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

Our services revenue, which includes fees for customer support, assessment and design consulting, implementation and post-deployment services and training, was approximately 44% of our total revenues for fiscal 2007, 43% for fiscal 2006 and approximately 40% of our total revenues for fiscal 2005. Our services revenue has lower gross margins than our software revenue. The gross margin of our services revenue was 70.2% for fiscal 2007, 71.9% for fiscal 2006 and 69.8% for fiscal 2005. The gross margin of our software revenue was 98.0% for fiscal 2007, 97.2% for fiscal 2006 and 97.0% for fiscal 2005. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to expand our international operations. We generated approximately 30% of our revenues from outside the United States in fiscal 2007 and approximately 29% in fiscal 2006.

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

Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. We generated approximately 30% of our revenues from outside the United States in fiscal 2007 and approximately 29% in fiscal 2006. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We have not historically hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated gains or losses.

We are currently unable to accurately predict what our long-term effective tax rates will be in the future.

We are subject to income taxes in both the United States and the various foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our long-term effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, as well as other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our income tax provisions. Furthermore, we have had limited historical profitability upon which to base our estimate of future long-term effective tax rates.

Our management and auditors have identified material weaknesses in the design and operation of our internal controls as of March 31, 2006 and December 31, 2006 which, if our remediation efforts fail, could result in material misstatements in our financial statements in future periods.

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

The identified material weaknesses related to our revenue recognition procedures for certain multiple-element sales arrangements accounted for under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. Specifically, during fiscal 2006 we changed our customary business practice and began to require and utilize a signed Statement of Work documenting the scope of our other professional services offerings greater than $10,000 (excluding training), in addition to a signed purchase order, when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Persuasive evidence of an arrangement does not exist for such multiple-element sales arrangements until the Statement of Work covering the other professional services is signed by both CommVault and the end-user customer. During fiscal 2006, we recorded software revenue of approximately $2.5 million and services revenue of approximately $0.1 million related to certain multiple-element sales arrangement transactions before a signed Statement of Work covering the other professional services was obtained. As a result, we recorded a reduction to revenue and a corresponding increase to deferred revenue of approximately $2.6 million in fiscal 2006 related to this material weakness. This revenue was subsequently recognized during fiscal 2007. We believe we have remediated this material weakness by implementing new policies and procedures to identify all multiple-element sales arrangements that contain subsequent agreements that must be signed, even if the terms and conditions are the same as the initial purchase order or other persuasive evidence.

At December 31, 2006, we determined that we did not have an effective process in place to evaluate the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple agreements. We have taken the following actions that we believe have remediated this identified material weakness: adopted formal procedures whereby all significant contracts are independently reviewed by a Contract Review Committee comprised of key members of our management, legal and finance teams for identification of any complex accounting issues; engage experts to consult with management in conjunction with its selection and evaluation of the appropriate accounting treatment for complex contractual arrangements; and we continue to train technical accounting personnel and enhance supervision with regard to timely review and approval of significant revenue transactions.

If the remediated policies and procedures we have implemented during fiscal 2007 are insufficient to address the material weaknesses as of March 31, 2006 and December 31, 2006, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the rules of the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2008.

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

Our ability to sell software applications and services to the U.S. federal government is subject to uncertainties related to the government’s future funding commitments and our ability to maintain certain security clearances complying with the Department of Defense and other agency requirements. For fiscal 2007 approximately 7% of our revenues and for fiscal 2006 approximately 8% of our revenues were derived from sales where the U.S. federal government was the end user. The future prospects for our business are also sensitive to changes in government policies and funding priorities. Changes in government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or government agencies, could materially adversely affect our ability to sell our software applications to the U.S. federal government, causing our business prospects to suffer.

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

Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, the Common Public License, “Apache-style”’ licenses, “Berkley Software Distribution or BSD-style” licenses and other open source licenses. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. The use of such open source software may ultimately subject some of our products to unintended conditions which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.

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

Risks Relating to Ownership of Our Common Stock

The price of our common stock may be highly volatile and may decline regardless of our operating performance.

The market price of our common stock could be subject to significant fluctuations in response to:

•	variations in our quarterly or annual operating results;

•	changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

•	the public’s response to our press releases, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	sales of common stock by our directors, officers and significant stockholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

A substantial number of shares of our common stock are available for sale into the public market. The occurrence of such sales, or the perception that such sales could occur, could materially and adversely affect our stock price and could impair our ability to obtain capital through an offering of equity securities. The shares of common stock sold in our initial public offering are freely tradable, except for any shares sold to our affiliates which are subject to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act.

Approximately 34.7% of our outstanding common stock has been deposited into a voting trust, which could affect the outcome of stockholder actions.

Approximately 14,577,860 shares of our common stock representing approximately 34.7% of our common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee.

The voting trust agreement requires that the trustee cause the shares subject to the voting trust to be represented at all stockholder meetings for purposes of determining a quorum, but the trustee is not required to vote the shares on any matter and any determination whether to vote the shares is required by the voting trust agreement to be made by the trustee without consultation with the owners. The voting trust agreement does not provide any criteria that the trustee must use in determining whether or not to vote on a matter. If, however, the trustee votes the shares on any matter subject to a stockholder vote, including proposals involving the election of directors, changes of control and other significant corporate transactions, the shares will be voted in the same proportion a votes cast “for” or “against” those proposals by our other stockholders. As long as these shares continue to be held in the voting trust, if the trustee determines to vote the shares on a particular matter, the voting power of all other stockholders will be magnified by the operation of the voting trust. With respect to matters such as the election of directors, Delaware law provides that the requisite stockholder vote is based on the shares actually voted. Accordingly, with respect to these matters, the voting trust makes it possible to control the “majority” vote of our stockholders with only 32.7%, an amount equal to 50% of our outstanding common stock not held in voting trust. In addition, with respect to other matters, including the approval of a merger or acquisition of our company or substantially all of our assets, a majority or other specified percentage of our outstanding shares of common stock must be voted in favor of the matter in order for it to be adopted. If the trustee does not vote the shares subject to the voting trust on these matters, the effect of the non-vote would be equivalent to a vote “against” the matter, making it substantially more difficult to achieve stockholder approval of the matter.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Further, certain of our employment agreements and incentive plans provide for vesting of stock options and/or payments to be made to the employees thereunder if their employment is terminated in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.

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

Our obligations under our term loan are secured by substantially all of our assets. In the event we default under the terms of our term loan, the lenders could accelerate our indebtedness there under and we would be required to repay the entire principal amount of the term loan, which would significantly reduce our cash balances. In the event we do not have sufficient cash available to repay such indebtedness, Silicon Valley Bank could foreclose on its security interest and liquidate some or all of our assets to repay the outstanding principal and interest under our term loan. The liquidation of a significant portion of our assets would reduce the amount of assets available for common stockholders in a liquidation or winding up of our business.

We will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and new NASDAQ rules promulgated in response to the Sarbanes-Oxley Act regulate corporate governance practices of public companies. Compliance with these public company requirements has increased our costs and we expect that it will continue to increase our costs and make some activities more time consuming. For example, in fiscal 2007 we created a new internal Disclosures and Controls Committee, and adopted new internal controls and disclosure controls and procedures. In addition, we will continue to incur additional expenses associated with our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act, for our Annual Report on Form 10-K for fiscal year ending March 31, 2008, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our registered public accounting firm will need to issue an opinion on that assessment and the effectiveness of those controls.

Furthermore, if we identify any issues in complying with those requirements (for example, if we or our registered public accounting firm identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Our management and auditors have identified material weaknesses in the design and operation of our internal controls as of March 31, 2006 and December 31, 2006. We believe we have remediated these material weaknesses by implementing new policies and procedures during fiscal 2007. We also expect that it will be difficult and expensive to maintain and renew director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Oceanport, New Jersey. We currently occupy approximately 116,000 square feet of office space in the Oceanport facility under the terms of an operating lease expiring in July 2013. We believe that our current facility is adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in the United States in Arizona, California, Florida, Georgia, Illinois, Massachusetts, New York, Oregon, Texas, Virginia and Washington; and outside the United States in Ottawa, Ontario; Mississauga, Ontario; Calgary, Alberta; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Beijing, China; Shanghai, China; Sydney, Australia; Col. Marte, Mexico; and Hyderabad, India.

Item 3.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed and traded on The NASDAQ Global Market under the symbol “CVLT.” Prior to September 22, 2006, no established public trading market for our common stock existed. The following table sets forth, for the periods indicated, the high and the low closing sales prices of our common stock, as reported on The NASDAQ Global Market.

	Sales Price
	per Share
	High	Low

Fiscal Year Ending March 31, 2007
Second Quarter (September 22, 2006 through September 30, 2006)	$18.15	$14.74
Third Quarter	20.74	16.25
Fourth Quarter	20.85	15.00

Stockholders

As of March 31, 2007, there were 41,967,710 shares of our common stock outstanding held by approximately 357 holders of record. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividend Policy

We have never paid cash dividends on our common stock, and we intend to retain our future earnings, if any, to fund the growth of our business. We therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as any other factors that the board of directors, in its sole discretion, may consider relevant.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 22, 2006 (the date our common stock began trading on the NASDAQ Global Market) and March 30, 2007, with the cumulative total return of (i) the NASDAQ Technology Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on September 22, 2006 in our common stock, the NASDAQ Technology Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on September 22, 2006 was the closing sales price of $17.00 per share.

The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the future performance of our common stock. Information used in the graph was obtained from NASDAQ, a source we believe to be reliable, but we are not responsible for any errors or omissions in such information.

	9/22/06	10/31/06	11/30/06	12/29/06	1/31/07	2/28/07	3/30/07
CommVault	100.0	105.1	117.4	117.7	105.4	97.8	95.3
NASDAQ Composite Index	100.0	106.7	109.6	108.8	111.0	108.9	109.1
NASDAQ Technology Index	100.0	104.5	110.1	106.9	107.5	107.2	106.5

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and related notes, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected statements of operations and the selected balance sheet data are derived from our audited financial statements. The historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Software	$83,870	$62,422	$49,598	$39,474	$29,485
Services	67,237	47,050	33,031	21,772	14,840
Hardware, supplies and other	—	—	—	—	94

Total revenues	151,107	109,472	82,629	61,246	44,419
Cost of revenues:
Software	1,640	1,764	1,497	1,168	932
Services	20,044	13,231	9,975	8,049	6,095
Hardware, supplies and other	—	—	—	—	72

Total cost of revenues	21,684	14,995	11,472	9,217	7,099

Gross margin	129,423	94,477	71,157	52,029	37,320
Operating expenses:
Sales and marketing	68,240	51,326	43,248	37,592	29,842
Research and development	23,398	19,301	17,239	16,214	16,153
General and administrative	18,610	12,275	8,955	8,599	6,332
Depreciation and amortization	2,603	1,623	1,390	1,396	1,752

Income (loss) from operations	16,572	9,952	325	(11,772)	(16,759)
Interest expense	(326)	(7)	(14)	(60)	—
Interest income	2,600	1,262	346	134	297

Income (loss) before income taxes	18,846	11,207	657	(11,698)	(16,462)
Income tax benefit (expense)(1)	45,408	(451)	(174)	—	52

Net income (loss)	64,254	10,756	483	(11,698)	(16,410)
Less: accretion of preferred stock dividends	(2,818)	(5,661)	(5,661)	(5,676)	(5,661)
Less: accretion of fair value of preferred stock upon conversion	(102,745)	—	—	—	—

Net income (loss) attributable to common stockholders	$(41,309)	$5,095	$(5,178)	$(17,374)	$(22,071)

Net income (loss) attributable to common stockholders per share:(2)
Basic	$(1.35)	$0.18	$(0.28)	$(0.93)	$(1.20)

Diluted	$(1.35)	$0.17	$(0.28)	$(0.93)	$(1.20)

Weighted average shares used in computing per share amounts:
Basic	30,670	18,839	18,712	18,601	18,371

Diluted	30,670	30,932	18,712	18,601	18,371

	As of March 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$65,001	$48,039	$24,795	$22,958	$7,611
Working capital	34,889	24,139	13,441	13,164	5,633
Total assets	148,039	72,568	47,513	41,779	26,489
Cumulative redeemable convertible preferred stock:
Series A through E, at liquidation value	—	99,168	93,507	87,846	82,170
Total stockholders’ equity (deficit)	78,322	(73,664)	(81,010)	(75,910)	(75,561)

(1)	The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance partially offset by the recognition of $5.0 million for certain tax reserves.

(2)	See Note 2 in the consolidated financial statements for a reconciliation of the basic and diluted per share calculation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K . Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

CommVault is a leading provider of data management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data management software applications under the QiNetix brand. QiNetix is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations.

History and Background

We began operations in 1988 as a development group within Bell Labs and were later designated as an AT&T Network Systems strategic business unit. We were formed to develop automated backup, archiving and recovery products for AT&T’s internal use. These products were comprised of internally developed software integrated with third party hardware. Our business became a part of Lucent Technologies, which was created by and later spun-off from AT&T. Donaldson, Lufkin & Jenrette Merchant Banking and the Sprout Group funded and completed a management buyout of our Company from Lucent in May 1996. After the buyout, we continued to sell our software products integrated with third party hardware, primarily UNIX servers and optical and magnetic tape libraries. These combined hardware and software products were marketed as ABARS, or Automated Backup and Recovery Solution, through 1997, at which time we renamed the products Vault 98.

In April 1998, our board of directors and a new management team changed our strategic direction. We believed that the data management software industry would shift from local, server-attached environments to more complex and widely distributed data networks. We believed that a broad suite of data management software applications built upon an innovative architecture and a single underlying code base would more easily and cost-effectively manage data in this complex networked environment. We also believed that our competitors would address this opportunity by adapting their legacy platforms and by developing or acquiring new applications built upon dissimilar underlying software architectures. We believed, and continue to believe, that managing data with this type of loosely integrated solution would be more difficult and costly for the customer. We also recognized that our legacy Vault 98 technology was too limited to address the broader data management market opportunity. This vision resulted in an almost two-year development project that culminated in the introduction of our Galaxy data protection software in February 2000. Galaxy represented the first of our software applications built upon our new architectural platform, and we now market it as one of the applications in our QiNetix software suite. The introduction of Galaxy also marked the beginning of the phasing out of both our Vault 98 products and the sale of third party hardware. We substantially completed the phase-out of our sales of Vault 98 products and third party hardware in September 2001.

We have spent the past seven years developing, enhancing and introducing the following eight applications as part of our QiNetix software suite, all of which are built upon our unified architectural design: QiNetix Galaxy Backup and Recovery (released in 2000), QiNetix DataMigrator (released in 2002), QiNetix QuickRecovery (released in 2002), QiNetix DataArchiver (released in 2003), QiNetix StorageManager (released in 2003), QiNetix QNet (released in 2003), QiNetix Data Classification (released in 2005) and QiNetix ContinuousDataReplicator (released June 2006). In addition to QiNetix Galaxy, the subsequent release of our other QiNetix software has substantially increased our addressable market. As of March 31, 2007, we had licensed our software applications to approximately 5,900 registered customers.

We completed our initial public offering on September 27, 2006 in which 12,777,778 shares of common stock were sold to the public at a price of $14.50 per share. We sold 6,148,148 shares and certain of our stockholders sold 6,629,630 shares in the offering. After deducting the underwriting discounts and commissions and the other offering expenses, our net proceeds from the initial public offering were approximately $80.2 million. In conjunction with the initial public offering, we also sold 102,640 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights that arose as a result of the initial public offering. Our net proceeds from the concurrent private placement were approximately $1.5 million. We used the net proceeds of the offering and the private placement, together with borrowings under our term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, which occurred upon the closing of the offering. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 16,019,480 shares of our common stock.

We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 83% of our total software revenue for fiscal 2007 and 90% in fiscal 2006. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. We anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.

Given the nature of the industry in which we operate, our software applications are subject to obsolescence. We continually develop and introduce updates to our existing software applications in order to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive software applications that may render our existing software applications obsolete. For each of our software applications, we provide full support for the current generally available release and one prior release. When we declare a product release obsolete, a customer notice is delivered twelve months prior to the effective date of obsolescence announcing continuation of full product support for the first six months. We provide an additional six months of extended assistance support in which we only provide existing workarounds or fixes that do not require additional development activity. We do not have existing plans to make any of our software products permanently obsolete.

  Sources of Revenues

We derive the majority of our revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, distributors, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers sell our software applications independently. Our software revenue was 56% of our total revenues for fiscal 2007, 57% for fiscal 2006 and 60% for fiscal 2005. Software revenue generated through direct distribution channels was approximately 31% of total software revenue in fiscal 2007, 32% in fiscal 2006 and 38% in fiscal 2005. Software revenue generated through indirect distribution channels was approximately 69% of total software revenue in fiscal 2007, 68% in fiscal 2006 and 62% in fiscal 2005. We have no current plans to focus future growth on one distribution channel versus another. The failure of our indirect distribution channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have original equipment manufacturer agreements with Dell and Hitachi Data Systems pursuant to which they have agreed to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. An increasing amount of our software revenue is related to arrangements with original equipment manufacturers that have no obligation to sell our software applications. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future.

We recently signed an original equipment manufacturer agreement with Bull pursuant to which they have agreed to market, sell and support our software applications and services. To date, we have not generated any revenue through Bull, but expect this contribution to occur in the future.

We also recently signed a wide-ranging distribution agreement with Arrow covering our North American commercial markets. We expect that many of our value-added reseller partners will be transitioned to Arrow and that revenues currently generated through our reseller channel will be largely transitioned to Arrow in fiscal 2008.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. Our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase in fiscal 2008, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions typically represent approximately 30% to 35% of our total software revenue in any given period.

Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based primarily on the dollar amount of software purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 44% of our total revenues for fiscal 2007, 43% for fiscal 2006 and 40% for fiscal 2005. The gross margin of our services revenue was 70.2% for fiscal 2007, 71.9% for fiscal 2006 and 69.8% for fiscal 2005. Our services revenue has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations. Our revenue recognition policy is based on complex rules that require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software revenue) and which portions must be deferred and recognized in future periods (generally services revenue). We analyze various factors including, but not limited to, the sales of undelivered services when sold on a stand-alone basis, our pricing policies, the credit-worthiness of our customers and resellers, accounts receivable aging data and contractual terms and conditions in making such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

Currently we derive revenues from two primary sources, or elements: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these elements.

For sales arrangements involving multiple elements, we recognize revenue using the residual method as described in SOP 98-9. Under the residual method, we allocate and defer revenue for the undelivered elements based on relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective evidence (“VSOE”).

Software licenses typically provide for the perpetual right to use our software and are sold on a per copy basis or as site licenses. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. We recognize software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when the other three basic revenue recognition criteria are met as described in the revenue recognition section in Note 2 of our “Notes to Consolidated Financial Statements.” We recognize software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that we recognize revenue when the basic revenue recognition criteria are met and these channels complete the sale of our software products to the end user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.

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

Our other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by us are not mandatory and can also be performed by the customer or a third party. In addition to a signed purchase order, our consulting, assessment and design services and installation services are often evidenced by a signed Statement of Work, which defines the specific scope of the services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by our instructors or third party contractors either at one of our facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded that we have established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement.

In summary, we have analyzed all of the undelivered elements included in our multiple-element sales arrangements and determined that we have VSOE of fair value to allocate revenues to services. Our analysis of the undelivered elements has provided us with results that are consistent with the estimates and assumptions used to determine the timing and amount of revenue recognized in our multiple-element sales arrangements. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9. We are not likely to materially change our pricing and discounting practices in the future.

Our sales arrangements generally do not include acceptance clauses. However, if an arrangement does include an acceptance clause, we defer the revenue for such arrangement and recognize it upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.

We have offered limited price protection under certain original equipment manufacturer agreements. Any right to a future refund from such price protection is entirely within our control. We estimate that the likelihood of a future payout due to price protection is remote.

During the preparation of our financial statements for fiscal 2006 and as of December 31, 2006, we became aware of material weaknesses related to our revenue recognition procedures for certain multiple-element sales arrangements accounted for under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. During fiscal 2006, we changed our customary business practice and began to require and utilize a signed Statement of Work documenting the scope of our other professional services offerings greater than $10,000 (excluding training), in addition to a signed purchase order, when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Persuasive evidence of an arrangement does not exist for such multiple-element sales arrangements until the Statement of Work covering the other professional services is signed by both CommVault and the end-user customer. During fiscal 2006, we recorded software revenue of approximately $2.5 million and services revenue of approximately $0.1 million related to certain multiple-element sales arrangement transactions before a signed Statement of Work covering the other professional services was obtained. As a result, we recorded a reduction to revenue and a corresponding increase to deferred revenue of approximately $2.6 million in fiscal 2006 related to this material weakness. The revenue was subsequently recognized during fiscal 2007. We believe we have remediated this material weakness related to the multiple-element sales arrangements containing a Statement of Work.

At December 31, 2006, we determined that we did not have an effective process in place to evaluate the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple agreements. We have taken the following actions that we believe have remediated this identified material weakness: adopted formal procedures whereby all significant contracts are independently reviewed by a Contract Review Committee comprised of key members of our management, legal and finance teams for identification of any complex accounting issues; engage experts to consult with management in conjunction with its selection and evaluation of the appropriate accounting treatment for complex contractual arrangements; and we continue to train technical accounting personnel and enhance supervision with regard to timely review and approval of significant revenue transactions.

See “Risk Factors — Risks Relating to Our Business — Our management and auditors have identified material weaknesses in the design and operation of our internal controls as of March 31, 2006 and December 31, 2006 which, if our remediation efforts fail, could result in material misstatements in our financial statements in future periods” for more information about these material weaknesses.

Stock-Based Compensation

As of March 31, 2007, we maintain two stock-based compensation plans, which are described more fully in Note 9 of our “Notes to Consolidated Financial Statements.” Prior to April 1, 2006, we accounted for our stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation. Stock-based employee compensation cost was recognized in the Statement of Operations for the years ended March 31, 2006 and 2005 to the extent stock options granted had an exercise price that was less than the fair value of the underlying common stock on the date of grant. In Note 2 of our consolidated financial statements, we have presented the pro forma effect on net income (loss) attributable to common stockholders as if we had applied the fair value recognition of SFAS 123.

On April 1, 2006, we adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method and therefore we have not restated our financial results for prior periods. Under this transition method, stock-based compensation costs during the year ended March 31, 2007 includes the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As a result of adopting SFAS 123(R)on April 1, 2006, our income before income taxes and net income for fiscal 2007 is $3.9 million and $2.5 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. As of March 31, 2007, we have only granted non-qualified stock options under our stock-based compensation plans. We anticipate that future grants under our stock-based compensation plans will include both non-qualified stock options and restricted stock units.

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

The assumptions used in the Black-Scholes option-pricing model are as follows:

Year Ended
March 31, 2007

Dividend yield	None
Expected volatility	48% - 55%
Weighted average expected volatility	51%
Risk-free interest rates	4.45% - 5.04%
Expected life (in years)	6.25

The following table presents the exercise price and fair value per share for grants issued during fiscal 2006 and 2007:

			Fair
			Value per
	Options	Exercise	Common	Intrinsic
Grant Date	Granted	Price	Share	Value

Fiscal Year 2006:
May 5, 2005	359,750	$4.50	$6.92	$2.42
July 29, 2005	461,375	4.70	8.36	3.66
September 19, 2005	800,000	4.70	9.18	4.48
November 3, 2005	374,500	6.70	10.34	3.64
January 26, 2006	334,350	7.50	11.08	3.58
March 2, 2006	163,625	8.10	12.84	4.74
Fiscal Year 2007:
April 20, 2006	150,000	$11.70	$12.98	$1.28
May 3, 2006	89,750	12.60	13.08	0.48
July 27, 2006	145,600	12.74	12.74	—
September 12, 2006	135,375	13.50	13.50	—
October 13, 2006	30,875	18.85	18.85	—
November 14, 2006	47,500	17.60	17.60	—
December 14, 2006	39,000	19.99	19.99	—
January 15, 2007	34,000	19.84	19.84	—
February 14, 2007	63,500	16.26	16.26	—
March 14, 2007	25,250	16.27	16.27	—

Prior to July 27, 2006, the exercise prices for options granted were set by our board of directors based upon our internal valuation model. Our internal valuation model used a consistent formula based on 12-month projected revenues in periods where we were not profitable and alternatively 12-month projected earnings when we started to achieve profitability on a regular basis. Our internal valuation was based on multiples (either revenue or earnings) of a comparable group of publicly traded companies in our market sector. In connection with the preparation of the financial statements for our initial public offering, we performed a retrospective determination of fair value of our common stock underlying stock option grants from January 1, 2005 through May 3, 2006. The retrospective determination of fair value of our common stock utilized the probability weighted expected returns (“PWER”) method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”).

Under the PWER method, the value of our common stock was estimated based upon an analysis of future values for the enterprise assuming various future outcomes. In our situation, the future outcomes included two scenarios: (i) we become a public company (“public company scenario”) and; (ii) we remain a private company (“remains private scenario”). We used a low probability assumption for our January 2005 grants and this percentage increased as significant milestones were achieved and as discussions with our investment bankers increased as we prepared for the initial public offering process. An increase in the probability assessment for an initial public offering increased the value ascribed to our common stock.

Under the “public company” scenario, fair value per common share was calculated using our expected pre-initial public offering valuation and a risk-adjusted discount rate ranging from 20% to 25% based on the estimated timing of our potential initial public offering. The risk-adjusted discount rate was based on the inherent risk of a hypothetical investment in our common stock. An appropriate rate of return required by a hypothetical investor was determined based on: (1) well established venture capital rates of return published in the Practice Aid for firms engaged in bridge financing in anticipation of a later IPO and (2) our calculated cost of capital. Based on this data, we used a risk-adjusted discount rate of 25% for the January 2005 valuation date and lowered such a rate to 20% for the subsequent valuation dates based on the decreased inherent risk of investing in our common stock as we continued to develop our products and achieved increased levels of profitability. In general, the closer a company gets to an initial public offering, the higher the probability assessment weighting is for the “public company” scenario. If different discount rates had been used, the valuations would have been different.

Determining the fair value of the common stock of a private enterprise requires complex and subjective judgments. As such, under the “remains private” scenario, our retrospective estimates of enterprise value were based upon a combination of the income approach and the market approach. The significant portion of the value derived under the income approach is based upon the calculation of the terminal value, which in this analysis is based on data from publicly traded guideline companies. In addition, the income approach allows for the full utilization of the our net operating loss carryforwards as it is a forward looking model, as compared to the market approach that focuses on historical results. Lastly, based on our stage of development and our ability to generate profits only recently, it was more likely that a potential investor in our common stock would place the bulk of their emphasis on future expectations rather than on historical performance. As such, it was our opinion that the income approach provided a much more meaningful indication of value and we therefore placed greater emphasis upon the conclusion as rendered by this approach and relatively less weight upon the value determined by the market approach. Accordingly, we applied a weight of 80% to the income approach and a weight of 20% to the market approach. If different weights were applied to the income and market approach, the valuations would have been different.

Under the income approach, our enterprise value was based on the present value of our forecasted operating results. The assumptions underlying the estimates were consistent with the business plan used by our management. Similar to the “public company” scenario, a risk-adjusted discount rate ranging from 20% to 25% was used based on the inherent risk of an investment in CommVault. If different discount rates had been used, the valuations would have been different.

Under the market approach, our estimated enterprise value was developed based on revenue multiples of comparable companies. Specifically, a search was conducted for companies with a similar Standard Industrial Classification code. This search revealed numerous publicly-traded companies in this industry. From this total population of over 500 guideline companies, eight companies were selected as comparable companies for inclusion in the valuation analysis based on scope and breadth of product offerings, annual revenue, stage of development, prospects for growth and risk profiles. Although each of the comparable companies differs in some respects from us, they are generally influenced by similar business and economic conditions and are considered to offer alternative investment opportunities. If different comparable companies were used, the valuations would have been different.

The fair value of our common stock under the “remains private” scenario was determined by reducing the total estimated “remains private” enterprise value by the liquidation preferences that our Series A through E cumulative redeemable convertible preferred stock had and the conversion preferences that our Series AA, BB and CC convertible preferred stock had as well as a discount for lack of marketability of 35% assuming we remained a private company. We had one significant restriction on the marketability of our common stock related to the blocking rights that our Series CC preferred stockholders had if we were to conduct an IPO that has an offering price of less than $6.26 per share, on an as adjusted basis. In addition, there was also no guarantee of future dividends being paid. After considering these factors, as well as the results of a number of empirical studies, IRS Revenue Ruling 77-287 involving the issue of discounts for lack of marketability and certain other company specific factors (such as the prospects for liquidity absent an IPO and the estimated volatility of our common stock), a 35% discount for lack of marketability was deemed appropriate to apply to the common stock. If a different discount for lack of marketability was used, the valuations would have been different.

Valuation models require the input of highly subjective assumptions. Because, prior to our initial public offering, our common stock had characteristics significantly different from that of publicly traded common stock and because changes in the subjective input assumptions could have materially affected the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable, single measure of the fair value of our common stock.

The foregoing valuation methodologies are not the only valuation methodologies available and were not used to value our common stock after our initial public offering. We cannot assure you of any particular valuation of our stock. Accordingly, investors are cautioned not to place undue reliance on the foregoing valuation methodologies as an indicator of future stock prices.

In conjunction with each of the factors noted below, the primary factors that contributed to the difference between the fair value of our common stock as of each grant date prior to July 27, 2006 and our initial offering price of $14.50 per share included:

•	The continued execution of our business model which had resulted in total revenues increasing 32% in fiscal 2006 compared to fiscal 2005 and 52% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We had experienced such revenue growth in both the United States and in our international operations.

•	Software revenue generated through our original equipment manufacturer agreements had increased approximately $8.5 million, or 425%, in fiscal 2006 compared to fiscal 2005 due to higher revenue from our arrangement with Dell as well as revenue generated from an original equipment manufacturer arrangement we entered into with Hitachi Data Systems in March 2005.

•	We had achieved our fourth consecutive quarter of profitability for the three months ended June 30, 2006.

•	As of June 30, 2006, we had licensed our software applications to approximately 4,300 registered customers representing an increase of approximately 50% compared to March 31, 2005.

•	We had continued to enhance our QiNetix software suite with the introduction of QiNetix Data Classification in 2005 and QiNetix ContinuousDataReplicator in 2006. In addition, we have released numerous enhancements to our existing QiNetix software applications.

•	The passage of time between grant dates, which led to the shifting of the time periods that such valuations are based upon.

•	The probability weighting of being able to proceed with an IPO with an offering price of no less than $6.26 per share, on an as adjusted basis, which is the minimum offering price without being potentially blocked by the Series CC preferred stockholders.

•	In January 2006, we engaged investment bankers to initiate the process of an initial public offering and began drafting a registration statement.

The reassessed fair value of our common stock underlying 359,750 options granted to employees on May 5, 2005 was determined to be $6.92 per share. The increase in fair value as compared to the January 27, 2005 value was primarily due to the following:

•	For the three months ended March 31, 2005, we had the most profitable quarter in our history at that time, generating earnings of approximately $1.6 million;

•	We achieved our first fiscal year of profitability for the year ended March 31, 2005;

•	We entered into an original equipment manufacturer arrangement with Hitachi Data Systems in March 2005; and

•	The possibility of an initial public offering remained relatively low and a probability estimate of 30% was assigned under the PWER method as a result of the significant milestones to be achieved.

The reassessed fair value of our common stock underlying 461,375 options granted to employees on July 29, 2005 was determined to be $8.36 per share. The increase in fair value as compared to the May 5, 2005 value was primarily due to the following:

•	For the three months ended June 30, 2005, revenues and earnings exceeded budget;

•	We increased our earnings forecast for the remainder of fiscal 2006; and

•	We increased the probability estimate for the initial public offering scenario under the PWER method to 40% as a result of our revenues and earnings exceeding budget.

The reassessed fair value of our common stock underlying 800,000 options granted to employees on September 19, 2005 was determined to be $9.18 per share. On September 19, 2005, our compensation committee awarded options to several key executives. The underlying assumptions that were in place as of the July 29, 2005 grant date were still in place on September 19, 2005, except we increased the probability estimate for the initial public offering scenario under the PWER method to 50% as a result of moving closer to a potential initial public offering and anticipating a profitable quarter ending September 30, 2005.

The reassessed fair value of our common stock underlying 374,500 options granted to employees on November 3, 2005 was determined to be $10.34 per share. The increase in fair value as compared to the September 19, 2005 value was primarily due to the following:

•	For the three and six months ended September 30, 2005, earnings exceeded our original budget and revised forecasts;

•	In the six months ended September 30, 2005, we started to achieve substantial revenue growth from our original equipment manufacturer arrangements with Dell and Hitachi Data Systems; and

•	We increased the probability estimate for the initial public offering scenario under the PWER method to 60% as a result of our earnings exceeding forecast and the substantial revenue growth we achieved from our original equipment manufacturer agreements.

The reassessed fair value of our common stock underlying 334,350 options granted to employees on January 26, 2006 was determined to be $11.08 per share. The increase in fair value as compared to the November 3, 2005 value was primarily due to the following:

•	On January 10, 2006, we initiated the process of an initial public offering when we held an organizational meeting; as a result, we increased the initial public offering scenario to 65% under the PWER method;

•	We achieved consecutive quarters of profitability for the first time;

•	For the three and nine months ended December 31, 2005, earnings exceeded our original budget and revised forecasts; and

•	We continued to generate cash flows from operations significantly exceeding budgeted, revised forecast and prior year amounts.

Despite holding an organizational meeting on January 10, 2006, we only increased the initial public offering scenario from 60% at November 3, 2005 to 65% at January 26, 2006 for two primary reasons. First, we needed to conduct an initial public offering at an offering price of at least $6.26 per share otherwise it would potentially be blocked by the Series CC preferred stockholders. There was no assurance as of January 26, 2006 that such an offering price could be obtained. It was our belief that we first needed to achieve our forecasted results for the quarter and fiscal year ending March 31, 2006 before we would be able to obtain such a minimum price per share. Secondly, while we formally initiated the offering process on January 10, 2006, there was no assurance that we would actually proceed with the actual offering. We had also initiated an offering process once before in early 2004, but subsequently decided to not proceed with an actual offering.

The reassessed fair value of our common stock underlying 163,625 options granted to employees on March 2, 2006 was determined to be $12.84 per share. On March 2, 2006, our compensation committee awarded options to certain strategic new hires. The underlying assumptions that were in place as of the January 26, 2006 grant date were still in place on March 2, 2006, except that we increased the probability estimate for the initial public offering scenario under the PWER method to 90% as a result of the imminence of our potential initial public offering and anticipating our fiscal 2006 earnings would exceed forecast and budget amounts.

The reassessed fair value of our common stock underlying 150,000 options and 89,750 options granted to employees on April 20, 2006 and May 3, 2006 was determined to be $12.98 per share and $13.08 per share, respectively. The increase in fair value as of April 20, 2006 and May 3, 2006 as compared to the March 2, 2006 value was primarily due to the following:

•	We achieved our third quarter of consecutive profitability and completed our most profitable fiscal year for the year ended March 31, 2006; and

•	We continued to generate cash flows from operations significantly exceeding budgeted and prior year amounts.

We maintained a 90% probability estimate for the initial public offering scenario under the PWER method for the April 20, 2006 and May 3, 2006 common stock valuations.

We estimated the fair value of our common stock on July 27, 2006 based on a contemporaneous valuation using the PWER method. We estimated the fair value of our common stock on September 12, 2006 based on the midpoint of the estimated offering range contained in our registration statement on Form S-1 related to our initial public offering. The fair market value of our common stock subsequent to the closing of our initial public offering on September 27, 2006 was based on the publicly trade price as reported by The NASDAQ Stock Market.

As of March 31, 2007, there was approximately $15.1 million of unrecognized stock-based compensation expense related to non-vested stock option awards that are expected to be recognized over a weighted average period of 2.58 years. The intrinsic value of the options outstanding as of March 31, 2007, was $75.7 million, of which $51.1 million related to vested options and $24.6 million related to unvested options.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in net deferred tax assets and tax reserves. As of March 31, 2007, we had deferred tax assets of approximately $52.2 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2007, we maintained a valuation allowance for deferred tax assets of approximately $1.3 million primarily related to net operating loss carryforwards in certain international jurisdictions as there is not sufficient evidence to enable us to conclude that it is more likely than not that such deferred tax assets will be realized. In addition, in evaluating the exposure associated with various filing positions, we record estimated tax reserves for probable exposures. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures and have tax reserves of approximately $5.0 million recorded within accrued liabilities. If our actual results differ from our estimates, our provision for income taxes could be materially impacted.

Software Development Costs

Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by us between completion of the working model and the point at which the product is ready for general release, historically have been immaterial.

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Year Ended March 31,
	2007	2006	2005

Revenues:
Software	56%	57%	60%
Services	44	43	40

Total revenues	100%	100%	100%

Cost of revenues:
Software	1%	2%	2%
Services	13	12	12

Total cost of revenues	14%	14%	14%

Gross margin	86%	86%	86%

Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006

Revenues

Total revenues increased $41.6 million, or 38%, from $109.5 million in fiscal 2006 to $151.1 million in fiscal 2007.

Software Revenue.  Software revenue increased $21.4 million, or 34%, from $62.4 million in fiscal 2006 to $83.9 million in fiscal 2007. Software revenue represented 56% of our total revenues in fiscal 2007 compared to 57% in fiscal 2006. The increase in software revenue was primarily the result of broader acceptance of our software applications and increased revenue from our expanding base of existing customers. Revenue through our resellers and our direct sales force contributed $10.3 million and $6.1 million, respectively, to our overall increase in software revenue. Furthermore, revenue through our original equipment manufacturers contributed $5.0 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Dell and Hitachi Data Systems. Software revenue transactions greater than $0.1 million increased approximately $4.9 million during fiscal 2007 compared to fiscal 2006. The increase is primarily due to a larger volume and higher average dollar amount of transactions of this type. Movements in foreign exchange rates accounted for approximately $1.3 million, or 6%, of the $21.4 million increase in software revenue.

Services Revenue.  Services revenue increased $20.2 million, or 43%, from $47.1 million in fiscal 2006 to $67.2 million in fiscal 2007. Services revenue represented 44% of our total revenues in fiscal 2007 compared to 43% in fiscal 2006. The increase in services revenue was primarily due to a $16.0 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for approximately $0.9 million, or 4%, of the $20.2 million increase in services revenue.

Cost of Revenues

Total cost of revenues increased $6.7 million, or 45%, from $15.0 million in fiscal 2006 to $21.7 million in fiscal 2007. Total cost of revenues represented 14% of our total revenues in both fiscal 2007 and fiscal 2006.

Cost of Software Revenue.  Cost of software revenue decreased approximately $0.1 million, or 7%, from $1.8 million in fiscal 2006 to $1.6 million in fiscal 2007. Cost of software revenue represented 2% of our total software revenue in fiscal 2007 compared to 3% in fiscal 2006. The decrease is primarily due to lower translation and third-party media costs, partially offset by higher third-party royalties.

Cost of Services Revenue.  Cost of services revenue increased $6.8 million, or 51%, from $13.2 million in fiscal 2006 to $20.0 million in fiscal 2007. Cost of services revenue represented 30% of our services revenue in fiscal 2007 compared to 28% in fiscal 2006. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling approximately $3.5 million resulting from higher headcount and increased sales as well as higher third party outsourcing costs of approximately $0.9 million.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $16.9 million, or 33%, from $51.3 million in fiscal 2006 to $68.2 million in fiscal 2007. The increase was primarily due to a $7.1 million increase in employee compensation resulting from higher headcount, a $2.3 million increase in stock-based compensation expense due to the adoption of SFAS 123(R), a $2.2 million increase in commission expense on higher revenue levels and a $1.9 million increase in travel and entertainment expenses due to increased headcount. Movements in foreign exchange rates accounted for approximately $0.7 million, or 4%, of the $16.9 million increase in sales and marketing expenses.

Research and Development.  Research and development expenses increased $4.1 million, or 21%, from $19.3 million in fiscal 2006 to $23.4 million in fiscal 2007. The increase was primarily due to $2.0 million of higher employee compensation resulting from higher headcount, a $0.6 million increase in stock-based compensation due to the adoption of SFAS 123(R) and a $0.5 million increase in legal expenses associated with patent registration of our intellectual property.

General and Administrative.  General and administrative expenses increased $6.3 million, or 52%, from $12.3 million in fiscal 2006 to $18.6 million in fiscal 2007. The increase was primarily due to a $2.5 million increase in employee compensation resulting from higher headcount, a $1.7 million increase in accounting, compliance and insurance costs associated with being a public company and a $1.6 million increase in stock-based compensation expense due to the adoption of SFAS 123(R).

Depreciation and Amortization.  Depreciation expense increased $1.0 million, or 60%, from $1.6 million in fiscal 2006 to $2.6 million in fiscal 2007. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.

Interest Expense

Interest expense increased $0.3 million, from zero in fiscal 2006 to $0.3 million in fiscal 2007. The increase was due to interest incurred on the term loan facility we entered into in connection with the payments due to the holders of the Series A through E stock at the time of our initial public offering.

Interest Income

Interest income increased $1.3 million, from $1.3 million in fiscal 2006 to $2.6 million in fiscal 2007. The increase was due to higher interest rates and higher cash balances in our deposit accounts.

Income Tax Benefit (Expense)

Income tax benefit (expense) was an expense of $0.5 million in fiscal 2006 compared to a benefit of $45.4 million in fiscal 2007. The income tax expense in fiscal 2006 is primarily due to alternative minimum taxes due to the U.S. federal government as well as various state income taxes. The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance partially offset by the recognition of approximately $5.0 million for certain tax reserves. Until the fourth quarter of fiscal 2007, we had recorded a valuation allowance to fully reserve our net deferred tax assets based on our assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2007, we determined that based upon a number of factors, including our cumulative taxable income over the past three fiscal years and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, as of March 31, 2007 we reversed substantially all of our deferred income tax valuation allowance and recorded a corresponding tax benefit of $52.2 million. In addition, based on our evaluation of current tax positions during the fourth quarter of fiscal 2007, we recorded a tax charge of $5.0 million to appropriately accrue for probable exposures associated with various filing positions.

Fiscal year ended March 31, 2006 compared to fiscal year ended March 31, 2005

Revenues

Total revenues increased $26.8 million, or 32%, from $82.6 million in fiscal 2005 to $109.5 million in fiscal 2006.

Software Revenue.  Software revenue increased $12.8 million, or 26%, from $49.6 million in fiscal 2005 to $62.4 million in fiscal 2006. Software revenue represented 57% of our total revenues in fiscal 2006 compared to 60% in fiscal 2005. The increase in software revenue was primarily the result of broader acceptance of our software applications and increased revenue from our expanding base of existing customers. Revenue through our original equipment manufacturers contributed $8.5 million to our overall increase in software revenue primarily due to higher revenue from our arrangement with Dell as well as revenue generated from an original equipment manufacturer arrangement we entered into with Hitachi Data Systems in March 2005. Furthermore, revenue through our resellers contributed $3.6 million and revenue through our direct sales force contributed $0.7 million to our overall increase in software revenue. Software revenue transactions greater than $0.1 million contributed approximately $3.8 million to our overall increase in software revenue.

Services Revenue.  Services revenue increased $14.0 million, or 42%, from $33.0 million in fiscal 2005 to $47.1 million in fiscal 2006. Services revenue represented 43% of our total revenues in fiscal 2006 compared to 40% in fiscal 2005. The increase in services revenue was primarily due to a $12.1 million increase in revenue from customer support agreements as a result of sales of software to new customers and renewal agreements from our installed software base.

Cost of Revenues

Total cost of revenues increased $3.5 million, or 31%, from $11.5 million in fiscal 2005 to $15.0 million in fiscal 2006. Total cost of revenues represented 14% of our total revenues in both fiscal 2006 and fiscal 2005.

Cost of Software Revenue.  Cost of software revenue increased $0.3 million, or 18%, from $1.5 million in fiscal 2005 to $1.8 million in fiscal 2006. Cost of software revenue represented 3% of our total software revenue in both fiscal 2006 and fiscal 2005. The increase in cost of software revenue was primarily the result of higher third party royalty costs associated with higher software revenue.

Cost of Services Revenue.  Cost of services revenue increased $3.3 million, or 33%, from $10.0 million in fiscal 2005 to $13.2 million in fiscal 2006. Cost of services revenue represented 28% of our services revenue in fiscal 2006 and 30% in fiscal 2005. The increase in cost of services revenue was primarily the result of higher employee compensation of $1.9 million resulting from higher headcount and increased sales.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $8.1 million, or 19%, from $43.2 million in fiscal 2005 to $51.3 million in fiscal 2006. The increase was primarily due to a $3.5 million increase in employee compensation resulting from higher headcount, a $2.0 million increase in commission expense on higher revenue levels and a $0.5 million increase in stock-based compensation resulting from the issuance of stock options in fiscal 2006 with an exercise price below fair market value.

Research and Development.  Research and development expenses increased $2.1 million, or 12%, from $17.2 million in fiscal 2005 to $19.3 million in fiscal 2006. The increase was primarily due to $1.1 million of higher employee compensation resulting from higher headcount and $0.3 million of increased legal expenses primarily associated with patent registration of our intellectual property.

General and Administrative.  General and administrative expenses increased $3.3 million, or 37%, from $9.0 million in fiscal 2005 to $12.3 million in fiscal 2006. The increase was primarily due to a $1.5 million increase in employee compensation resulting from higher headcount, a $0.8 million increase in stock-based compensation resulting from both the issuance of stock options in fiscal 2006 with an exercise price below fair market value and the acceleration of the vesting period for certain stock options and a $0.5 million increase in recruiting costs.

Depreciation and Amortization.  Depreciation expense increased $0.2 million, or 17%, from $1.4 million in fiscal 2005 to $1.6 million in fiscal 2006. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.

Interest Income

Interest income increased $0.9 million, from $0.3 million in fiscal 2005, to $1.3 million in fiscal 2006. The increase was due to higher interest rates and higher cash balances in our deposit accounts.

Income Tax Benefit (Expense)

Income tax expense increased from $0.2 million in fiscal 2005 to $0.5 million in fiscal 2006 as a result of alternative minimum taxes due to the U.S. federal government as well as various state income taxes.

Liquidity and Capital Resources

We intend to use estimated net proceeds of $4.2 million from the proposed follow-on offering of our common stock, together with approximately $2.1 million of our existing cash and cash equivalents to pay the outstanding principal and accrued interest under our term loan (an amount equal to $6.3 million as of June 15, 2007, assuming interest accrued at a rate equal to 7.0% per annum for the applicable period) as soon as practicable after the receipt of such proceeds.

As of March 31, 2007, we had $65.0 million of cash and cash equivalents. We have historically financed our operations primarily through the private placements of preferred equity securities and common stock and, to a much lesser extent, through funds from operations. On September 27, 2006, we completed our initial public offering and related concurrent private placement and generated net proceeds of approximately $81.7 million. We used the net proceeds, together with net borrowings of $10.0 million under our term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock as discussed below.

Upon the closing of our initial public offering, our Series A, B, C, D and E preferred stock converted into 6,332,508 shares of our common stock and also received $101.8 million consisting of:

•	$14.85 per share, or $47.0 million in the aggregate; and

•	accumulated and unpaid dividends of $1.788 per share per year since the date the shares of preferred stock were issued, or $54.8 million in the aggregate.

The outstanding shares of Series AA, BB and CC preferred stock converted into a total of 9,686,972 shares of common stock.

In May 2006, we entered into a $20.0 million term loan facility (the “term loan”) in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering. As of March 31, 2007, there was $7.5 million outstanding under the term loan. The term loan is secured by substantially all of our assets. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50% with principal and interest to be repaid in quarterly installments over a 24-month period, subject to acceleration, at the discretion of the lender. The term loan requires us to maintain a “quick ratio,” as defined in the term loan agreement, of at least 1.50 to 1. We are in compliance with the quick ratio covenant as of March 31, 2007.

Net cash provided by operating activities was $30.6 million in fiscal 2007, $25.9 million in fiscal 2006, and $3.8 million in fiscal 2005. In fiscal 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue and accrued liabilities, partially offset by an increase in accounts receivable due to higher revenues. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances should continue to grow as well. In fiscal 2006 and 2005, cash provided by operating activities was primarily due to net income adjusted for the impact of noncash charges and an increase in deferred services revenue.

Net cash used in investing activities was $4.2 million in fiscal 2007, $2.8 million in fiscal 2006, and $1.9 million in fiscal 2005. Cash used in investing activities in each period was due to purchases of property and equipment. The increase in capital expenditures is primarily related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash used in financing activities was $9.0 million in fiscal 2007. Net cash provided by (used in) financing activities was minimal in fiscal 2006 and 2005. The cash used in financing activities in fiscal 2007 was primarily due to the cash use of $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, partially offset proceeds generated of approximately $82.2 million from our initial public offering and concurrent private placement, net of underwriting fees and offering costs. In addition, we incurred net borrowings of $7.5 million in fiscal 2007 under our term loan in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering.

Working capital increased $10.8 million from $24.1 million as of March 31, 2006 to $34.9 million as of March 31, 2007. The increase in working capital is primarily due to a $17.0 million increase in cash and cash equivalents, a $9.6 million increase in the recognized amount of our current portion of deferred tax assets and a $3.8 million increase in our accounts receivable. These increases were partially offset by an $7.5 million increase in accrued liabilities primarily due to a charge to record certain tax reserves, our net borrowing of $7.5 million under our term loan used in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering, and a $6.4 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of non-cash charges and the increase in deferred revenue, partially offset by the net cash used in connection with the transactions associated with our initial public offering.

Working capital increased $10.7 million from $13.4 million as of March 31, 2005 to $24.1 million as of March 31, 2006, primarily due a $23.2 million increase in cash and cash equivalents, partially offset by a $10.5 million increase in deferred revenue and a $2.2 million increase in accrued liabilities during the fiscal year ended March 31, 2006. The increase in cash and cash equivalents is primarily due to higher net income, stronger collection efforts of our accounts receivable and the increase in deferred revenue.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

Our material capital commitments consist of obligations under facilities and operating leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel and additional resources devoted to building our brand name and marketing and sales force.

We generally do not enter into binding purchase commitments. The following table summarizes our existing long-term contractual obligations as of March 31, 2007 (dollars in thousands):

	Payments Due by Period
					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Operating lease obligations	$12,453	$2,766	$4,230	$3,323	$2,134
Term Loan(1)	7,500	5,000	2,500	—	—

Total	$19,953	$7,766	$6,730	$3,323	$2,134

(1)	Borrowings under our term loan require principal and interest to be repaid in quarterly installments over a 24-month period through September 1, 2008, subject to acceleration, at the discretion of the lender. We intend to use estimated net proceeds of $4.2 million from the proposed follow-on offering of our common stock, together with approximately $2.1 million of our existing cash and cash equivalents to pay the outstanding principal and accrued interest under our term loan (an amount equal to $6.3 million as of June 15, 2007, assuming interest accrued at a rate equal to 7.0% per annum for the applicable period) as soon as practicable after the receipt of such proceeds.

We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.

Off-Balance Sheet Arrangements

As of March 31, 2007 and 2006, we had no off-balance sheet arrangements.

Indemnifications

Certain of our software licensing agreements contain certain provisions that indemnify our customers from any claim, suit or proceeding arising from alleged or actual intellectual property infringement. Some of these provisions continue in perpetuity along with our software licensing agreements. We have never incurred a liability relating to one of these indemnification provisions in the past and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We were required to adopt the provisions of FIN 48 on April 1, 2007. We are evaluating the impact of this statement on our financial statements and currently expect the cumulative effect of adopting FIN 48 will result in an increase to beginning accumulated deficit of approximately $1.0 million to $2.0 million as of the beginning of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this Statement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this Statement on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2007, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

As of March 31, 2007, we have $7.5 million outstanding under our term loan used in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50%. Our interest rate exposure is related to changes in the LIBOR. A 1% increase in LIBOR would cause our interest expense to increase by approximately $0.1 million over the next twelve months based on our term loan balance outstanding at March 31, 2007.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Sales outside the United States were approximately 30% in fiscal 2007 and approximately 29% in fiscal 2006. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated gains or losses.

We estimate that a 10% change in foreign exchange rates would impact our reported operating profit by approximately $1.7 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Item 8.	Financial Statements and Supplementary Data

CommVault Systems, Inc.

Consolidated Financial Statements
Fiscal Years Ended March 31, 2007, 2006 and 2005
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CommVault Systems, Inc.

We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2007. Our audits also include the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. and subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

MetroPark, New Jersey
May 14, 2007

CommVault Systems, Inc.

Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$65,001	$48,039
Trade accounts receivable, less allowance for doubtful accounts of $311 and $475 at March 31, 2007 and 2006, respectively	22,044	18,238
Prepaid expenses and other current assets	3,657	1,877
Deferred tax assets	9,616	—

Total current assets	100,318	68,154
Property and equipment, net	4,624	3,322
Deferred tax assets, net	42,543	—
Other assets	554	1,092

Total assets	$148,039	$72,568

LIABILITIES, CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,500	$1,565
Accrued liabilities	20,215	12,685
Term loan	7,500	—
Deferred revenue	36,214	29,765

Total current liabilities	65,429	44,015
Deferred revenue, less current portion	4,284	3,036
Other liabilities	4	13
Commitments and contingencies
Cumulative redeemable convertible preferred stock:
Series A through E, at liquidation value	—	99,168
Stockholders’ equity (deficit):
Convertible preferred stock, $.01 par value: no shares of Series AA, BB and CC authorized, issued and outstanding at March 31, 2007. 5,000 shares Series AA authorized, 4,362 issued and outstanding; 5,000 shares Series BB authorized, 2,758 issued and outstanding; 12,150 shares Series CC authorized, 12,132 issued and outstanding at March 31, 2006	—	94,352
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2007. No shares authorized, issued and outstanding at March 31, 2006	—	—
Common stock, $.01 par value, 250,000 and 60,425 shares authorized, 41,968 shares and 18,960 shares issued and outstanding at March 31, 2007 and 2006, respectively	420	190
Additional paid-in capital	182,297	4,506
Deferred compensation	—	(8,134)
Accumulated deficit	(104,333)	(164,959)
Accumulated other comprehensive income (loss)	(62)	381

Total stockholders’ equity (deficit)	78,322	(73,664)

	$148,039	$72,568

CommVault Systems, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2007	2006	2005

Revenues:
Software	$83,870	$62,422	$49,598
Services	67,237	47,050	33,031

Total revenues	151,107	109,472	82,629
Cost of revenues:
Software	1,640	1,764	1,497
Services	20,044	13,231	9,975

Total cost of revenues	21,684	14,995	11,472

Gross margin	129,423	94,477	71,157
Operating expenses:
Sales and marketing	68,240	51,326	43,248
Research and development	23,398	19,301	17,239
General and administrative	18,610	12,275	8,955
Depreciation and amortization	2,603	1,623	1,390

Income from operations	16,572	9,952	325
Interest expense	(326)	(7)	(14)
Interest income	2,600	1,262	346

Income before income taxes	18,846	11,207	657
Income tax benefit (expense)	45,408	(451)	(174)

Net income	64,254	10,756	483
Less: accretion of preferred stock dividends	(2,818)	(5,661)	(5,661)
Less: accretion of fair value of preferred stock upon conversion	(102,745)	—	—

Net income (loss) attributable to common stockholders	$(41,309)	$5,095	$(5,178)

Net income (loss) attributable to common stockholders per share:
Basic	$(1.35)	$0.18	$(0.28)

Diluted	$(1.35)	$0.17	$(0.28)

Weighted average shares used in computing per share amounts:
Basic	30,670	18,839	18,712

Diluted	30,670	30,932	18,712

CommVault Systems, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

								Accumulated
								Other
	Convertible				Additional			Comprehensive
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total

Balance at March 31, 2004	19,252	$94,352	18,780	$188	$—	$(82)	$(170,689)	$321	$(75,910)
Stock options exercised			31		152				152
Repurchase and retirement of common stock			(2)						—
Amortization of deferred compensation						21			21
Accretion of dividends on preferred stock					(152)		(5,509)		(5,661)
Comprehensive income:
Net income							483		483
Other comprehensive income (loss):
Foreign currency translation adjustment								(95)	(95)

Total comprehensive income									388

Balance at March 31, 2005	19,252	94,352	18,809	188	—	(61)	(175,715)	226	(81,010)
Stock options exercised			151	2	703				705
Acceleration of stock options					263				263
Deferred compensation related to stock options					9,201	(9,201)			—
Amortization of deferred compensation						1,128			1,128
Accretion of dividends on preferred stock					(5,661)				(5,661)
Comprehensive income:
Net income							10,756		10,756
Other comprehensive income:
Foreign currency translation adjustment								155	155

Total comprehensive income									10,911

Balance at March 31, 2006	19,252	94,352	18,960	190	4,506	(8,134)	(164,959)	381	(73,664)
Reversal of deferred compensation upon adoption of SFAS 123(R)					(4,506)	8,134	(3,628)		—
Stock options exercised			350	3	1,861				1,864
Issuance of common stock from initial public offering and concurrent private placement, net			6,251	63	81,673				81,736
Issuance of common stock upon conversion of Series A through E preferred stock			6,333	63	91				154
Issuance of common stock upon conversion of Series AA, BB and CC preferred stock	(19,252)	(94,352)	9,686	97	94,255				—
Cashless exercise of stock warrants and related shares issued pursuant to preemptive rights			388	4	(4)				—
Accretion of dividends on preferred stock					(2,818)				(2,818)
Stock-based compensation					5,969				5,969
Tax benefits from exercise of stock options					1,270				1,270
Comprehensive Income:
Net income							64,254		64,254
Other comprehensive income:
Foreign currency translation adjustment								(443)	(443)

Total comprehensive income									63,811

Balance at March 31, 2007	—	$—	41,968	$420	$182,297	$—	$(104,333)	$(62)	$78,322

CommVault Systems, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$64,254	$10,756	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(52,159)	—	—
Depreciation and amortization	2,893	1,682	1,431
Noncash stock-based compensation	5,969	1,391	21
Excess tax benefits from stock-based compensation	(1,233)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,806)	67	(2,759)
Prepaid expenses and other current assets	(1,780)	109	(588)
Other assets	(317)	105	(120)
Accounts payable	77	(664)	(1,060)
Accrued liabilities	9,008	2,234	2,617
Deferred revenue and other liabilities	7,688	10,170	3,815

Net cash provided by operating activities	30,594	25,850	3,840
Cash flows from investing activities
Purchase of property and equipment	(4,195)	(2,814)	(1,860)

Net cash used in investing activities	(4,195)	(2,814)	(1,860)
Cash flows from financing activities
Payments to Series A through E preferred stockholders upon conversion to common stock	(101,833)	—	—
Net proceeds from initial public offering and concurrent private placement	82,242	(486)	—
Proceeds from the exercise of stock options	1,864	705	152
Excess tax benefits from stock-based compensation	1,233	—	—
Proceeds from term loan	15,000	—	—
Repayments on term loan	(7,500)	(166)	(200)

Net cash provided by (used in) financing activities	(8,994)	53	(48)
Effects of exchange rate — changes in cash	(443)	155	(95)

Net increase in cash and cash equivalents	16,962	23,244	1,837
Cash and cash equivalents at beginning of year	48,039	24,795	22,958

Cash and cash equivalents at end of year	$65,001	$48,039	$24,795

Supplemental disclosures of cash flow information
Interest paid	$283	$7	$14

Income taxes paid	$232	$483	$48

CommVault Systems, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Nature of Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, income taxes, stock-based compensation and accounting for research and development costs. Actual results could differ from those estimates.

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

For sales arrangements involving multiple elements, the Company recognizes revenue using the residual method as described in SOP 98-9. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple-element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company primarily uses historical renewal rates and, in certain cases, it uses stated renewal rates. Historical renewal rates are supported by performing an analysis in which the Company segregates its customer support renewal contracts into different classes based on specific criteria including, but not limited to, the dollar amount of the software purchased, the level of customer support being provided and the distribution channel. As a result of this analysis, the Company has concluded that it has established VSOE for the different classes of customer support when the support is sold as part of a multiple-element sales arrangement.

The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are often evidenced by a signed Statement of Work (“SOW”), which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded that it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 60 to 90 days of entering into an agreement. The price for other professional services has not materially changed for the periods presented.

The Company has analyzed all of the undelivered elements included in its multiple-element sales arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
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

The Company’s sales arrangements generally do not include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.

The Company has offered limited price protection under certain original equipment manufacturer agreements. Any right to a future refund from such price protection is entirely within the Company’s control. It is estimated that the likelihood of a future payout due to price protection is remote.

Net Income (Loss) Attributable to Common Stockholders per Share

The Company calculates net income (loss) attributable to common stockholders per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF No. 03-6”). Prior to their conversion to common stock upon the closing of the Company’s initial public offering on September 27, 2006, the Company’s Series AA, BB and CC convertible preferred stock and Series A through E cumulative redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company. The holders of the Company’s Series AA, BB and CC convertible preferred stock were entitled to receive a proportionate share of cash dividends declared on the Company’s common stock, calculated on an as if-converted basis. In addition, the holders of the Company’s Series A through E cumulative redeemable convertible preferred stock were entitled to receive dividends out of any assets legally available, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other non-redeemable equity securities and rights entitling the holder to receive additional shares of common stock of the Company) on the common stock of the Company, at a per share rate of $1.788 per annum, or, if greater, an amount equal to that paid on any other outstanding shares of the Company. Such dividends accrued and were cumulative.

EITF No. 03-6 requires net income (loss) attributable to common stockholders for the period to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. As a result, basic net income (loss) attributable to common stockholders per share is calculated by dividing undistributed net income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are comprised of incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock prior to the Company’s initial public offering on September 27, 2006. In compliance with EITF No. 03-6, the Company’s preferred stock does not participate in losses, and therefore they are not included in the computation of net loss attributable to common stockholders per share.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The information required to compute basic and diluted net income (loss) attributable to common stockholders per share is as follows:

	Year Ended March 31,
	2007	2006	2005

Reconciliation of net income to undistributed net income (loss) allocable to common stockholders for the basic computation:
Net income	$64,254	$10,756	$483
Accretion of preferred stock dividends(1)	(2,818)	(5,661)	(5,661)
Accretion of fair value of preferred stock upon conversion(2)	(102,745)	—	—

Net income (loss) attributable to common stockholders	(41,309)	5,095	(5,178)
Undistributed net income allocable to Series AA, BB and CC convertible preferred stock, if converted(3)	—	(1,730)	—

Undistributed net income (loss) allocable to common stockholders	$(41,309)	$3,365	$(5,178)

Basic net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	30,670	18,839	18,712

Basic net income (loss) attributable to common stockholders per share	$(1.35)	$0.18	$(0.28)

Reconciliation of net income to net income (loss) attributable to common stockholders for the diluted computation:
Net income	$64,254	$10,756	$483
Accretion of preferred stock dividends(1)	(2,818)	(5,661)	(5,661)
Accretion of fair value of preferred stock upon conversion(2)	(102,745)	—	—

Net income (loss) attributable to common stockholders	$(41,309)	$5,095	$(5,178)

Diluted net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	30,670	18,839	18,712
Series AA, BB and CC convertible preferred stock	—	9,686	—
Dilutive effect of stock options	—	2,192	—
Dilutive effect of common stock warrants	—	215	—

Diluted weighted average shares outstanding	30,670	30,932	18,712

Diluted net income (loss) attributable to common stockholders per share	$(1.35)	$0.17	$(0.28)

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

(2)	In the year ended March 31, 2007, net income attributable to common stockholders is reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006 as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

(3)	In the year ended March 31, 2006, net income attributable to common stockholders is reduced by the participation rights of the Series AA, BB and CC convertible preferred stock related to assumed cash dividends

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

declared by the Company. Net income attributable to common stockholders is not allocated to the Series A through E cumulative redeemable convertible preferred stock because such stockholders only participate in cash dividends in excess of their contractual dividend amount of $1.788 per share, and the Company did not have the ability to distribute amounts in excess of $1.788 per share during this period. In the year ended March 31, 2005, net loss attributable to common stockholders is not allocated to the preferred stockholders because the Company’s preferred stock did not participate in losses.

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net income (loss) attributable to common stockholders per share, as its effect is anti-dilutive.

	Year Ended March 31,
	2007	2006	2005

Stock options	7,671	—	5,679
Convertible preferred stock	—	6,333	16,019
Common stock warrants	—	—	2,307

Total options, preferred stock and warrants exercisable or convertible into common stock	7,671	6,333	24,005

Software Development Costs

Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release historically have been immaterial.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to the Company from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, evaluation of current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

One customer accounted for approximately 19%, 18% and 12% of total revenues for the year ended March 31, 2007, 2006 and 2005, respectively. That customer accounted for 14% and 21% of accounts receivable as of March 31, 2007 and 2006.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the term loan approximate their fair values due to the short-term maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation on property and equipment on a straight-line basis over the estimated useful lives of the assets, generally eighteen months to three years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease.

Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2007, 2006 and 2005.

Deferred Offering Costs

The company had deferred offering costs of $0 and $855 at March 31, 2007 and March 31, 2006, respectively, included in Other Assets. The company offset its deferred offering costs against the gross proceeds raised from the initial public offering, which closed on September 27, 2006.

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

Deferred revenue consists of the following:

	March 31,
	2007	2006

Current:
Deferred software revenue	$252	$2,957
Deferred services revenue	35,962	26,808

	$36,214	$29,765

Non-current:
Deferred services revenue	$4,284	$3,036

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Accounting for Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for it stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method and therefore has not restated the Company’s financial results for prior periods. Under this transition method, stock-based compensation costs in the year ended March 31, 2007 includes the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As a result of adopting SFAS 123(R) on April 1, 2006, the Company’s income before income taxes for the year ended March 31, 2007 is $3,899 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The Company’s net income for the year ended March 31, 2007 was $2,477, or $0.08 per basic and diluted share, lower than if it had continued to account for stock-based compensation under APB Opinion No. 25. As of March 31, 2007, there was approximately $15,124 of unrecognized stock-based compensation expense related to non-vested stock option awards that is expected to be recognized over a weighted average period of 2.58 years.

Prior to the adoption of SFAS 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the statement of stockholders’ equity (deficit) with a corresponding credit to additional paid-in capital. Upon the adoption of SFAS 123(R), these amounts were offset against each other as SFAS 123(R) prohibits the “gross-up” of stockholders’ equity. Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the provisions of SFAS 123 to options granted under the Company’s stock option plan for all periods presented prior to the adoption of SFAS 123(R).

	Year Ended March 31,
	2006	2005

Net income	$10,756	$483
Less: Accretion of preferred stock dividends	(5,661)	(5,661)

Net income (loss) attributable to common stockholders, as reported	5,095	(5,178)
Add: Stock-based compensation recorded under APB 25	1,391	21
Less: Stock-based compensation expense determined under fair value method for all awards	(5,321)	(4,438)

Pro forma net income (loss) attributable to common stockholders	1,165	(9,595)
Less: Undistributed net income allocable to series AA, BB and CC convertible preferred stock, if converted	(395)	—

Pro forma undistributed net income (loss) allocable to common stockholders	$770	$(9,595)
Net income (loss) attributable to common stockholders per share, as reported:
Basic	$0.18	$(0.28)

Diluted	$0.17	$(0.28)

Pro forma net income (loss) attributable to common stockholders per share:
Basic	$0.04	$(0.51)

Diluted	$0.04	$(0.51)

The pro forma information presented above has been determined as if employee stock options were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions that were used for option grants in the respective periods are as follows:

	Year Ended March 31,
	2006	2005

Dividend yield	None	None
Expected volatility	48%	54%
Risk-free interest rate	4.26%	4.08%
Expected life (in years)	7.00	7.00

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

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

Year Ended
March 31, 2007

Dividend yield	None
Expected volatility	48%-55%
Weighted average expected volatility	51%
Risk-free interest rates	4.45%-5.04%
Expected life (in years)	6.25

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2007, 2006 and 2005.

	Year Ended March 31,
	2007	2006	2005

Cost of services revenue	$100	$25	$—
Sales and marketing	2,736	468	—
Research and development	739	137	—
General and administrative(1)	2,394	761	21

Stock-based compensation expense	$5,969	$1,391	$21

(1)	The year ended March 31, 2006 includes $263 of stock-based compensation expense related to the acceleration of the vesting period related to 41 stock options.

The Company recognized a tax benefit of $2,193 related to stock-based compensation recorded in the year ended March 31, 2007. The Company recognized no tax benefits related to the stock-based compensation expense in the years ended March 31, 2006 and 2005.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $1,375, $1,551 and $1,268 for the years ended March 31, 2007, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign operations are deemed to be the local country’s currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities of the Company’s international subsidiaries are translated at their respective year-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “Other comprehensive income (loss)” and are reflected as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are immaterial in each year. To date, the Company has not hedged its exposure to changes in foreign currency exchange rates.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity (deficit). Included in the Company’s comprehensive income (loss) are the net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 on April 1, 2007. The Company is evaluating the impact of this statement on it financial statements and currently expects the cumulative effect of adopting FIN 48 will result in an increase to beginning accumulated deficit of approximately $1,000 to $2,000 as of the beginning of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2007	2006

Computer equipment	$12,834	$11,983
Other machinery and equipment	3,460	2,278
Leasehold improvements	1,844	912
Furniture and fixtures	1,566	1,344
Purchased software	1,171	924

	20,875	17,441
Less: Accumulated depreciation and amortization	(16,251)	(14,119)

	$4,624	$3,322

The Company recorded depreciation and amortization expense of $2,893, $1,682 and $1,431 for the years ended March 31, 2007, 2006 and 2005, respectively.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,
	2007	2006

Compensation and related payroll taxes	$8,626	$5,943
Income tax reserves	5,020	—
Other	6,569	6,742

	$20,215	$12,685

5.	Line of Credit and Term Loan

In January 2003, the Company entered into an agreement for a revolving credit facility (the “credit facility”) of up to $5,000 including an optional term loan of up to $500 for existing and new equipment purchases. In March 2005, the Company renewed the credit facility, which expired in March 2006, under essentially the same terms and conditions as the existing facility. The term loan accrued interest at the lender’s prime rate plus 1% and was repayable in declining monthly amounts over a 30 month period from July 2003 through January 2006.

In May 2006, the Company entered into a $20,000 term loan facility (the “term loan”) in connection with the payments due to the holders of its Series A through E Stock upon an initial public offering. As of March 31, 2007, there was $7,500 outstanding under the term loan. The term loan is secured by substantially all of the Company’s assets. Borrowings under the term loan bear interest at a rate equal to the 30-day LIBOR plus 1.50% with principal and interest to be repaid in quarterly installments over a 24-month period, subject to acceleration, at the discretion of the lender. The remaining quarterly installments will total $5,000 of principal payments in fiscal 2008 and $2,500 of principal repayments in fiscal 2009. The term loan requires the Company to maintain a “quick ratio,” as defined in the term loan agreement, of at least 1.50 to 1. The Company is in compliance with the quick ratio covenant as of March 31, 2007.

6.	Commitments and Contingencies

The Company leases various office and warehouse facilities under non-cancelable leases which expire on various dates through July 2013. Future minimum lease payments under all operating leases at March 31, 2007 are as follows:

Year Ending March 31:
2008	$2,766
2009	2,337
2010	1,893
2011	1,731
2012	1,592
Thereafter	2,134

$12,453

Rental expenses were $3,231, $2,844 and $2,618 for the years ended March 31, 2007, 2006 and 2005, respectively.

The Company offers a 90-day limited product warranty for its software. To date, costs related to this product warranty have not been material.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at March 31, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

The Company provides certain provisions within its software licensing agreements to indemnify its customers from any claim, suit or proceeding arising from alleged or actual intellectual property infringement. These provisions continue in perpetuity, along with the Company’s software licensing agreements. The Company has never incurred a liability relating to one of these indemnification provisions, and management believes that the likelihood of any future payout relating to these provisions is remote. Therefore, the Company has not recorded a liability during any period for these indemnification provisions.

7.	Capitalization

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

On September 27, 2006, the Company completed its initial public offering of 11,111 shares of common stock at a price of $14.50 per share. The Company sold 6,148 shares and certain stockholders of the Company sold 4,963 shares in this offering. In connection with the initial public offering, the Company paid $6,240 in underwriting discounts and commissions. In addition, the Company incurred an estimated $2,660 of other offering expenses of which $486 was paid in fiscal 2006, $2,154 was paid in the year ended March 31, 2007 and $20 was accrued at March 31, 2007. After deducting the underwriting discounts and commissions and the other offering expenses, the Company’s net proceeds from the initial public offering were approximately $80,248. In conjunction with the initial public offering, the Company also sold 103 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. The Company’s net proceeds from the concurrent private placement were approximately $1,488.

On September 27, 2006, the Company amended its Certificate of Incorporation and authorized 250,000 shares of common stock and 50,000 shares of preferred stock. As of March 31, 2007, there are no shares of preferred stock outstanding.

On October 3, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional 1,667 shares of Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC at the initial public offering price of $14.50 per share. The Company did not receive any proceeds as a result of the underwriter’s exercise of their over-allotment option.

Common Stock

The Company had 41,968 and 18,960 shares of common stock, par value $0.01, outstanding at March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, approximately 14,578 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 34.7% of the common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee. Subject to specified exceptions, the voting trust agreement also requires Credit Suisse Securities (USA) LLC and its affiliates to deliver to the trustee, and make subject to the voting trust agreement, any shares of the Company’s common stock owned by it or its affiliates that would cause the aggregate shares of the Company’s common stock held by them to exceed 5% of the Company’s common stock then outstanding.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

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

Cumulative Redeemable Convertible Preferred Stock: Series A through E Stock

At March 31, 2006, the Company has 7,000 authorized shares and has issued 3,166 shares of Series A through E Cumulative Redeemable Convertible Preferred Stock, par value of $.01 per share (“Series A through E” Stock). The consideration paid for each share of Series A through E Stock was $14.90 and resulted in aggregate proceeds of approximately $47,177.

Upon completion of the initial public offering, all 3,166 outstanding shares of the Company’s Series A through E Stock automatically converted on into 6,333 shares of common stock on a 2:1 basis. In addition, the Company was obligated to pay the holders of the Series A through E Stock approximately $101,833 consisting of a payment of $14.85 per share, or $47,019 in the aggregate; and all accrued and unpaid dividends of $1.788 per share per year since the date such shares were issued, or $54,814 in the aggregate, due to such holders upon its conversion into common stock. The Company had the option to pay the cash amount and accrued dividends to predominantly all of the holders of Series A through E Stock in cash, by means of a note payable or any combination thereof. The Company paid all amounts in cash upon the closing of the initial public offering in September 2006.

Prior to their conversion to common stock upon completion of the Company’s initial public offering, the Series A through E Stock were entitled to receive dividends out of any assets legally available, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other non-redeemable equity securities and rights entitling the holder to receive additional shares of common stock of the Company) on the common stock of the Company, at a per share rate of $1.788 per annum, or, if greater, an amount equal to that paid on any other outstanding shares of the Company. Such dividends accrued and were cumulative. The aggregate amount of accrued dividends, the cash liquidation amount of $14.85 per share plus the par value of common shares was $99,015 at March 31, 2006.

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

Convertible Preferred Stock

Upon completion of the initial public offering all 19,252 outstanding shares of the Company’s Series AA Preferred Stock (“Series AA Stock”), the Series BB Preferred Stock (Series BB Stock”) and the Series CC Preferred Stock (“Series CC Stock”) automatically converted into 9,686 shares of common stock. The conversion ratio of the Series AA, BB and CC Stock was 0.514:1, 0.5:1, and 0.5:1, respectively. Prior to their conversion to common stock, the Company’s Series AA, BB and CC Stock were entitled to receive a proportionate share of cash dividends declared on the Company’s common stock, calculated on an as if-converted basis. In the event the Company declared any other dividend or distribution payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidence of indebtedness, holders of the Company’s Series AA Stock, Series BB Stock, Series CC Stock and Series A through E Stock were entitled to receive a proportionate share of any such dividend or

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

distribution on an as if-converted basis. Prior to conversion, the Series AA and BB Stock had anti-dilution protection on a weighted-average basis, subject to customary exclusions.

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

Common Stock Warrants

In connection with the issuance of Series BB Stock in November 2000, one investor who is also a customer received a fully vested warrant to purchase 2,233 shares of common stock at an exercise price of $27.14. In July 2003, the warrant was cancelled and replaced with a fully vested warrant to purchase up to 1,500 shares of common stock at an exercise price of $12.54 per share. The new warrant had an aggregate fair value of approximately $30 and expired 15 days after the Company gave notice to the holder of the warrant of its intention to file a registration statement relating to an initial public offering. The warrant expired without being exercised in February 2006.

In December 2003, the Company issued a warrant to purchase up to 807 shares of common stock at an exercise price of $10.50 per share to a customer at about the same time the Company signed a Software License Agreement with this customer. The Software License Agreement is cancelable by the customer without cause at any time. The warrant was exercisable in equal quarterly installments, commencing on the last day of the quarter ending March 31, 2004 and ending on the last day of the quarter ending December 31, 2005. The warrant also contained provisions to be net exercised on a cashless basis. The number of common shares issuable on a cashless basis is equal to the vested warrants less the number of shares of common stock having an aggregate market price equal to the aggregate exercise price of the vested warrants. Market price is determined as the greater of (i) a product obtained by multiplying the Company’s trailing 12-month revenues by six and (ii) the price of common stock sold in a qualified financing transaction within six months of the cashless exercise. The Company recorded $1,696 as a non-cash reduction of revenue during the year ended March 31, 2004 in connection with this transaction. On June 15, 2006, the holder of the warrant to purchase up to 807 shares of common stock elected to make a cashless exercise of the warrant and received 315 shares of common stock. Pursuant to the preemptive rights of the Series AA, BB and CC preferred stockholders that were triggered by the exercise of the warrant, such Series AA, BB and CC preferred stockholders (other than individuals that also own Series A through E Stock) purchased 73 shares of common stock on a cashless basis.

Shares Reserved for Issuance

The Company has reserved 7,671 shares to allow for the exercise of all outstanding options at March 31, 2007.

8.	Stock Plans

As of March 31, 2007, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. At March 31, 2007 and March 31, 2006, there were 302 and 499 options available for future grant under the Plan, respectively.

On January 26, 2006, the Board of Directors authorized the creation of the LTIP. Upon the closing of the Company’s initial public offering on September 27, 2006, the Company became eligible to grant awards under the

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

LTIP. The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock.

The maximum number of shares of the Company’s common stock that may be initially awarded under the LTIP is 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. At March 31, 2007, approximately 3,763 shares were available for future issuance under the LTIP.

The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2004 to March 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value

Outstanding at March 31, 2004	4,764	$4.62
Options granted	1,175	5.66
Options exercised	(31)	4.92
Options canceled	(229)	5.80

Outstanding at March 31, 2005	5,679	5.53
Options granted	2,492	5.57
Options exercised	(151)	4.62
Options canceled	(433)	5.53

Outstanding at March 31, 2006	7,587	5.56
Options granted	761	14.30
Options exercised	(350)	5.33
Options canceled	(327)	6.87

Outstanding at March 31, 2007	7,671	$6.39	6.56	$75,709

Vested or expected to vest at March 31, 2007	7,453	$6.31	6.48	$74,107

Exercisable at March 31, 2007	4,804	$5.56	5.43	$51,108

Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. Options generally vest over a four-year period. The weighted average fair value of stock options granted was $8.11, $6.36 and $3.45 during the year ended March 31, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised was $3,916, $959 and $21 in the years ended March 31, 2007, 2006 and 2005, respectively.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2007:

	Outstanding	Weighted-Average
	Options at	Remaining		Options Exercisable	Weighted-Average
Range of Exercise Prices	March 31, 2007	Contractual Life	Exercise Price	at March 31, 2007	Exercise Price

$ 0.01 - 1.00	8	2.10	$0.025	8	$0.025
3.00 - 4.00	819	5.82	4.00	775	4.00
4.00 - 5.00	2,504	6.67	4.80	1,301	4.90
5.00 - 6.00	2,379	5.59	5.89	2,038	5.93
6.00 - 7.00	259	8.58	6.70	82	6.70
7.00 - 8.00	830	6.29	7.58	573	7.66
8.00 - 9.00	137	8.92	8.10	27	8.10
11.00 - 12.00	150	9.05	11.70	0	0.00
12.00 - 13.00	223	9.23	12.69	0	0.00
13.00 - 14.00	125	9.45	13.50	0	0.00
16.00 - 17.00	88	9.90	16.26	0	0.00
17.00 - 18.00	48	9.62	17.60	0	0.00
18.00 - 19.00	29	9.54	18.85	0	0.00
19.00 - 19.99	72	9.75	19.92	0	0.00

$ 0.01 - 19.99	7,671	6.56	$6.39	4,804	$5.56

During the years ended March 31, 2007 and 2006, the Company granted stock options with exercise prices as follows:

			Fair
	Options		Value per
Grant Date	Granted	Exercise Price	Common Share	Intrinsic Value

Fiscal Year 2006:
May 5, 2005	360	$4.50	$6.92	$2.42
July 29, 2005	461	4.70	8.36	3.66
September 19, 2005	800	4.70	9.18	4.48
November 3, 2005	375	6.70	10.34	3.64
January 26, 2006	334	7.50	11.08	3.58
March 2, 2006	164	8.10	12.84	4.74
Fiscal Year 2007:
April 20, 2006	150	$11.70	$12.98	$1.28
May 3, 2006	90	12.60	13.08	0.48
July 27, 2006	146	12.74	12.74	—
September 12, 2006	135	13.50	13.50	—
October 13, 2006	31	18.85	18.85	—
November 14, 2006	48	17.60	17.60	—
December 14, 2006	39	19.99	19.99	—
January 15, 2007	34	19.84	19.84	—
February 14, 2007	64	16.26	16.26	—
March 14, 2007	25	16.27	16.27	—

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

In establishing the Company’s estimates of fair value of its common stock during the year ended March 31, 2006 and on April 20, 2006 and May 3, 2006, the Company performed a retrospective determination of the fair value of its common stock. The retrospective determination of fair value of the Company’s common stock utilized the probability weighted expected returns (“PWER”) method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company estimated the fair value of its common stock on July 27, 2006 based on a contemporaneous valuation using the PWER method. The Company estimated the fair value of its common stock on September 12, 2006 based on the midpoint of the estimated offering range contained in the Company’s registration statement on Form S-1 related to its initial public offering. The fair market value of the Company’s common stock subsequent to the closing of its initial public offering on September 27, 2006 was based on the publicly trade price as reported by The NASDAQ Stock Market.

The reassessed fair value of the Company’s common stock underlying 360 options granted to employees on May 5, 2005 was determined to be $6.92 per share. The increase in fair value as compared to the January 27, 2005 value was primarily due to the following:

•	For the three months ended March 31, 2005, the Company had its most profitable quarter in its history at that time, generating earnings of approximately $1,600;

•	The Company achieved its first fiscal year of profitability for the year ended March 31, 2005;

•	The Company entered into an original equipment manufacturer arrangement with Hitachi Data Systems in March 2005; and

•	The possibility of an initial public offering remained relatively low and a probability estimate of 30% was assigned under the PWER method as a result of the significant milestones to be achieved.

The reassessed fair value of the Company’s common stock underlying 461 options granted to employees on July 29, 2005 was determined to be $8.36 per share. The increase in fair value as compared to the May 5, 2005 value was primarily due to the following:

•	For the three months ended June 30, 2005, revenues and earnings exceeded budget;

•	The Company increased its earnings forecast for the remainder of fiscal 2006; and

•	The Company increased the probability estimate for the initial public offering scenario under the PWER method to 40% as a result of revenues and earnings exceeding budget.

The reassessed fair value of the Company’s common stock underlying 800 options granted to employees on September 19, 2005 was determined to be $9.18 per share. On September 19, 2005, the Company’s compensation committee awarded options to several key executives. The underlying assumptions that were in place as of the July 29, 2005 grant date were still in place on September 19, 2005, except the Company increased the probability estimate for the initial public offering scenario under the PWER method to 50% as a result of moving closer to a potential initial public offering and anticipating a profitable quarter ending September 30, 2005.

The reassessed fair value of the Company’s common stock underlying 375 options granted to employees on November 3, 2005 was determined to be $10.34 per share. The increase in fair value as compared to the September 19, 2005 value was primarily due to the following:

•	For the three and six months ended September 30, 2005, earnings exceeded the Company’s original budget and revised forecasts;

•	In the six months ended September 30, 2005, the Company started to achieve substantial revenue growth from its original equipment manufacturer arrangements with Dell and Hitachi Data Systems; and

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

•	The Company increased the probability estimate for the initial public offering scenario under the PWER method to 60% as a result of earnings exceeding forecast and the substantial revenue growth the Company achieved from its original equipment manufacturer agreements.

The reassessed fair value of the Company’s common stock underlying 334 options granted to employees on January 26, 2006 was determined to be $11.08 per share. The increase in fair value as compared to the November 3, 2005 value was primarily due to the following:

•	On January 10, 2006, the Company initiated the process of an initial public offering when it held an organizational meeting; as a result, the Company increased the initial public offering scenario to 65% under the PWER method;

•	The Company achieved consecutive quarters of profitability for the first time;

•	For the three and nine months ended December 31, 2005, earnings exceeded original budget and revised forecasts; and

•	The Company continued to generate cash flows from operations significantly exceeding budgeted, revised forecast and prior year amounts.

The reassessed fair value of the Company’s common stock underlying 164 options granted to employees on March 2, 2006 was determined to be $12.84 per share. On March 2, 2006, the Company’s compensation committee awarded options to certain strategic new hires. The underlying assumptions that were in place as of the January 26, 2006 grant date were still in place on March 2, 2006, except that the Company increased the probability estimate for the initial public offering scenario under the PWER method to 90% as a result of the imminence of the Company’s potential initial public offering and anticipating fiscal 2006 earnings would exceed forecast and budget amounts.

The reassessed fair value of the Company’s common stock underlying 150 options and 90 options granted to employees on April 20, 2006 and May 3, 2006 was determined to be $12.98 per share and $13.08 per share, respectively. The increase in fair value as of April 20, 2006 and May 3, 2006 as compared to the March 2, 2006 value was primarily due to the following:

•	The Company achieved its third quarter of consecutive profitability and completed its most profitable fiscal year for the year ended March 31, 2006;

•	The Company continued to generate cash flows from operations significantly exceeding budgeted and prior year amounts.

The Company maintained a 90% probability estimate for the initial public offering scenario under the PWER method for the April 20, 2006 and May 3, 2006 common stock valuations.

9.	Income Taxes

The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2007	2006	2005

Domestic	$6,950	$12,901	$3,778
Foreign	11,896	(1,694)	(3,121)

	$18,846	$11,207	$657

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The components of current income tax benefit (expense) were as follows:

	Year Ended March 31,
	2007	2006	2005

Current:
Federal	$(6,236)	$(239)	$(83)
State	(219)	(172)	(89)
Foreign	(296)	(40)	(2)
Deferred:
Federal	41,423	—	—
State	8,385	—	—
Foreign	2,351	—	—

	$45,408	$(451)	$(174)

The income tax benefit for the year ended March 31, 2007 primarily represents the Company’s reversal of substantially all its deferred tax valuation allowance of $52,159, partially offset by the recognition of $5,020 for certain tax reserves. The income tax expense for the years ended March 31, 2006 and 2005 primarily represents alternative minimum taxes due to the U.S. federal government as well as various state income taxes.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2007, 2006 and 2005 are as follows:

	Year Ended March 31,
	2007	2006	2005

Statutory federal income tax benefit (expense) rate	(35.0)%	(34.0)%	(34.0)%
State and local income tax benefit (expense), net of federal income tax effect	(5.0)%	(0.9)%	(13.5)%
Foreign earnings taxed at different rates	5.5%	(0.5)%	(12.6)%
Permanent differences	26.4%	3.6%	(21.5)%
Research credits	3.8%	6.9%	111.3%
Tax reserves	(26.6)%	—%	—%
Other differences, net	(5.0)%	(1.9)%	(11.2)%
Change in valuation allowance	276.8%	22.8%	(45.0)%

Effective income tax benefit (expense)	240.9%	(4.0)%	(26.5)%

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. The significant components of the Company’s deferred tax assets are as follows:

	March 31,
	2007	2006

Deferred tax assets:
Net operating losses	$32,164	$38,120
Depreciation and amortization	2,321	2,974
Deferred and stock-based compensation	2,454	425
Deferred revenue	1,586	1,045
Accrued expenses	449	512
Allowance for doubtful accounts and other reserves	191	197
Tax credits	14,274	10,897

Total deferred tax assets	53,439	54,170
Less: valuation allowance	(1,280)	(54,170)

Net deferred tax assets	$52,159	$—

Until the fourth quarter of fiscal 2007, the Company had recorded a valuation allowance to fully reserve its net deferred tax assets based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2007 the Company determined that based upon a number of factors, including the Company’s cumulative taxable income over the past three fiscal years and expected profitability in future years, that certain of it’s deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, as of March 31, 2007 the Company reversed substantially all of its deferred income tax valuation allowance and recorded a corresponding tax benefit of $52,159. As of March 31, 2007, the Company maintains a valuation allowance for deferred tax assets of $1,280 primarily related to net operating loss carryforwards in certain international jurisdictions.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures. The Company includes its estimated reserves for probable exposures in accrued liabilities. The total amount of income tax reserves recorded in accrued liabilities at March 31, 2007 was $5,020.

Deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in the businesses. These undistributed foreign earnings could become subject to U.S. income tax if remitted, or deemed remitted, as a dividend. Determination of the deferred U.S. income tax liability on these unremitted earnings is not practicable, since such liability, if any, is dependent on circumstances existing at the time of the remittance.

The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $187 on March 31, 2007.

At March 31, 2007, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $76,052 and $60,037, respectively. The federal NOL carryforwards expire from 2019 through

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

2024, and the state NOL carryforwards expire from 2008 to 2011. At March 31, 2007, the Company also has NOL carryforwards for foreign tax purposes of approximately $8,479 which begin to expire in 2008.

At March 31, 2007, the Company has federal and state research tax credit carryforwards of approximately $9,150 and $4,678, respectively. The federal research tax credit carryforwards expire from 2012 through 2027, and the state research tax credit carryforwards expire through 2014. At March 31, 2007, the Company has federal Alternative Minimum Tax credit carryforwards of $446.

10.	Employee Benefit Plan

The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. The Company may make contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. The Company has not made any contributions to the defined contribution plan.

11.	Segment Information

The Company operates in one reportable segment, storage software solutions. The Company’s products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the two geographic regions of the segment discussed below and do not receive discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage products or services.

The Company is organized into two geographic regions: the United States and all other countries. All transfers between geographic regions have been eliminated from consolidated revenues. This data is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

	Year Ended March 31,
	2007	2006	2005

Revenue:
United States	$105,140	$77,762	$60,562
Other	45,967	31,710	22,067

	$151,107	$109,472	$82,629

No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2007, 2006 and 2005. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, and Canada.

	March 31,
	2007	2006

Long-lived assets:
United States	$3,450	$3,298
Other	1,728	1,116

	$5,178	$4,414

At March 31, 2007, the United Kingdom had long-lived assets of $573 and at March 31, 2006, Germany had long-lived assets of $624. No other individual country other than the United States accounts for 10% or more of long-lived assets as of March 31, 2007 and 2006.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

12.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal 2007
Total revenue	$33,522	$36,638	$38,330	$42,617
Gross margin	28,737	31,403	32,700	36,583
Net income	3,341	4,431	4,634	51,848
Net income (loss) attributable to common stockholders(1)(2)	1,930	(99,721)	4,634	51,848
Net income (loss) attributable to common stockholders per share:
Basic(3)	$0.07	$(4.90)	$0.11	$1.24
Diluted(3)	$0.06	$(4.90)	$0.10	$1.16

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal 2006
Total revenue	$22,123	$25,922	$29,050	$32,377
Gross margin	19,103	22,575	24,809	27,990
Net income (loss)	(365)	2,014	3,571	5,536
Net income (loss) attributable to common stockholders	(1,776)	587	2,144	4,140
Net income (loss) attributable to common stockholders per share:
Basic(3)	$(0.09)	$0.02	$0.08	$0.14
Diluted(3)	$(0.09)	$0.02	$0.07	$0.13

(1)	In the quarter ended September 30, 2006, net income (loss) attributable to common stockholders was reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006.

(2)	In the quarter ended March 31, 2007, net income (loss) attributable to common stockholders includes the impact of a reduction of the Company’s deferred tax valuation allowance of $52,159 and the recognition of certain tax reserves of $5,020.

(3)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 and, based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

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

In the fourth quarter of fiscal 2007, we took the following actions that we believe remediated the material weakness related to revenue recognition which was identified at December 31, 2006: adopted formal procedures whereby all significant contracts are independently reviewed by a Contract Review Committee comprised of key members of our management, legal and finance teams for identification of any complex accounting issues and adopted a policy of engaging experts as necessary to consult with management in conjunction with its selection and evaluation of the appropriate accounting treatment for complex contractual arrangements. We continue to train technical accounting personnel and enhance supervision with regard to timely review and approval of significant revenue transactions. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2007. Information with respect to this Item is incorporated herein by reference from our 2007 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Goverance”.

Our board of directors has adopted a code of business ethics and conduct which applies to all our employees. The code of business ethics and conduct is in addition to our code of ethics for senior financial officers. The full texts of our code of business ethics and conduct and our code of ethics for senior financial officers can be found on our website, www.commvault.com.

Item 11.	Executive Compensation

Information with respect to this Item is incorporated herein by reference from our 2007 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference from our 2007 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2007 with respect to the shares of our common stock that may be issuable under or existing equity compensation plans.

The following information is as of March 31, 2007:

Number of Securities
Remaining Available for
Future Issuance Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans (Excluding
	Issued Upon Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,670,996	$6.39	4,065,321
Equity compensation plans not approved by security holder	—	—	—

Totals	7,670,996	$6.39	4,065,321

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options granted under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item is incorporated herein by reference from our 2007 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference from our 2007 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See “Index to Consolidated Financial Statements” set forth in Item 8 for a list of financial statements filed as part of this report.

Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:

Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2005, 2006 and 2007.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period
	(In thousands)

Year Ended March 31, 2005:
Allowance for doubtful accounts	$686	$107	$191	$602
Valuation allowance for deferred taxes(1)	$56,387	$297	$—	$56,684
Year Ended March 31, 2006:
Allowance for doubtful accounts	$602	$40	$167	$475
Valuation allowance for deferred taxes(1)	$56,684	$—	$2,514	$54,170
Year Ended March 31, 2007:
Allowance for doubtful accounts	$475	$(77)	$87	$311
Valuation allowance for deferred taxes(1)	$54,170	$—	$52,890	$1,280

(1)	Adjustments associated with the Company’s assessment of its deferred tax assets. The reduction in the valuation allowance for deferred taxes in the year ended March 31, 2006 is primarily due to utilization of federal and state net operating loss carryforwards. The reduction in the valuation allowance in the year ended March 31, 2007 is primarily due to the reversal of substantially all of the Company’s deferred income tax valuation allowance. As of March 31, 2007, the Company maintains a valuation allowance for deferred tax assets of $1.3 million primarily related to net operating loss carryforwards in certain international jurisdictions.

Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
3.2	Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1	Loan and Security Agreement, dated May 2, 2006, between Silicon Valley Bank and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.3	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.4	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.5	Form of Restricted Stock Unit Agreement
10.6	Employment Agreement, dated as of February 1, 2004, between CommVault Systems, Inc. and N. Robert Hammer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.7	Form of Employment Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.8	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.9	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and David West, Ron Miiller, Scott Mercer and Steven Rose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.10	Form of Indemnity Agreement between CommVault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.11	Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series AA investors (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.12	Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series BB investors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.13	Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series CC investors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.14	Form of Registration Rights Agreement by and between CommVault Systems, Inc. and certain holders of Series A, B, C, D and E preferred stock (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

Exhibit
No.		Description

10.15		Software License Agreement, dated December 17, 2003, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.16		Addendum One to the License and Distribution Agreement, dated May 5, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.17	†	Addendum Two to the License and Distribution Agreement, dated November 22, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.18	†	Addendum Three to the License and Distribution Agreement, dated April 28, 2005, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.19		Addendum Five to the License and Distribution Agreement, dated June 6, 2006, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.20	†	CommVault Systems Amended and Restated Reseller Agreement, effective as of April 6, 2005, between CommVault Systems and Dell Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
21.1		List of Subsidiaries of CommVault Systems, Inc.
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 25, 2007.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 25, 2007.

Signature	Title

/s/ N. ROBERT HAMMER N. Robert Hammer	Chairman, President and Chief Executive Officer

/s/ LOUIS F. MICELI Louis F. Miceli	Vice President, Chief Financial Officer

/s/ BRIAN CAROLAN Brian Carolan	Chief Accounting Officer

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director

/s/ ARMANDO GEDAY Armando Geday	Director

/s/ KEITH GEESLIN Keith Geeslin	Director

/s/ F. ROBERT KURIMSKY F. Robert Kurimsky	Director

/s/ DANIEL PULVER Daniel Pulver	Director

/s/ GARY SMITH Gary Smith	Director

/s/ DAVID F. WALKER David F. Walker	Director