Form 10-Q
period 2007-06-30
COMMVAULT SYSTEMS INC
filed 2007-08-06
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33026
CommVault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3447504
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Crescent Place Oceanport, New Jersey (Address of principal executive offices)	07757 (Zip Code)
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
Yes ☐       No ☑
As of July 31, 2007, there were 42,962,221 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	March 31,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,535	$65,001
Trade accounts receivable, less allowance for doubtful accounts of $317 at June 30, 2007 and $311 at March 31, 2007	25,201	22,044
Prepaid expenses and other current assets	3,889	3,657
Deferred tax assets	9,618	9,616

Total current assets	109,243	100,318

Property and equipment, net	5,115	4,624
Deferred tax assets, net	42,305	42,543
Other assets	762	554

Total assets	$157,425	$148,039

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,907	$1,500
Accrued liabilities	20,489	20,215
Term loan	—	7,500
Deferred revenue	39,496	36,214

Total current liabilities	61,892	65,429

Deferred revenue, less current portion	5,078	4,284
Other liabilities	11	4

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2007 and March 31, 2007	—	—
Common stock, $.01 par value: 250,000 shares authorized, 42,849 shares and 41,968 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	428	420
Additional paid-in capital	192,747	182,297
Accumulated deficit	(102,454)	(104,333)
Accumulated other comprehensive loss	(277)	(62)

Total stockholders’ equity	90,444	78,322

Total liabilities and stockholders’ equity	$157,425	$148,039

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Revenues:
Software	$24,080	$18,788
Services	19,909	14,734

Total revenues	43,989	33,522

Cost of revenues:
Software	461	272
Services	5,824	4,513

Total cost of revenues	6,285	4,785

Gross margin	37,704	28,737

Operating expenses:
Sales and marketing	21,227	15,307
Research and development	6,459	5,418
General and administrative	5,158	4,653
Depreciation and amortization	699	497

Income from operations	4,161	2,862

Interest expense	(114)	—
Interest income	817	524

Income before income taxes	4,864	3,386

Income tax expense	(1,885)	(45)

Net income	2,979	3,341
Less: accretion of preferred stock dividends	—	(1,411)

Net income attributable to common stockholders	$2,979	$1,930

Net income attributable to common stockholders per share:
Basic	$0.07	$0.07

Diluted	$0.07	$0.06

Weighted average shares used in computing per share amounts:
Basic	42,345	19,039

Diluted	44,960	32,110

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid – In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2007	41,968	$420	$182,297	$(104,333)	$(62)	$78,322
Stock-based compensation			1,813			1,813
Stock options exercised	581	5	3,290			3,295
Tax benefits from exercise of stock options			1,035			1,035
Issuance of common stock from follow-on public offering, net	300	3	4,312			4,315
Cumulative effect of adoption of FIN No. 48				(1,100)		(1,100)
Comprehensive Income:
Net income				2,979		2,979
Foreign currency translation adjustment					(215)	(215)

Total Comprehensive Income						2,764

Balance as of June 30, 2007	42,849	$428	$192,747	$(102,454)	$(277)	$90,444

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$2,979	$3,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	741	553
Noncash stock-based compensation	1,813	1,397
Excess tax benefits from stock-based compensation	(977)	—
Deferred income taxes	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,157)	710
Prepaid expenses and other current assets	(232)	306
Other assets	(208)	(189)
Accounts payable	407	93
Accrued liabilities	403	382
Deferred revenue and other liabilities	4,083	85

Net cash provided by operating activities	5,846	6,678

Cash flows from investing activities
Purchase of property and equipment	(1,232)	(906)

Net cash used in investing activities	(1,232)	(906)

Cash flows from financing activities
Deferred offering costs from initial public offering	—	(284)
Net proceeds from follow-on public offering of common stock	4,363	—
Excess tax benefits from stock-based compensation	977	—
Proceeds from the exercise of stock options	3,295	155
Repayments on term loan	(7,500)	—

Net cash provided by (used in) financing activities	1,135	(129)

Effects of exchange rate — changes in cash	(215)	(181)

Net increase in cash and cash equivalents	5,534	5,462
Cash and cash equivalents at beginning of period	65,001	48,039

Cash and cash equivalents at end of period	$70,535	$53,501

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
1. Nature of Business
     CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data management software applications and related services in terms of product breadth and functionality and market penetration. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection; disaster recovery of data; data migration and archiving; global availability of data; replication of data; creation and management of copies of stored data; storage resource discovery and usage tracking; data classification; and management and operational reports and troubleshooting tools. The Company’s unified suite of data management software applications, which is sold under the Simpana brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.
2. Basis of Presentation
     The financial statements as of June 30, 2007 and for the three months ended June 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report incorporated by reference in Form 10-K for fiscal 2007. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet as of March 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), there have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2007 as compared to the significant accounting policies prescribed in its Annual Report on Form 10-K for the year ended March 31, 2007.
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

CommVault Systems, Inc.
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
     The Company considers the four basic revenue recognition criteria for each of the elements as follows:
•	Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company, a signed SOW evidencing the scope of certain other professional services, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
•	Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

•	Vendor’s fee is fixed or determinable. The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of a sales arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized at the earlier of when cash is collected or when sufficient credit becomes available, assuming all of the other basic revenue recognition criteria are met.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Net Income Attributable to Common Stockholders per Share
     In the three months ended June 30, 2006, the Company calculated net income attributable to common stockholders per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF No. 03-6”). In the three months ended June 30, 2007, the Company calculated net income attributable to common stockholders per share in accordance with SFAS 128. The information required to compute basic and diluted net income attributable to common stockholders per share is as follows:

	Three Months Ended
	June 30,
	2007	2006
Reconciliation of net income to undistributed net income allocable to common stockholders for the basic computation:
Net income	$2,979	$3,341
Accretion of preferred stock dividends (1)	—	(1,411)

Net income attributable to common stockholders	2,979	1,930
Undistributed net income allocable to Series AA, BB and CC convertible preferred stock, if converted (2)	—	(651)

Undistributed net income allocable to common stockholders	$2,979	$1,279

Basic net income attributable to common stockholders per share:
Basic weighted average shares outstanding	42,345	19,039

Basic net income attributable to common stockholders per share	$0.07	$0.07

Reconciliation of net income to net income attributable to common stockholders for the diluted computation:
Net income	$2,979	$3,341
Accretion of preferred stock dividends (1)	—	(1,411)

Net income attributable to common stockholders	$2,979	$1,930

Diluted net income attributable to common stockholders per share:
Basic weighted average shares outstanding	42,345	19,039
Series AA, BB and CC convertible preferred stock	—	9,686
Dilutive effect of stock options and restricted stock units	2,615	3,122
Dilutive effect of common stock warrants	—	263

Diluted weighted average shares outstanding	44,960	32,110

Diluted net income attributable to common stockholders per share	$0.07	$0.06

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

(2)	In the three months ended June 30, 2006, net income attributable to common stockholders is reduced by the participation rights of the Series AA, BB and CC convertible preferred stock related to cash dividends declared by the Company prior to its conversion into common stock on September 27, 2006 . Net income attributable to common stockholders is not allocated to the Series A through E cumulative redeemable convertible preferred stock because such stockholders only participated in cash dividends in excess of their contractual dividend amount of $1.788 per share, and the Company did not have the ability to distribute amounts in excess of $1.788 per share for the three months ended June 30, 2006.
Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     One customer accounted for approximately 22% of total revenues for the three months ended June 30, 2007 and 2006. That customer accounted for 23% and 14% of accounts receivable as of June 30, 2007 and March 31, 2007, respectively. In addition, another customer accounted for approximately 15% of accounts receivable as of June 30, 2007.
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
     Deferred revenue consists of the following:

	June 30, 2007	March 31, 2007
Current:
Deferred software revenue	$560	$252
Deferred services revenue	38,936	35,962

	$39,496	$36,214

Non-current:
Deferred services revenue	$5,078	$4,284

Accounting for Stock-Based Compensation
     On April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, the Company’s stock-based compensation costs beginning April 1, 2006 is based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As of June 30, 2007, there was approximately $25,332 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.88 years.
     Under SFAS 123(R), the Company estimated the fair value of stock options granted using the Black-Scholes formula. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC shortcut approach” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.
     The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,
	2007	2006
Dividend yield	None	None
Expected volatility	47%	55%
Risk-free interest rates	4.68%-5.18%	4.95%-5.04%
Expected life (in years)	6.25	6.25

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
Cost of services revenue	$33	$26
Sales and marketing	858	617
Research and development	257	187
General and administrative	665	567

Stock-based compensation expense	$1,813	$1,397

Comprehensive Income (Loss)
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,
	2007	2006
Net income	$2,979	$3,341
Foreign currency translation adjustment	(215)	(181)

Total comprehensive income	$2,764	$3,160

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.
4. Term Loan
     In May 2006, the Company entered into a $20,000 term loan facility (the “term loan”) in connection with the payments due to the holders of its Series A through E Stock upon the Company’s initial public offering. During the quarter ended June 30, 2007, the Company paid $7,500 in satisfaction of the outstanding principal balance on the term loan.
5. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of June 30, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
6. Capitalization
     In June 2007, the Company completed a follow-on public offering of 7,870 shares of common stock at a price of $17.00 per share. The Company sold 300 shares and certain stockholders of the Company sold 7,570 shares in this offering. As a result of its follow-on offering, the Company raised a total of $5,100 in gross proceeds, or approximately $4,315 in net proceeds after deducting underwriting discounts and commissions of $281 and other offering costs of $504. As of June 30, 2007, $457 of the other offering costs was paid and $48 was accrued. In June 2007, the Company’s underwriters also exercised their over-allotment option and purchased an additional 1,172 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC at the public offering price of $17.00 per share. The Company did not receive any proceeds as a result of the underwriters exercise of their over-allotment option.
     In September 2006, the Company completed its initial public offering of 11,111 shares of common stock at a price of $14.50 per share. The Company sold 6,148 shares and certain stockholders of the Company sold 4,963 shares in this offering. As a result of its initial public offering, the Company raised $89,148 in gross proceeds, or approximately $80,248 in net proceeds after deducting underwriting discounts and commissions and other offering costs. In conjunction with its initial public offering, the Company also sold 103 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. The Company’s net proceeds from the concurrent private placement were approximately $1,488.
Common Stock
     The Company had 42,849 and 41,968 shares of common stock, par value $0.01, outstanding as of June 30, 2007 and March 31, 2007, respectively. As of June 30, 2007, approximately 4,717 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 11% of the common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee. Subject to specified exceptions, the voting trust agreement also requires Credit Suisse Securities (USA) LLC and its affiliates to deliver to the trustee, and make subject to the voting trust agreement, any shares of the Company’s common stock owned by it or its affiliates that would cause the aggregate shares of the Company’s common stock held by them to exceed 5% of the Company’s common stock then outstanding.
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
7. Stock Plans
     As of June 30, 2007, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. Stock options granted by the Company generally vest over a four-year period. As of June 30, 2007, there were 369 options available for future grant under the Plan.
     The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. Under the LTIP, the maximum number of shares of the Company’s common stock that may be initially awarded was 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
1. As of June 30, 2007, there were 2,511 shares available for future issuance under the LTIP.
     Stock option activity for the three months ended June 30, 2007 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2007	7,671	$6.39
Options granted	993	17.01
Options exercised	(581)	5.66
Options canceled	(74)	7.87

Outstanding as of June 30, 2007	8,009	$7.74	6.82	$76,585

Vested or expected to vest as of June 30, 2007	7,734	$7.56	6.72	$75,127

Exercisable as of June 30, 2007	4,671	$5.62	5.43	$54,418

     The weighted average fair value of stock options granted was $8.92 and $7.81 during the three months ended June 30, 2007 and 2006, respectively. The total intrinsic value of options exercised was $6,664 and $276 for the three months ended June 30, 2007 and 2006, respectively.
     Restricted stock unit activity for the three months ended June 30, 2007 is as follows:

Number of
Non-vested Restricted Stock Units	Awards
Non-Vested as of April 1, 2007	—
Granted	267
Vested	—
Forfeited	(2)

Non-Vested as of June 30, 2007	265

     In the three months ended June 30, 2007, the Company awarded 267 restricted stock units at a weighted average fair value of $17.00 per share. The restricted stock units vest over a four-year period.
8. Income Taxes
     The provision for income taxes for the three months ended June 30, 2007 and 2006 was $1,885 and $45 respectively, with effective tax rates of approximately 39% and approximately 1%, respectively. In the three months ended June 30, 2006, the 1% effective tax rate was primarily the result of the Company’s full valuation allowance maintained against its deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss carry forwards, research and development tax credits, depreciation and amortization and deferred and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of June 30, 2007, the Company maintains a valuation allowance against its deferred tax assets of $1,825 primarily related to net operating loss carryforwards in certain international jurisdictions as there is not sufficient evidence to enable the Company to conclude that it is more likely than not that the deferred tax assets will be realized.
     On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, the Company recognized a charge of $1,100 to the April 1, 2007

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
accumulated deficit balance. As of the adoption date, the Company had unrecognized tax benefits of $6,120 all of which, if recognized, would favorably affect the effective tax rate. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of the adoption date, the Company had accrued interest expense of $255 related to the unrecognized tax benefits. In the three months ended June 30, 2007, the company recognized additional interest related to income tax of $51.
     The amount of unrecognized tax benefits (exclusive of interest) did not change as of June 30, 2007 and the Company does not anticipate any material changes within the next twelve months.
     The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom, Australia, Canada, Germany, Netherlands, India, Singapore and Spain.
     The Company is not currently under audit in any tax jurisdiction. The tax years currently open under the statute of limitations are fiscal 2005, 2006 and 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements within the meaning of Section 21 E of the Securities Act of 1934. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
     CommVault is a leading provider of data management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data management software applications under the Simpana brand. Our unified data management suite was formerly marketed under the QiNetix brand name. Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations.
     Our software suite includes the following eight applications which is built upon our unified architectural design: QiNetix Galaxy Backup and Recovery (released in 2000), QiNetix DataMigrator (released in 2002), QiNetix QuickRecovery (released in 2002), QiNetix DataArchiver (released in 2003), QiNetix StorageManager (released in 2003), QiNetix QNet (released in 2003), QiNetix Data Classification (released in 2005) and QiNetix ContinuousDataReplicator (released June 2006). In addition to Galaxy, the subsequent release of our other software has substantially increased our addressable market. In July 2007, we released our CommVault Simpana 7.0 software suite, based on our singular approach to data management, which significantly expanded the breadth and depth of our QiNetix data management suite. CommVault Simpana 7.0 introduces secure search and discovery capabilities and new disk-based efficiencies designed to improve access, security, performance and reach of enterprise information. As of June 30, 2007, we had licensed our software applications to approximately 6,500 registered customers.
     We completed a follow-on public offering in June 2007 of 7,870,000 shares of common stock to the public at a price of $17.00 per share. We sold 300,000 shares and certain of our stockholders sold 7,570,000 shares in this offering. After deducting the underwriting discounts, our net proceeds from the offering were approximately $4.3 million. During the quarter ended June 30, 2007, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay $7.5 million in satisfaction of the outstanding principal on our term loan.
     We completed our initial public offering in September 2006 in which we sold 11,111,111 shares of common stock to the public at a price of $14.50 per share. We sold 6,148,148 shares and certain of our stockholders sold 4,962,963 shares in the offering. After deducting the underwriting discounts and commissions and the other offering expenses, our net proceeds from the initial public offering were approximately $80.2 million. In conjunction with the initial public offering, we also sold 102,640 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. Our net proceeds from the concurrent private placement were approximately $1.5 million. We used the net proceeds of the offering and the private placement, together with borrowings under our term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, which occurred upon the closing of the offering. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 16,019,480 shares of our common stock.
     We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 85% of our total software revenue for the three months ended June 30, 2007. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. We anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.
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
Sources of Revenues
     We derive the majority of our revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 55% of our total revenues in the three months ended June 30, 2007 and 56% in the three months ended June 30, 2006. Software revenue generated through direct distribution channels was approximately 24% of total software revenue in the three months ended June 30, 2007 and was approximately 33% of total software revenue in the three months ended June 30, 2006. Software revenue generated through indirect distribution channels was approximately 76% of total software revenue in the three months ended June 30, 2007 and was approximately 67% of total software revenue in the three months ended June 30, 2006. We have no current plans to focus future growth on one distribution channel versus another. The failure of our indirect distribution channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. An increasing portion of our software revenue is related to such sales arrangements with original equipment manufacturers that have no obligation to sell our software applications. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future.
     In May 2007, we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. To date, we have not generated any revenue through Bull, but expect this to occur in the future.
     In February 2007, we signed a wide-ranging distribution agreement Arrow Electronics, Inc. (“Arrow”) covering our North American commercial markets. Many of our resellers have been transitioned to Arrow and we expect that that certain revenues currently generated through our reseller channel will be transitioned to Arrow throughout fiscal 2008.
     In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2008, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions typically represent approximately 30% to 35% of our total software revenue in any given period.

     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 45% of our total revenues for three months ended June 30, 2007 and 44% of our total revenues in the three months ended June 30, 2006. The gross margin of our services revenue was 70.7% in the three months ended June 30, 2007 and 69.4% in the three months ended June 30, 2006. Our services revenue has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.
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
     Currently, we derive revenues from two primary sources, or elements: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these elements.
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
Stock-Based Compensation
     On April 1, 2006, we adopted the fair value recognition provisions of SFAS Statement No. 123(revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 is based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).
     Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of stock option awards subsequent to April 1, 2006 is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. We will continue to use peer group volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “SEC shortcut approach” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on a historical analysis of our actual stock option forfeitures.
     The assumptions used in the Black-Scholes option-pricing model in the three months ended June 30, 2007 are as follows:

Three Months Ended
June 30, 2007
Dividend yield	None
Expected volatility	47%
Risk-free interest rates	4.68%-5.18%
Expected life (in years)	6.25
     As of June 30, 2007, there was approximately $25.3 million of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.88 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2007, we had net deferred tax assets of approximately $51.9 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of June 30, 2007, we maintained a valuation allowance against our deferred tax assets of approximately $1.8 million primarily related to net operating loss carryforwards in certain international jurisdictions as there is not sufficient evidence to enable us to conclude that it is more likely than not that the deferred tax assets will be realized.
     On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, we recognized a charge of $1.1 million to the April 1, 2007 accumulated deficit balance. As of the adoption date, we had unrecognized tax benefits of $6.1 million all of which, if recognized, would favorably affect the effective tax rate. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of the adoption date, we had accrued interest expense of $0.3 million related to the unrecognized tax benefits. In the three months ended June 30, 2007, we recognized additional interest related to income tax of $0.1 million.
     The amount of unrecognized tax benefits (exclusive of interest) did not change as of June 30, 2007 and we do not anticipate any material changes in the next twelve months.
     We conduct business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom, Australia, Canada, Germany, Netherlands, India, Singapore and Spain.
     We are not currently under audit in any tax jurisdiction. The tax years currently open under the statute of limitations are fiscal 2005, 2006 and 2007.
Software Development Costs
     Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been immaterial.
Results of Operations
     The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended
	June 30,
	2007	2006
Revenues:
Software	55%	56%
Services	45	44

Total revenues	100%	100%

Cost of revenues:
Software	1%	1%
Services	13	13

Total cost of revenues	14%	14%

Gross margin	86%	86%

Three months ended June 30, 2007 compared to three months ended June 30, 2006
Revenues
     Total revenues increased $10.5 million, or 31%, from $33.5 million in the three months ended June 30, 2006 to $44.0 million in the three months ended June 30, 2007.
     Software Revenue. Software revenue increased $5.3 million, or 28%, from $18.8 million in the three months ended June 30, 2006 to $24.1 million in the three months ended June 30, 2007. Software revenue represented 55% of our total revenues for the three months ended June 30, 2007 and 56% for the three months ended June 30, 2006. Software revenue through our resellers increased $5.2 million and revenue through our direct sales force decreased $0.4 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The overall decrease in software revenue sold through our direct sales force was primarily due to lower software revenue derived from our direct sales force in the United States as well as a higher percentage of software revenue derived from foreign locations which is substantially sold through our channel partners. Total software revenue derived from the United States increased 4% while software revenue derived from foreign locations grew 94% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in software revenue derived from foreign locations was primarily driven by increases in Europe, Canada and Mexico. In addition, revenue through our original equipment manufacturers contributed $0.5 million to our overall increase in software revenue primarily due to higher revenue from our arrangement with Dell, partially offset by a reduction in revenue from our arrangement with Hitachi Data Systems. Software revenue from transactions greater than $0.1 million increased $0.3 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Services Revenue. Services revenue increased $5.2 million, or 35%, from $14.7 million in the three months ended June 30, 2006 to $19.9 million in the three months ended June 30, 2007. Services revenue represented 45% of our total revenues in the three months ended June 30, 2007 and 44% in the three months ended June 30, 2006. The increase in services revenue was primarily due to a $4.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
     Total cost of revenues increased $1.5 million, or 31%, from $4.8 million in the three months ended June 30, 2006 to $6.3 million in the three months ended June 30, 2007. Total cost of revenues represented 14% of our total revenues in both the three months ended June 30, 2007 and 2006.
     Cost of Software Revenue. Cost of software revenue increased $0.2 million, or 69%, from $0.3 million in the three months ended June 30, 2006 to $0.5 million in the three months ended June 30, 2007. Cost of software revenue represented 2% of our total software revenue in the three months ended June 30, 2007 and 1% in the three months ended June 30, 2006. The increase in cost of software revenue is primarily due to higher third party royalties.
     Cost of Services Revenue. Cost of services revenue increased $1.3 million, or 29%, from $4.5 million in the three months ended June 30, 2006 to $5.8 million in the three months ended June 30, 2007. Cost of services revenue represented 29% of our services revenue in the three months ended June 30, 2007 and 31% in the three months ended June 30, 2006. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling approximately $0.8 million resulting from higher headcount and increased sales.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $5.9 million, or 39%, from $15.3 million in the three months ended June 30, 2006 to $21.2 million in the three months ended June 30, 2007. The increase was primarily due to a $2.8 million increase in employee compensation resulting from higher headcount, a $0.6 million increase in commission expense on higher revenue levels, a $0.6 million increase in travel and entertainment expenses due to increased headcount and a $0.5 million increase in advertising and marketing related expenses.
     Research and Development. Research and development expenses increased $1.0 million, or 19%, from $5.4 million in the three months ended June 30, 2006 to $6.5 million in the three months ended June 30, 2007. The increase was primarily due to $0.7 million of higher employee compensation resulting from higher headcount, and a $0.2 million increase in legal expenses associated with patent registration of our intellectual property.
     General and Administrative. General and administrative expenses increased $0.5 million, or 11%, from $4.7 million in the three months ended June 30, 2006 to $5.2 million in the three months ended June 30, 2007. The increase was primarily due to a $0.4 million increase in employee compensation resulting from higher headcount and a $0.3 million increase in compliance and insurance costs associated with being a public company, partially offset by a $0.3 million decrease in legal costs associated with a litigation settlement in the prior year.
     Depreciation and Amortization. Depreciation expense increased $0.2 million, or 41%, from $0.5 million in the three months ended June 30, 2006 to $0.7 million in the three months ended June 30, 2007. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Expense
     Interest expense increased $0.1 million, from zero in the three months ended June 30, 2006 to $0.1 million in the three months ended June 30, 2007. The increase was due to interest incurred on our term loan facility.
Interest Income
     Interest income increased $0.3 million, from $0.5 million in the three months ended June 30, 2006 to $0.8 million in the three months ended June 30, 2007. The increase was due to higher interest rates and higher cash balances in our deposit accounts.
Income Tax Expense
     Income tax expense increased $1.8 million, from less than $0.1 million in the three months ended June 30, 2006 to $1.9 million in the three months ended June 30, 2007. The effective tax rate was approximately 39% in the three months ended June 30, 2007 and approximately 1% in the three months ended June 30, 2006. In the three months ended June 30, 2006, the 1% effective tax rate was primarily the result of the full valuation allowance we maintained against our deferred tax assets. In March 2007, we determined that based upon a number of factors, including our cumulative taxable income over the past three fiscal years and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, in March 2007 we reversed substantially all of our deferred income tax valuation allowance and recorded a corresponding tax benefit of $52.2 million. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.
Liquidity and Capital Resources
     As of June 30, 2007, we had $70.5 million of cash and cash equivalents. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
     In June 2007, we completed a follow-on public offering of 7,870,000 shares of common stock to the public at a price of $17.00 per share. We sold 300,000 shares and certain of our stockholders sold 7,570,000 shares in the offering. After deducting the underwriting discounts, commissions and other offering our net proceeds from the offering were approximately $4.3 million. During the quarter ended June 30, 2007, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay $7.5 million in satisfaction of the outstanding principal on our term loan.
     In September 2006, we completed our initial public offering and related concurrent private placement and generated net proceeds of approximately $81.7 million. We used the net proceeds, together with net borrowings of $10.0 million under our term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock.

     Net cash provided by operating activities was $5.8 million in the three months ended June 30, 2007 and $6.7 million in the three months ended June 30, 2006. In the three months ended June 30, 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of noncash charges and an increase in deferred services revenue, partially offset by an increase in accounts receivable due to higher revenue. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances should continue to grow as well. In the three months ended June 30, 2006, cash provided by operating activities was primarily due to net income adjusted for the impact of noncash charges and a decrease in accounts receivable.
     Net cash used in investing activities was $1.2 million in the three months ended June 30, 2007 and $0.9 million in the three months ended June 30, 2006. Cash used in investing activities in each period was due to purchases of property and equipment. The increase in capital expenditures is primarily related to the growth in our business as we continue to invest in and enhance our global infrastructure.
     Net cash provided by (used in) financing activities was $1.1 million in the three months ended June 30, 2007 and ($0.1) million in the three months ended June 30, 2006. The cash provided by financing activities in the three months ended June 30, 2007 was due to $4.4 million of net proceeds generated from our follow-on public offering, $3.3 million of proceeds from the exercise of stock options, $1.0 million of excess tax benefits recognized as a result of the stock option exercises, partially offset by the cash use of $7.5 million in principal repayment on our term loan. In the three months ended June 30, 2006, cash paid of $0.3 million related to costs for our initial public offering were partially offset by $0.2 million in proceeds received from the exercise of stock options.
     Working capital increased $12.5 million from $34.9 million as of March 31, 2007 to $47.4 million as of June 30, 2007. The increase in working capital is primarily due to our repayment of $7.5 million under our term loan, a $5.5 million increase in cash and cash equivalents, and a $3.2 million increase in accounts receivable, partially offset by a $3.3 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of noncash charges and cash received from the exercise of stock options, partially offset by the net cash used in connection with the transactions associated with our follow-on public offering.
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
Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements.
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

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this Statement on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this Statement on our financial statements.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of June 30, 2007, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 37% of our sales were outside the United States in the three months ended June 30, 2007 and 30% were outside the United States in fiscal 2007. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated gains or losses.
     We estimate that a 10% change in foreign exchange rates would impact our reported operating profit by approximately $1.7 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4 — Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 and, based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.
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

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
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

CommVault Systems, Inc.
Dated: August 6, 2007	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: August 6, 2007	By:	/s/ Louis F. Miceli
Louis F. Miceli
Vice President, Chief Financial Officer

EXHIBIT INDEX

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