Form 10-Q
period 2007-09-30
COMMVAULT SYSTEMS INC
filed 2007-11-02
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33026
CommVault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3447504 (I.R.S. Employer Identification No.)

2 Crescent Place Oceanport, New Jersey (Address of principal executive offices)	07757 (Zip Code)
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
Yes ☐ No ☑
As of October 31, 2007, there were 43,441,074 shares of the registrant’s common stock, $0.01 par value outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$79,183	$65,001
Trade accounts receivable, less allowance for doubtful accounts of $246 at September 30, 2007 and $311 at March 31, 2007	30,820	22,044
Prepaid expenses and other current assets	4,538	3,657
Deferred tax assets	9,618	9,616

Total current assets	124,159	100,318

Deferred tax assets, net	41,773	42,543
Property and equipment, net	5,077	4,624
Other assets	1,008	554

Total assets	$172,017	$148,039

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,168	$1,500
Accrued liabilities	21,505	20,215
Term loan	—	7,500
Deferred revenue	42,655	36,214

Total current liabilities	66,328	65,429

Deferred revenue, less current portion	5,420	4,284
Other liabilities	92	4

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2007 and March 31, 2007	—	—
Common stock, $.01 par value: 250,000 shares authorized, 43,307 shares and 41,968 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	433	420
Additional paid-in capital	199,132	182,297
Accumulated deficit	(99,016)	(104,333)
Accumulated other comprehensive loss	(372)	(62)

Total stockholders’ equity	100,177	78,322

Total liabilities and stockholders’ equity	$172,017	$148,039

CommVault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software	$26,556	$20,260	$50,636	$39,048
Services	20,850	16,378	40,759	31,112

Total revenues	47,406	36,638	91,395	70,160

Cost of revenues:
Software	542	391	1,003	663
Services	5,636	4,844	11,460	9,357

Total cost of revenues	6,178	5,235	12,463	10,020

Gross margin	41,228	31,403	78,932	60,140

Operating expenses:
Sales and marketing	23,088	16,272	44,315	31,579
Research and development	6,667	6,100	13,126	11,518
General and administrative	6,098	4,611	11,256	9,264
Depreciation and amortization	723	582	1,422	1,079

Income from operations	4,652	3,838	8,813	6,700

Interest expense	—	(17)	(114)	(17)
Interest income	886	676	1,703	1,200

Income before income taxes	5,538	4,497	10,402	7,883

Income tax expense	(2,100)	(66)	(3,985)	(111)

Net income	3,438	4,431	6,417	7,772
Less: accretion of preferred stock dividends	—	(1,407)	—	(2,818)
Less: accretion of fair value of preferred stock upon conversion	—	(102,745)	—	(102,745)

Net income (loss) attributable to common stockholders	$3,438	$(99,721)	$6,417	$(97,791)

Net income (loss) attributable to common stockholders per share:
Basic	$0.08	$(4.90)	$0.15	$(4.96)

Diluted	$0.08	$(4.90)	$0.14	$(4.96)

Weighted average shares used in computing per share amounts:
Basic	43,103	20,353	42,726	19,696

Diluted	45,677	20,353	45,321	19,696

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2007	41,968	$420	$182,297	$(104,333)	$(62)	$78,322
Stock-based compensation			4,026			4,026
Tax benefits from exercise of stock options			2,579			2,579
Stock options exercised	1,039	10	5,918			5,928
Issuance of common stock from follow-on public offering, net	300	3	4,312			4,315
Cumulative effect of adoption of FIN No. 48				(1,100)		(1,100)
Comprehensive Income:
Net income				6,417		6,417
Foreign currency translation adjustment					(310)	(310)

Total Comprehensive Income						6,107

Balance as of September 30, 2007	43,307	$433	$199,132	$(99,016)	$(372)	$100,177

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$6,417	$7,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500	1,213
Noncash stock-based compensation	4,026	2,881
Excess tax benefits from stock-based compensation	(2,486)	—
Deferred income taxes	356	—

Changes in operating assets and liabilities:
Accounts receivable	(8,268)	295
Prepaid expenses and other current assets	(490)	(224)
Other assets	(231)	(200)
Accounts payable	641	(230)
Accrued liabilities	2,269	1,317
Deferred revenue and other liabilities	6,578	954

Net cash provided by operating activities	10,312	13,778

Cash flows from investing activities
Purchase of property and equipment	(1,869)	(2,247)

Net cash used in investing activities	(1,869)	(2,247)

Cash flows from financing activities
Proceeds from the exercise of stock options	5,928	190
Net proceeds from follow-on public offering of common stock	4,315	—
Excess tax benefits from stock-based compensation	2,486	—
Repayments on term loan	(7,500)	(5,000)
Proceeds from term loan	—	15,000
Payments to Series A through E preferred stockholders upon conversion to common stock	—	(101,833)
Net proceeds from initial public offering and concurrent private placement	—	82,494

Net cash provided by (used in) financing activities	5,229	(9,149)

Effects of exchange rate — changes in cash	510	(257)

Net increase in cash and cash equivalents	14,182	2,125
Cash and cash equivalents at beginning of period	65,001	48,039

Cash and cash equivalents at end of period	$79,183	$50,164

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
2. Basis of Presentation
     The financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report incorporated by reference in Form 10-K for fiscal 2007. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet as of March 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), there have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2007 as compared to the significant accounting policies prescribed in its Annual Report on Form 10-K for the year ended March 31, 2007.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Net Income (Loss) Attributable to Common Stockholders per Share
     In the three and six months ended September 30, 2006, the Company calculated net income attributable to common stockholders per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF No. 03-6”). In the three and six months ended September 30, 2007, the Company calculated net income attributable to common stockholders per share in accordance with SFAS 128. The information required to compute basic and diluted net income attributable to common stockholders per share is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Reconciliation of net income to net income (loss) attributable to common stockholders for the basic computation:
Net income	$3,438	$4,431	$6,417	$7,772
Accretion of preferred stock dividends (1)	—	(1,407)	—	(2,818)
Accretion of fair value of preferred stock upon conversion (2)	—	(102,745)	—	(102,745)

Net income (loss) attributable to common stockholders	$3,438	$(99,721)	$6,417	$(97,791)

Basic net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	43,103	20,353	42,726	19,696

Basic net income (loss) attributable to common stockholders per share	$0.08	$(4.90)	$0.15	$(4.96)

Reconciliation of net income to net income (loss) attributable to common stockholders for the diluted computation:
Net income	$3,438	$4,431	$6,417	$7,772
Accretion of preferred stock dividends(1)	—	(1,407)	—	(2,818)
Accretion of fair value of preferred stock upon conversion (2)	—	(102,745)	—	(102,745)

Net income (loss) attributable to common stockholders	$3,438	$(99,721)	$6,417	$(97,791)

Diluted net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	43,103	20,353	42,726	19,696
Dilutive effect of stock options and restricted stock units	2,574	—	2,595	—

Diluted weighted average shares outstanding	45,677	20,353	45,321	19,696

Diluted net income (loss) attributable to common stockholders per share	$0.08	$(4.90)	$0.14	$(4.96)

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

(2)	In the three and six months ended September 30, 2006, net income attributable to common stockholders is reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006 as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
     One customer accounted for approximately 25% and 20% of total revenues for the six months ended September 30, 2007 and 2006, respectively. That customer accounted for 35% and 14% of accounts receivable as of September 30, 2007 and March 31, 2007, respectively. In addition, another customer accounted for approximately 17% of accounts receivable as of September 30, 2007.
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
     Deferred revenue consists of the following:

	September 30, 2007	March 31, 2007
Current:
Deferred software revenue	$589	$252
Deferred services revenue	42,066	35,962

	$42,655	$36,214

Non-current:
Deferred services revenue	$5,420	$4,284

Accounting for Stock-Based Compensation
     On April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, the Company’s stock-based compensation costs beginning April 1, 2006 is based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As of September 30, 2007, there was approximately $24,274 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.75 years.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	44%	50%	44%-47%	50%-55%
Weighted average expected volatility	44%	50%	47%	52%
Risk-free interest rates	4.27%-4.97%	4.69%-4.99%	4.27%-5.18%	4.69%-5.04%
Expected life (in years)	6.25	6.25	6.25	6.25
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of services revenue	$42	$25	$75	$51
Sales and marketing	1,059	660	1,917	1,277
Research and development	323	195	580	382
General and administrative	789	604	1,454	1,171

Stock-based compensation expense	$2,213	$1,484	$4,026	$2,881

Comprehensive Income (Loss)
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three and six months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$3,438	$4,431	$6,417	$7,772
Foreign currency translation adjustment	(95)	(76)	(310)	(257)

Total comprehensive income	$3,343	$4,355	$6,107	$7,515

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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
4. Term Loan
     In May 2006, the Company entered into a $20,000 term loan facility (the “term loan”) in connection with the payments due to the holders of its Series A through E Stock upon the Company’s initial public offering. During the six months ended September 30, 2007, the Company paid $7,500 in satisfaction of the outstanding principal balance on the term loan.
5. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of September 30, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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
7. Stock Plans
     As of September 30, 2007, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. Stock options granted by the Company generally vest over a four-year period. As of September 30, 2007, there were 419 options available for future grant under the Plan.
     The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. Under the LTIP, the maximum number of shares of the Company’s common stock that may be initially awarded was 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of September 30, 2007, there were 2,417 shares available for future issuance under the LTIP.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Stock option activity for the six months ended September 30, 2007 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Options	Price	Term (Years)	Value
Outstanding as of March 31, 2007	7,671	$6.39
Options granted	1,099	17.11
Options exercised	(1,039)	5.70
Options canceled	(157)	9.86

Outstanding as of September 30, 2007	7,574	$7.96	6.71	$80,063

Vested or expected to vest as of September 30, 2007	7,325	$7.77	6.61	$78,626

Exercisable as of September 30, 2007	4,517	$5.72	5.39	$57,835

     The weighted average fair value of stock options granted was $9.06 and $8.93 during the three and six months ended September 30, 2007, respectively, and $7.16 and $7.46 during the three and six months ended September 30, 2006, respectively. The total intrinsic value of options exercised was $5,681 and $12,345 during the three and six months ended September 30, 2007, respectively, and $77 and $353 during the three and six months ended September 30, 2006, respectively.
     Restricted stock unit activity for the six months ended September 30, 2007 is as follows:

Number of
Non-vested Restricted Stock Units	Awards
Non-Vested as of April 1, 2007	—
Granted	293
Vested	—
Forfeited	(8)

Non-vested as of September 30, 2007	285

     In the three and six months ended September 30, 2007, the Company awarded 26 and 293 restricted stock units at a weighted average fair value of $18.10 and $17.10 per share, respectively. The restricted stock units vest over a four-year period.
8. Income Taxes
     The provision for income taxes for the three months ended September 30, 2007 and 2006 was $2,100 and $66, respectively, with effective tax rates of approximately 38% and approximately 1%, respectively. The provision for income taxes for the six months ended September 30, 2007 and 2006 was $3,985 and $111, respectively, with effective tax rates of approximately 38% and approximately 1%, respectively. In the three and six months ended September 30, 2006, the 1% effective tax rate was primarily the result of the Company’s full valuation allowance maintained against its deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss carry forwards, research and development tax credits, depreciation and amortization and deferred and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of September 30, 2007, the Company maintains a valuation allowance against its deferred tax assets of $2,372 primarily related to net operating loss carryforwards in certain international jurisdictions as there is not sufficient evidence to enable the Company to conclude that it is more likely than not that the deferred tax assets will be realized.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, the Company recognized a charge of $1,100 to the April 1, 2007 accumulated deficit balance. As of the adoption date, the Company had unrecognized tax benefits of $6,120 which included accrued interest expense of $255 related to the unrecognized tax benefits. In the six months ended September 30, 2007, the Company reduced its unrecognized tax benefits by $100 as a result of tax positions resolved and recognized $111 of additional interest related to income tax. Interest and penalties, if any, related to unrecognized tax benefits, are recorded in income tax expense. As of September 30, 2007, the Company had unrecognized tax benefits of $6,131 all of which, if recognized, would favorably affect the effective tax rate.
     The Company does not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months.
     The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom, Australia, Canada, Germany, Netherlands, India, Singapore and Spain.
     The Company is not currently under audit in any tax jurisdiction. The tax years currently open under the statute of limitations are fiscal 2005, 2006 and 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements within the meaning of Section 21 E of the Securities Act of 1934. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
     Our software suite includes the following eight applications which is built upon our unified architectural design: Galaxy Backup and Recovery (released in 2000), DataMigrator (released in 2002), QuickRecovery (released in 2002), DataArchiver (released in 2003), StorageManager (released in 2003), QNet (released in 2003), Data Classification (released in 2005) and ContinuousDataReplicator (released June 2006). In addition to Galaxy, the subsequent release of our other software has substantially increased our addressable market. In July 2007, we released our CommVault Simpana 7.0 software suite, based on our singular approach to data management, which significantly expanded the breadth and depth of our data management suite. Commvault Simpana 7.0 introduces secure search and discovery capabilities and new disk-based efficiencies designed to improve access, security, performance and reach of enterprise information. As of September 30, 2007, we had licensed our software applications to approximately 6,900 registered customers.
     We completed our follow-on public offering in June 2007 in which we sold 7,870,000 shares of common stock to the public at a price of $17.00 per share. We sold 300,000 shares and certain of our stockholders sold 7,570,000 shares in this offering. After deducting the underwriting discounts, our net proceeds from the offering were approximately $4.3 million. During the six months ended September 30, 2007 we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay approximately $7.5 million in satisfaction of the outstanding principal on our term loan.
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
     We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 81% of our total software revenue for the six months ended September 30, 2007. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. We anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.
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
Sources of Revenues
     We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 55% of our total revenues in the six months ended September 30, 2007 and 56% in the six months ended September 30, 2006. Software revenue generated through direct distribution channels was approximately 21% of total software revenue in the six months ended September 30, 2007 and was approximately 29% of total software revenue in the six months ended September 30, 2006. Software revenue generated through indirect distribution channels was approximately 79% of total software revenue in the six months ended September 30, 2007 and was approximately 71% of total software revenue in the six months ended September 30, 2006. We have no current plans to focus future growth on one distribution channel versus another. The failure of our indirect distribution channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. An increasing portion of our software revenue is related to such sales arrangements with original equipment manufacturers that have no obligation to sell our software applications. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for approximately 13% of our total revenues for both the six months ended September 30, 2007 and 2006.
     In February 2007, we signed a wide-ranging distribution agreement Arrow Electronics, Inc. (“Arrow”) covering our North American commercial markets. In July 2007, we amended our agreement with Arrow to include our U.S. Federal Government market. Many of our resellers have been transitioned to Arrow and we expect that that certain revenues currently generated through our reseller channel will be transitioned to Arrow throughout fiscal 2008.
     In May 2007, we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. To date, we have not generated any revenue through Bull.
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

     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 45% of our total revenues for six months ended September 30, 2007 and 44% of our total revenues in the six months ended September 30, 2006. The gross margin of our services revenue was 71.9% in the six months ended September 30, 2007 and 69.9% in the six months ended September 30, 2006. Our services revenue has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.
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
     Our sales arrangements generally do not include acceptance clauses. However, if an arrangement does include an acceptance clause, we defer the revenue for such an arrangement and recognize it upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.
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
     The assumptions used in the Black-Scholes option-pricing model in the three and six months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	44%	50%	44%-47%	50%-55%
Weighted average expected volatility	44%	50%	47%	52%
Risk-free interest rates	4.27%-4.97%	4.69%-4.99%	4.27%-5.18%	4.69%-5.04%
Expected life (in years)	6.25	6.25	6.25	6.25
     The weighted average fair value of stock options granted was $9.06 and $8.93 during the three and six months ended September 30, 2007, respectively, and $7.16 and $7.46 during the three and six months ended September 30, 2006, respectively. In addition, the weighted average fair value of restricted stock units awarded was $18.10 and $17.10 per share during the three and six months ended September 30, 2007, respectively. As of September 30,

2007, there was approximately $24.3 million of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.75 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2007, we had net deferred tax assets of approximately $51.4 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of September 30, 2007, we maintained a valuation allowance against our deferred tax assets of approximately $2.4 million primarily related to net operating loss carryforwards in certain international jurisdictions as there is not sufficient evidence to enable us to conclude that it is more likely than not that the deferred tax assets will be realized.
     On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, we recognized a charge of $1.1 million to the April 1, 2007 accumulated deficit balance. As of the adoption date, we had unrecognized tax benefits of $6.1 million which included accrued interest expense of $0.3 million related to the unrecognized tax benefits. In the six months ended September 30, 2007, we reduced our unrecognized tax benefits by $0.1 million as a result of tax positions resolved and recognized $0.1 million of additional interest related to income tax. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of September 30, 2007, we had unrecognized tax benefits of $6.1 million all of which, if recognized, would favorably affect the effective tax rate.
     We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months.
     We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom, Australia, Canada, Germany, Netherlands, India, Singapore and Spain.
     We are not currently under audit in any tax jurisdiction. The tax years currently open under the statute of limitations are fiscal 2005, 2006 and 2007.
Software Development Costs
     Research and development expenditures are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by us between completion of the working model and the point at which the product is ready for general release are immaterial.

Results of Operations
     The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software	56%	55%	55%	56%
Services	44	45	45	44

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	12	13	13	13

Total cost of revenues	13%	14%	14%	14%

Gross margin	87%	86%	86%	86%
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Revenues
     Total revenues increased $10.8 million, or 29%, from $36.6 million in the three months ended September 30, 2006 to $47.4 million in the three months ended September 30, 2007.
     Software Revenue. Software revenue increased $6.3 million, or 31%, from $20.3 million in the three months ended September 30, 2006 to $26.6 million in the three months ended September 30, 2007. Software revenue represented 56% of our total revenues for the three months ended September 30, 2007 and 55% for the three months ended September 30, 2006. The overall increase in software revenue was primarily driven by transactions greater than $0.1 million which increased by $5.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was due to significantly larger volume as well as a higher average dollar amount on transactions of this type. Software revenue through our resellers increased $5.8 million and software revenue through our direct sales force decreased $0.3 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The overall increase in software revenue sold through our resellers was primarily due to the increase in revenue from transactions greater than $0.1 million which was driven primarily by transactions through our channel partners. In addition, software revenue through our original equipment manufacturers contributed $0.8 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Dell and Hitachi Data Systems.
     Software revenue derived from the United States increased 26% while software revenue derived from foreign locations grew 42% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in software revenue derived from foreign locations was primarily driven by increases in Europe and Asia as we expand our international operations. Movements in foreign exchange rates accounted for approximately $0.5 million, or 8%, of the $6.3 million increase in software revenue.
     Services Revenue. Services revenue increased $4.5 million, or 27%, from $16.4 million in the three months ended September 30, 2006 to $20.9 million in the three months ended September 30, 2007. Services revenue represented 44% of our total revenues in the three months ended September 30, 2007 and 45% in the three months ended September 30, 2006. The increase in services revenue was primarily due to a $4.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues
     Total cost of revenues increased $0.9 million, or 18%, from $5.2 million in the three months ended September 30, 2006 to $6.2 million in the three months ended September 30, 2007. Total cost of revenues represented 13% of our total revenues in the three months ended September 30, 2007 and 14% in the three months ended September 30, 2006.
     Cost of Software Revenue. Cost of software revenue increased $0.2 million, or 39%, from $0.4 million in the three months ended September 30, 2006 to $0.5 million in the three months ended September 30, 2007. Cost of software revenue represented 2% of our total software revenue in both the three months ended September 30, 2007 and 2006. The increase in cost of software revenue is primarily due to higher distribution and third party media costs related to our CommVault Simpana 7.0 software suite.
     Cost of Services Revenue. Cost of services revenue increased $0.8 million, or 16%, from $4.8 million in the three months ended September 30, 2006 to $5.6 million in the three months ended September 30, 2007. Cost of services revenue represented 27% of our services revenue in the three months ended September 30, 2007 and 30% in the three months ended September 30, 2006. The increase in cost of services revenue was primarily the result of higher third party outsourcing costs of $0.4 million and as well as an increase in employee compensation and travel expenses totaling $0.2 million resulting from higher headcount and increased sales.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $6.8 million, or 42%, from $16.3 million in the three months ended September 30, 2006 to $23.1 million in the three months ended September 30, 2007. The increase was primarily due to a $4.1 million increase in employee compensation which includes higher headcount costs as well as higher commissions on record revenues, a $1.3 million increase in travel and related expenses due to increased headcount and a $0.5 million increase in advertising and marketing related expenses. Movements in foreign exchange rates accounted for approximately $0.5 million, or 7%, of the $6.8 million increase in sales and marketing expenses. We anticipate that our selling and marketing expenses will increase on an absolute basis in the future as we expand our domestic and international sales activities and continue to build brand awareness.
     Research and Development. Research and development expenses increased $0.6 million, or 9%, from $6.1 million in the three months ended September 30, 2006 to $6.7 million in the three months ended September 30, 2007. The increase was primarily due to $0.5 million of higher employee compensation resulting from higher headcount. We plan to continue to invest in research and development as we develop new products and make further enhancements to our existing products.
     General and Administrative. General and administrative expenses increased $1.5 million, or 32%, from $4.6 million in the three months ended September 30, 2006 to $6.1 million in the three months ended September 30, 2007. The increase was primarily due to a $0.4 million increase in compliance and insurance costs associated with being a public company, a $0.3 million increase in employee compensation resulting from higher headcount and a $0.2 million increase in stock-based compensation costs recorded in accordance with SFAS 123(R).
     Depreciation and Amortization. Depreciation expense increased $0.1 million, or 24%, from $0.6 million in the three months ended September 30, 2006 to $0.7 million in the three months ended September 30, 2007. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Income
     Interest income increased $0.2 million, from $0.7 million in the three months ended September 30, 2006 to $0.9 million in the three months ended September 30, 2007. The increase was due to higher interest rates and higher cash balances in our deposit accounts.

Income Tax Expense
     Income tax expense increased $2.0 million, from $0.1 million in the three months ended September 30, 2006 to $2.1 million in the three months ended September 30, 2007. The effective tax rate was approximately 38% in the three months ended September 30, 2007 and approximately 1% in the three months ended September 30, 2006. In the three months ended September 30, 2006, the 1% effective tax rate was primarily the result of the full valuation allowance we maintained against our deferred tax assets. In March 2007, we determined that based upon a number of factors, including our cumulative taxable income over the past three fiscal years and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, in March 2007 we reversed substantially all of our deferred income tax valuation allowance and recorded a corresponding tax benefit of $52.2 million. Our effective tax rate for fiscal 2008 may fluctuate significantly on a quarterly basis as it is affected by such items as changes in the existing valuation allowance on our deferred tax assets, changes in forecasted annual income by jurisdiction, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.
Six months ended September 30, 2007 compared to the six months ended September 30, 2006
Revenues
     Total revenues increased $21.2 million, or 30%, from $70.2 million in the six months ended September 30, 2006 to $91.4 million in the six months ended September 30, 2007.
     Software Revenue. Software revenue increased $11.6 million, or 30%, from $39.0 million in the six months ended September 30, 2006 to $50.6 million in the six months ended September 30, 2007. Software revenue represented 55% of our total revenues for the six months ended September 30, 2007 and 56% for the six months ended September 30, 2006. Software revenue through our resellers increased $11.0 million and software revenue through our direct sales force decreased $0.7 million in the six months ended September 30, 2007 compared to the six months ended September 30, 2006. The overall increase in software revenue sold through our resellers was primarily due to a higher percentage of software revenue derived from foreign locations which is substantially sold through our channel partners. Total software revenue derived from the United States increased 15% while software revenue derived from foreign locations grew 65% in the six months ended September 30, 2007 compared to the six months ended September 30, 2006. The increase in software revenue derived from foreign locations was primarily driven by increases in Europe, Mexico, Asia and Canada. The overall decrease in software revenue sold through our direct sales force was primarily due to lower software revenue derived from our direct sales force in the United States. In addition, software revenue through our original equipment manufacturers contributed $1.3 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Dell and Hitachi Data Systems.
     Software revenue from transactions greater than $0.1 million increased by $5.7 million in the six months ended September 30, 2007 compared to the six months ended September 30, 2006. This increase was due to larger volume and a higher average dollar amount on transactions of this type. Movements in foreign exchange rates accounted for approximately $1.0 million, or 9%, of the $11.6 million increase in software revenue.
     Services Revenue. Services revenue increased $9.6 million, or 31%, from $31.1 million in the six months ended September 30, 2006 to $40.8 million in the six months ended September 30, 2007. Services revenue represented 45% of our total revenues in the six months ended September 30, 2007 and 44% in the six months ended September 30, 2006. The increase in services revenue was primarily due to an $8.4 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for approximately $0.8 million, or 8%, of the $9.6 million increase in services revenue.
Cost of Revenues
     Total cost of revenues increased $2.4 million, or 24%, from $10.0 million in the six months ended September 30, 2006 to $12.5 million in the six months ended September 30, 2007. Total cost of revenues represented 14% of our total revenues in both the six months ended September 30, 2007 and 2006.

     Cost of Software Revenue. Cost of software revenue increased $0.3 million, or 51%, from $0.7 million in the six months ended September 30, 2006 to $1.0 million in the six months ended September 30, 2007. Cost of software revenue represented 2% of our total software revenue in both the six months ended September 30, 2007 and 2006. The increase in cost of software revenue is primarily due to higher distribution and third party media costs related to our CommVault Simpana 7.0 software suite.
     Cost of Services Revenue. Cost of services revenue increased $2.1 million, or 22%, from $9.4 million in the six months ended September 30, 2006 to $11.5 million in the six months ended September 30, 2007. Cost of services revenue represented 28% of our services revenue in the six months ended September 30, 2007 and 30% in the six months ended September 30, 2006. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling $0.9 million resulting from higher headcount and a $0.7 million increase in third party outsourcing costs.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $12.7 million, or 40%, from $31.6 million in the six months ended September 30, 2006 to $44.3 million in the six months ended September 30, 2007. The increase was primarily due to a $7.6 million increase in employee compensation which includes higher headcount costs as well as higher commissions on record revenues, a $1.9 million increase in travel and related expenses due to increased headcount and a $1.0 million increase in advertising and marketing related expenses. Movements in foreign exchange rates accounted for approximately $1.0 million, or 8%, of the $12.7 million increase in sales and marketing expenses.
     Research and Development. Research and development expenses increased $1.6 million, or 14%, from $11.5 million in the six months ended September 30, 2006 to $13.1 million in the six months ended September 30, 2007. The increase was primarily due to $1.2 million of higher employee compensation resulting from higher headcount and a $0.2 million increase in legal expenses associated with patent registration of our intellectual property.
     General and Administrative. General and administrative expenses increased $2.0 million, or 22%, from $9.3 million in the six months ended September 30, 2006 to $11.3 million in the six months ended September 30, 2007. The increase was primarily due to a $0.8 million increase in employee compensation resulting from higher headcount, a $0.7 million increase in compliance and insurance costs associated with being a public company and a $0.3 million increase in stock-based compensation costs recorded in accordance with SFAS 123(R), partially offset by a $0.2 million decrease in legal costs primarily associated with a litigation settlement in the prior year.
     Depreciation and Amortization. Depreciation expense increased $0.3 million, or 32%, from $1.1 million in the six months ended September 30, 2006 to $1.4 million in the six months ended September 30, 2007. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Income
     Interest income increased $0.5 million, from $1.2 million in the six months ended September 30, 2006 to $1.7 million in the six months ended September 30, 2007. The increase was due to higher interest rates and higher cash balances in our deposit accounts.
Income Tax Expense
     Income tax expense increased $3.9 million, from $0.1 million in the six months ended September 30, 2006 to $4.0 million in the six months ended September 30, 2007. The effective tax rate was approximately 38% in the six months ended September 30, 2007 and approximately 1% in the six months ended September 30, 2006. In the six months ended September 30, 2006, the 1% effective tax rate was primarily the result of the full valuation allowance we maintained against our deferred tax assets.

Liquidity and Capital Resources
     As of September 30, 2007, we had $79.2 million of cash and cash equivalents. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
     In June 2007, we completed our follow-on public offering in which we sold 7,870,000 shares of common stock to the public at a price of $17.00 per share. We sold 300,000 shares and certain of our stockholders sold 7,570,000 shares in the offering. After deducting the underwriting discounts, commissions and other offering costs, our net proceeds from the offering were approximately $4.3 million. During the six months ended September 30, 2007, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay approximately $7.5 million in satisfaction of the outstanding principal on our term loan.
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
     Net cash provided by operating activities was $10.3 million in the six months ended September 30, 2007 and $13.8 million in the six months ended September 30, 2006. In the six months ended September 30, 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of noncash charges and an increase in deferred services revenue, partially offset by an increase in accounts receivable due to higher revenue. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances should continue to grow as well. In the six months ended September 30, 2006, cash provided by operating activities was primarily due to net income adjusted for the impact of noncash charges, an increase in accrued liabilities and deferred services revenue.
     Net cash used in investing activities was $1.9 million in the six months ended September 30, 2007 and $2.2 million in the six months ended September 30, 2006. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure.
     Net cash provided by (used in) financing activities was $5.2 million in the six months ended September 30, 2007 and ($9.1) million in the six months ended September 30, 2006. The cash provided by financing activities in the six months ended September 30, 2007 was due to $5.9 million of proceeds from the exercise of stock options, $4.3 million of net proceeds generated from our follow-on public offering and $2.5 million of excess tax benefits recognized as a result of the stock option exercises, partially offset by the cash use of $7.5 million in principal repayment on our term loan. The cash used in financing activities in the six months ended September 30, 2006 was primarily due to the cash use of $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, partially offset by proceeds generated of approximately $82.5 million from our initial public offering and concurrent private placement, net of underwriting fees and offering cost. In addition, we incurred net borrowings of $10.0 million in the six months ended September 30, 2006 under our term loan in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering.
     Working capital increased $22.9 million from $34.9 million as of March 31, 2007 to $57.8 million as of September 30, 2007. The increase in working capital is primarily due to a $14.2 million increase in cash and cash equivalents and an $8.8 million increase in accounts receivable, partially offset by a $6.4 million increase in deferred revenue and a $1.3 million increase in accrued liabilities. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of noncash charges, cash received from the exercise of stock options and the increase in deferred revenue, partially offset by the net cash used in connection with the transactions associated with our follow-on public offering and purchases of property and equipment. The increase in accounts receivable is primarily due to the growth in revenue.

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
Off-Balance Sheet Arrangements
     As of September 30, 2007, we had no off-balance sheet arrangements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115", (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this Statement on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of September 30, 2007, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 35% of our sales were outside the United States in the six months ended September 30, 2007 and 30% were outside the United States in fiscal 2007. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated gains or losses.
     We estimate that a 10% change in foreign exchange rates would impact our reported operating profit by approximately $1.7 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 and, based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.
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
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(b) Not applicable
(c) None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Securities Holders
     On August 29, 2007, we held our 2007 Annual Meeting of Stockholders, at which our stockholders (i) elected three directors for a term to expire at the 2010 Annual Meeting of Stockholders and (ii) ratified the appointment of Ernst & Young LLP as our registered independent public accounting firm for the fiscal year ending March 31, 2008. The vote on such matters was as follows:
     I. Election of Directors

	Total Vote for Each	Total Vote Withheld
Nominee	Nominee	From Each Nominee
Armando Geday	15,215,896	18,711,247
F. Robert Kurimsky	33,794,333	132,810
David F. Walker	33,792,183	134,960
     There were no abstentions or broker non-votes. The terms of Messrs. N. Robert Hammer, Frank J. Fanzilli Jr., Keith Geeslin, Daniel Pulver, and Gary B. Smith continued after the meeting.
     II. Ratification of Appointment of Ernst & Young LLP as our independent registered public accounting firm was approved for the year ending March 31, 2008:

For	Against	Abstain
33,910,057	16,706	380
     There were no abstentions or broker non-votes.
Item 5. Other Information
None
Item 6. Exhibits
     A list of exhibits filed herewith is included on the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

Signatures
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CommVault Systems, Inc.
Dated: November 2, 2007	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: November 2, 2007	By:	/s/ Louis F. Miceli
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