Form 10-Q
period 2007-12-31
COMMVAULT SYSTEMS INC
filed 2008-02-07
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2007

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of January 31, 2008, there were 43,722,938 shares of the registrant’s common stock, $0.01 par value outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	March 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$95,108	$65,001
Trade accounts receivable, less allowance for doubtful accounts of $247 at December 31, 2007 and $311 at March 31, 2007	33,786	22,044
Prepaid expenses and other current assets	3,685	3,657
Deferred tax assets	9,618	9,616

Total current assets	142,197	100,318

Deferred tax assets, net	45,550	42,543
Property and equipment, net	5,492	4,624
Other assets	851	554

Total assets	$194,090	$148,039

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,672	$1,500
Accrued liabilities	19,039	20,215
Term loan	—	7,500
Deferred revenue	46,237	36,214

Total current liabilities	66,948	65,429

Deferred revenue, less current portion	6,130	4,284
Other liabilities	6,323	4

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2007 and March 31, 2007	—	—
Common stock, $.01 par value: 250,000 shares authorized, 43,679 shares and 41,968 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	437	420
Additional paid-in capital	205,493	182,297
Accumulated deficit	(90,818)	(104,333)
Accumulated other comprehensive loss	(423)	(62)

Total stockholders’ equity	114,689	78,322

Total liabilities and stockholders’ equity	$194,090	$148,039

CommVault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Software	$26,994	$21,132	$77,630	$60,180
Services	23,304	17,198	64,063	48,310

Total revenues	50,298	38,330	141,693	108,490

Cost of revenues:
Software	648	528	1,651	1,191
Services	6,315	5,102	17,775	14,459

Total cost of revenues	6,963	5,630	19,426	15,650

Gross margin	43,335	32,700	122,267	92,840

Operating expenses:
Sales and marketing	23,420	17,379	67,735	48,958
Research and development	6,818	5,851	19,944	17,369
General and administrative	6,010	4,470	17,266	13,734
Depreciation and amortization	795	753	2,217	1,832

Income from operations	6,292	4,247	15,105	10,947

Interest expense	—	(167)	(114)	(184)
Interest income	998	665	2,701	1,865

Income before income taxes	7,290	4,745	17,692	12,628

Income tax benefit (expense)	908	(111)	(3,077)	(222)

Net income	8,198	4,634	14,615	12,406
Less: accretion of preferred stock dividends	—	—	—	(2,818)
Less: accretion of fair value of preferred stock upon conversion	—	—	—	(102,745)

Net income (loss) attributable to common stockholders	$8,198	$4,634	$14,615	$(93,157)

Net income (loss) attributable to common stockholders per share:
Basic	$0.19	$0.11	$0.34	$(3.44)

Diluted	$0.18	$0.10	$0.32	$(3.44)

Weighted average shares used in computing per share amounts:
Basic	43,518	41,676	42,991	27,052

Diluted	46,136	46,164	45,593	27,052

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2007	41,968	$420	$182,297	$(104,333)	$(62)	$78,322
Stock-based compensation			6,233			6,233
Tax benefits from exercise of stock options			4,557			4,557
Stock options exercised	1,411	14	8,094			8,108
Issuance of common stock from follow-on public offering, net	300	3	4,312			4,315
Cumulative effect of adoption of FIN No. 48				(1,100)		(1,100)
Comprehensive Income:
Net income				14,615		14,615
Foreign currency translation adjustment					(361)	(361)

Total Comprehensive Income						14,254

Balance as of December 31, 2007	43,679	$437	$205,493	$(90,818)	$(423)	$114,689

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net income	$14,615	$12,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,326	2,045
Noncash stock-based compensation	6,233	4,326
Excess tax benefits from stock-based compensation	(4,497)	—
Deferred income taxes	(3,647)	—

Changes in operating assets and liabilities:
Accounts receivable	(10,935)	(3,499)
Prepaid expenses and other current assets	313	(323)
Other assets	(182)	(160)
Accounts payable	122	(316)
Accrued liabilities	8,239	3,442
Deferred revenue and other liabilities	10,807	4,588

Net cash provided by operating activities	23,394	22,509

Cash flows from investing activities
Purchase of property and equipment	(3,083)	(3,148)

Net cash used in investing activities	(3,083)	(3,148)

Cash flows from financing activities
Proceeds from the exercise of stock options	8,108	343
Net proceeds from follow-on public offering of common stock	4,315	—
Excess tax benefits from stock-based compensation	4,497	—
Repayments on term loan	(7,500)	(6,250)
Proceeds from term loan	—	15,000
Payments to Series A through E preferred stockholders upon conversion to common stock	—	(101,833)
Net proceeds from initial public offering and concurrent private placement	—	82,242

Net cash provided by (used in) financing activities	9,420	(10,498)

Effects of exchange rate — changes in cash	376	(408)

Net increase in cash and cash equivalents	30,107	8,455
Cash and cash equivalents at beginning of period	65,001	48,039

Cash and cash equivalents at end of period	$95,108	$56,494

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
2. Basis of Presentation
     The consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report incorporated by reference in Form 10-K for fiscal 2007. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), there have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2007 as compared to the significant accounting policies prescribed in its Annual Report on Form 10-K for the year ended March 31, 2007.
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
     The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are generally evidenced by a Statement of Work (“SOW”), which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 60 to 90 days of entering into an agreement. The price for other professional services has not materially changed for the periods presented.
     The Company has analyzed all of the undelivered elements included in its multiple-element sales arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with SOP 98-9.
     The Company considers the four basic revenue recognition criteria for each of the elements as follows:
•	Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company, a SOW evidencing the scope of certain other professional services, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
•	Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered via email. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

•	Vendor’s fee is fixed or determinable. The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of a sales arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized at the earlier of when cash is collected or when sufficient credit becomes available, assuming all of the other basic revenue recognition criteria are met.
     The Company’s sales arrangements generally do not include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.
     The Company has offered limited price protection under certain original equipment manufacturer agreements. The Company believes that the likelihood of a future payout due to price protection is remote.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
  Net Income (Loss) Attributable to Common Stockholders per Share
     In the three and nine months ended December 31, 2006, the Company calculated net income (loss) attributable to common stockholders per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF No. 03-6”). In the three and nine months ended December 31, 2007, the Company calculated net income attributable to common stockholders per share in accordance with SFAS 128. The information required to compute basic and diluted net income attributable to common stockholders per share is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Reconciliation of net income to net income (loss) attributable to common stockholders for the basic computation:
Net income	$8,198	$4,634	$14,615	$12,406
Accretion of preferred stock dividends (1)	—	—	—	(2,818)
Accretion of fair value of preferred stock upon conversion (2)	—	—	—	(102,745)

Net income (loss) attributable to common stockholders	$8,198	$4,634	$14,615	$(93,157)

Basic net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	43,518	41,676	42,991	27,052

Basic net income (loss) attributable to common stockholders per share	$0.19	$0.11	$0.34	$(3.44)

Reconciliation of net income to net income (loss) attributable to common stockholders for the diluted computation:
Net income	$8,198	$4,634	$14,615	$12,406
Accretion of preferred stock dividends (1)	—	—	—	(2,818)
Accretion of fair value of preferred stock upon conversion (2)	—	—	—	(102,745)

Net income (loss) attributable to common stockholders	$8,198	$4,634	$14,615	$(93,157)

Diluted net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	43,518	41,676	42,991	27,052
Dilutive effect of stock options and restricted stock units	2,618	4,488	2,602	—

Diluted weighted average shares outstanding	46,136	46,164	45,593	27,052

Diluted net income (loss) attributable to common stockholders per share	$0.18	$0.10	$0.32	$(3.44)

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

(2)	In the nine months ended December 31, 2006, net income attributable to common stockholders is reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006 as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
     One customer accounted for approximately 24% and 19% of total revenues for the nine months ended December 31, 2007 and 2006, respectively. That customer accounted for 24% and 14% of accounts receivable as of December 31, 2007 and March 31, 2007, respectively. In addition, another customer accounted for approximately 11% of total revenues for the nine months ended December 31, 2007 and approximately 22% of accounts receivable as of December 31, 2007.
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
Deferred revenue consists of the following:

	December 31, 2007	March 31, 2007
Current:
Deferred software revenue	$468	$252
Deferred services revenue	45,769	35,962

	$46,237	$36,214

Non-current:
Deferred services revenue	$6,130	$4,284

Accounting for Stock-Based Compensation
     On April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, the Company’s stock-based compensation costs beginning April 1, 2006 is based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As of December 31, 2007, there was approximately $23,465 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.63 years.
     Under SFAS 123(R), the Company estimated the fair value of stock options granted using the Black-Scholes formula. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “simplified method” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	43%	48%	43%-47%	48%-55%
Weighted average expected volatility	43%	48%	47%	52%
Risk-free interest rates	3.76%-4.48%	4.57%-4.77%	3.76%-5.18%	4.57%-5.04%
Expected life (in years)	6.25	6.25	6.25	6.25
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of services revenue	$44	$24	$119	$75
Sales and marketing	1,073	701	2,990	1,978
Research and development	304	182	884	564
General and administrative	786	538	2,240	1,709

Stock-based compensation expense	$2,207	$1,445	$6,233	$4,326

Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$8,198	$4,634	$14,615	$12,406
Foreign currency translation adjustment	(51)	(151)	(361)	(408)

Total comprehensive income	$8,147	$4,483	$14,254	$11,998

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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.
4. Term Loan
     In May 2006, the Company entered into a $20,000 term loan facility (the “term loan”) in connection with the payments due to the holders of its Series A through E Stock upon the Company’s initial public offering. During the nine months ended December 31, 2007, the Company paid $7,500 in satisfaction of the outstanding principal balance on the term loan.
5. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of December 31, 2007, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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
7. Stock Plans
     As of December 31, 2007, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. Stock options granted by the Company generally vest over a four-year period. As of December 31, 2007, there were 434 options available for future grant under the Plan.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. Under the LTIP, the maximum number of shares of the Company’s common stock that may be initially awarded was 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of December 31, 2007, there were 2,324 shares available for future issuance under the LTIP.
     Stock option activity for the nine months ended December 31, 2007 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Options	Price	Term (Years)	Value
Outstanding as of March 31, 2007	7,671	$6.39
Options granted	1,159	17.29
Options exercised	(1,411)	5.74
Options canceled	(192)	10.53

Outstanding as of December 31, 2007	7,227	$8.15	6.55	$94,180

Vested or expected to vest as of December 31, 2007	6,998	$7.95	6.46	$92,411

Exercisable as of December 31, 2007	4,413	$5.81	5.30	$67,812

     The weighted average fair value of stock options granted was $9.94 and $8.98 during the three and nine months ended December 31, 2007, respectively, and $9.90 and $7.91 during the three and nine months ended December 31, 2006, respectively. The total intrinsic value of options exercised was $5,595 and $17,940 during the three and nine months ended December 31, 2007, respectively, and $414 and $767 during the three and nine months ended December 31, 2006, respectively.
     Restricted stock unit activity for the nine months ended December 31, 2007 is as follows:

Number of
Non-vested Restricted Stock Units	Awards
Non-Vested as of April 1, 2007	—
Granted	350
Vested	—
Forfeited	(11)

Non-vested as of December 31, 2007	339

     In the three and nine months ended December 31, 2007, the Company awarded 57 and 350 restricted stock units at a weighted average fair value of $20.56 and $17.66 per share, respectively. The restricted stock units vest over a four-year period.
8. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss (“NOL”) carry forwards, research and development tax credits (“R&D credits”), depreciation and amortization, deferred revenue and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The provision (benefit) for income taxes for the three and nine months ended December 31, 2007 was ($908) and $3,077, respectively, with effective tax rates of (12%) and 17%, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2007 differs from the U.S. federal statutory tax rate of 35% primarily due to a reversal of the Company’s deferred income tax valuation allowance, foreign tax credits and R&D credits, partially offset by state income taxes.
     Until the third quarter of fiscal 2008, the Company had recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2007, the Company modified its transfer pricing policies for software sold to certain of its international subsidiaries. In assessing the need for a valuation allowance against its deferred tax assets in such international jurisdictions, the Company considered projected future income as part of its analysis. Due to the transfer pricing changes made during the quarter ended December 31, 2007, the Company projects that certain of its international subsidiaries will be in a profitable position for the foreseeable future. Therefore, the Company no longer believes that a valuation allowance is necessary against its deferred tax assets in these international operations and recorded a tax benefit of $2,372 related to the reversal of such valuation allowances. As of December 31, 2007, the Company does not maintain a valuation allowance against any of its deferred tax assets.
     The provision for income taxes for the three and nine months ended December 31, 2006 was $111 and $222, respectively, with an effective tax rate of 2% in each period. The 2% effective tax rate was primarily the result of a full valuation allowance that the Company maintained against its deferred tax assets at that time.
     On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, the Company recognized a charge of $1,100 to the April 1, 2007 accumulated deficit balance. As of the adoption date, the Company had unrecognized tax benefits of $6,120 which included accrued interest expense of $255 related to the unrecognized tax benefits. In the nine months ended December 31, 2007, the Company reduced its unrecognized tax benefits by $100 due to the expiration of the statute of limitations on a tax issue and recognized $171 of additional interest related to income tax. Interest and penalties, if any, related to unrecognized tax benefits, are recorded in income tax expense. As of December 31, 2007, the Company had unrecognized tax benefits of $6,191 which is included in Other Liabilities on the Consolidated Balance Sheet. All of these unrecognized tax benefits, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months.
     The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2007. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	1999 - Present
New Jersey	2001 - Present
Canada	2001 - Present
Other foreign jurisdictions	2004 - Present
9. Subsequent Events
     On January 30, 2008, the Company’s Board of Directors approved a share-repurchase program permitting the Company to repurchase up to $40,000 of its common stock over the next 12 months.

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
Overview
     CommVault is a leading provider of data management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data management software applications under the Simpana brand. Our unified data management suite was formerly marketed under the QiNetix brand name. Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of December 31, 2007, we had licensed our software applications to approximately 7,500 registered customers.
     Our software suite includes the following eight applications which are built upon our unified architectural design: Galaxy Backup and Recovery (released in 2000), DataMigrator (released in 2002), QuickRecovery (released in 2002), DataArchiver (released in 2003), StorageManager (released in 2003), QNet (released in 2003), Data Classification (released in 2005) and ContinuousDataReplicator (released June 2006). In addition to Galaxy, the subsequent release of our other software has substantially increased our addressable market. In July 2007, we released our CommVault Simpana 7.0 software suite which significantly expanded the breadth and depth of our existing data management suite. We believe that CommVault Simpana 7.0, which builds on and significantly expands our previous QiNetix platform, will create competitive differentiation in the data management related markets as well as provide us a foundation to shift to providing information management solutions. CommVault Simpana 7.0 is the largest release in our history and contains major enhancements to our software suite of products. Specifically, CommVault Simpana 7.0 provides major enhancements to our existing Backup, Archiving and Replication products and also delivers new product features that are non backup related including Single Instancing, Advanced Archiving, Enterprise-wide Search and Discovery and Data Classification.
     We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 79% of our total software revenue for the nine months ended December 31, 2007 and 83% of our total software revenue for fiscal 2007. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. The increase in software revenue generated by our non-Galaxy Backup and Recovery software products, or emerging products, was primarily driven by new components and enhancements related to our CommVault Simpana 7.0 software suite. We anticipate that emerging products software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.
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
     We completed our follow-on public offering in June 2007 in which we sold 300,000 shares and certain of our stockholders sold 7,570,000 shares of common stock to the public at a price of $17.00 per share. After deducting the underwriting discounts, our net proceeds from the offering were approximately $4.3 million. During the nine months ended December 31, 2007, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay approximately $7.5 million in satisfaction of the outstanding principal on our term loan.
     We completed our initial public offering in September 2006 in which we sold 6,148,148 shares and certain of our stockholders sold 4,962,963 shares of common stock to the public at a price of $14.50 per share. After deducting the underwriting discounts and commissions and the other offering expenses, our net proceeds from the initial public offering were approximately $80.2 million. In conjunction with the initial public offering, we also sold 102,640 shares of common stock in a concurrent private placement at the initial public offering price pursuant to preemptive rights as a result of the initial public offering. Our net proceeds from the concurrent private placement were approximately $1.5 million. We used the net proceeds of the offering and the private placement, together with borrowings under our term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, which occurred upon the closing of the offering. In conjunction with the offering, all of our outstanding shares of preferred stock were converted into 16,019,480 shares of our common stock.
Sources of Revenues
     We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 55% of our total revenues in both the nine months ended December 31, 2007 and 2006.
     Software revenue generated through indirect distribution channels was approximately 80% of total software revenue in the nine months ended December 31, 2007 and was approximately 70% of total software revenue in the nine months ended December 31, 2006. Software revenue generated through direct distribution channels was approximately 20% of total software revenue in the nine months ended December 31, 2007 and was approximately 30% of total software revenue in the nine months ended December 31, 2006. The shift in software revenue generated through indirect distribution channels compared to our direct sales force is the result of both an increase in software revenue from our international operations (which is almost exclusively transacted through indirect distribution) and a shift to indirect distribution channels from direct distribution in software revenue generated in the United States. In addition, deals initiated by our direct sales force in the United States are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future but would expect more revenue to be generated through indirect distribution over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. An increasing amount of our software revenue is related to such sales arrangements with original equipment manufacturers that have no obligation to sell our software applications. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for approximately 13% of our total revenues for the nine months ended December 31, 2007 and approximately 14% of our total revenues for the nine months ended December 31, 2006.
     In December 2007, we entered into a collaborative reseller agreement with Sun Microsystems Inc. (“Sun”) pursuant to which they have agreed to promote, market, resell and distribute certain of our products. Our agreement with Sun is a world-wide agreement. To date, we have not generated any revenue through Sun.
     In February 2007, we signed a wide-ranging distribution agreement with Arrow Electronics, Inc. (“Arrow”) covering our North American commercial markets. In July 2007, we amended our agreement with Arrow to include our U.S. Federal Government market. Pursuant to the distribution agreement, Arrow’s primary role is to enable a more efficient and effective two-tier distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to Arrow throughout fiscal 2007 and fiscal 2008. We generated approximately 11% of our total revenue through Arrow in the nine months ended December 31, 2007. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future revenues.
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
     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 45% of our total revenues for both the nine months ended December 31, 2007 and 2006. The gross margin of our services revenue was 72.3% for the nine months ended December 31, 2007 and 70.1% for the nine months ended December 31, 2006. Our services revenue has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.
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
     Our other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by us are not mandatory and can also be performed by the customer or a third party. In addition to a signed purchase order, our consulting, assessment and design services and installation services are generally evidenced by a Statement of Work, which defines the specific scope of the services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by our instructors or third party contractors either at one of our facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement.
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
     We have offered limited price protection under certain original equipment manufacturer agreements. We believe that the likelihood of a future payout due to price protection is remote.
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

     Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of stock option awards subsequent to April 1, 2006 is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. We will continue to use peer group volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the “simplified method” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on a historical analysis of our actual stock option forfeitures.
     The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	43%	48%	43%-47%	48%-55%
Weighted average expected volatility	43%	48%	47%	52%
Risk-free interest rates	3.76%-4.48%	4.57%-4.77%	3.76%-5.18%	4.57%-5.04%
Expected life (in years)	6.25	6.25	6.25	6.25
     The weighted average fair value of stock options granted was $9.94 and $8.98 during the three and nine months ended December 31, 2007, respectively, and $9.90 and $7.91 during the three and nine months ended December 31, 2006, respectively. In addition, the weighted average fair value of restricted stock units awarded was $20.56 and $17.66 per share during the three and nine months ended December 31, 2007, respectively. As of December 31, 2007, there was approximately $23.5 million of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.63 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2007, we had deferred tax assets of approximately $55.2 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2007, we do not maintain a valuation allowance against any of our deferred tax assets.
     On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, we recognized a charge of $1.1 million to the April 1, 2007 accumulated deficit balance. As of the adoption date, we had unrecognized tax benefits of $6.1 million which included accrued interest expense of $0.3 million related to the unrecognized tax benefits. In the nine months ended December 31, 2007, we reduced our unrecognized tax benefits by $0.1 million as a result of tax positions resolved and recognized $0.2 million of additional interest related to income tax. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of December 31, 2007, we had unrecognized tax benefits of $6.2 million, which is included in Other Liabilities on the Consolidated Balance Sheet. All of these unrecognized tax benefits, if recognized, would favorably affect the effective tax rate. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months.

     We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2007. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	1999 - Present
New Jersey	2001 - Present
Canada	2001 - Present
Other foreign jurisdictions	2004 - Present
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
Results of Operations
     The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Software	54%	55%	55%	55%
Services	46	45	45	45

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	13	13	13	13

Total cost of revenues	14%	15%	14%	14%

Gross margin	86%	85%	86%	86%

Three months ended December 31, 2007 compared to the three months ended December 31, 2006
Revenues
     Total revenues increased $12.0 million, or 31%, from $38.3 million in the three months ended December 31, 2006 to $50.3 million in the three months ended December 31, 2007.
     Software Revenue. Software revenue increased $5.9 million, or 28%, from $21.1 million in the three months ended December 31, 2006 to $27.0 million in the three months ended December 31, 2007. Software revenue represented 54% of our total revenues for the three months ended December 31, 2007 and 55% for the three months ended December 31, 2006. Our overall growth in software revenue was derived from a higher volume of purchases of our software applications from both new customers as well as from our expanding base of existing customers. In the three months ended December 31, 2007, the increase in software revenue was primarily driven by software revenue derived from foreign locations, which increased 86% compared to the three months ended December 31, 2006. The growth in software revenue in foreign locations was primarily due to increases in Europe, Australia and Asia as we expand our international operations. Software revenue derived from the United States increased 4% in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.
     Software revenue through our resellers increased $7.1 million in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The overall increase in software revenue through our resellers was primarily due to the higher growth percentage of software generated in foreign locations which is substantially sold through our channel partners as well as higher revenue through our reseller arrangement with Dell in the United States. Software revenue through our direct sales force decreased $1.6 million in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 primarily due to lower software revenue derived from our direct sales force in the United States. In addition, software revenue through our original equipment manufacturers contributed $0.4 million to our overall increase in software revenue primarily due to higher revenue from our arrangement with Hitachi Data Systems. The overall shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section.
     Software revenue derived from transactions greater than $0.1 million represented approximately 33% of our software revenue in the three months ended December 31, 2007 and approximately 30% of our software revenue in the three months ended December 31, 2006. As a result, software revenue from transactions greater than $0.1 million increased by $2.7 million in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. This increase was primarily due to a 47% increase in the number of transactions of this type. In the both the three months ended December 31, 2007 and 2006, the average dollar amount of such transactions was $0.2 million. Movements in foreign exchange rates accounted for approximately $1.2 million, or 20%, of the $5.9 million increase in software revenue.
     Services Revenue. Services revenue increased $6.1 million, or 36%, from $17.2 million in the three months ended December 31, 2006 to $23.3 million in the three months ended December 31, 2007. Services revenue represented 46% of our total revenues in the three months ended December 31, 2007 and 45% in the three months ended December 31, 2006. The overall growth in services revenue is due to a higher volume of purchases of our services offerings. Services revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base increased $5.1 million in the three months ended December 31, 2007. Movements in foreign exchange rates accounted for approximately $0.8 million, or 13%, of the $6.1 million increase in services revenue.
Cost of Revenues
     Total cost of revenues increased $1.3 million, or 24%, from $5.6 million in the three months ended December 31, 2006 to $7.0 million in the three months ended December 31, 2007. Total cost of revenues represented 14% of our total revenues in the three months ended December 31, 2007 and 15% in the three months ended December 31, 2006.

     Cost of Software Revenue. Cost of software revenue increased $0.1 million, or 23%, from $0.5 million in the three months ended December 31, 2006 to $0.6 million in the three months ended December 31, 2007. Cost of software revenue represented 2% of our total software revenue in both the three months ended December 31, 2007 and 2006. The increase in cost of software revenue is primarily due to higher distribution and third party media costs related to our CommVault Simpana 7.0 software suite.
     Cost of Services Revenue. Cost of services revenue increased $1.2 million, or 24%, from $5.1 million in the three months ended December 31, 2006 to $6.3 million in the three months ended December 31, 2007. Cost of services revenue represented 27% of our services revenue in the three months ended December 31, 2007 and 30% in the three months ended December 31, 2006. The increase in cost of services revenue was primarily the result of an increase in employee compensation and travel expenses totaling $0.7 million resulting from higher headcount and increased sales as well as a $0.2 million increase in third party outsourcing costs.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $6.0 million, or 35%, from $17.4 million in the three months ended December 31, 2006 to $23.4 million in the three months ended December 31, 2007. The increase was primarily due to a $3.9 million increase in employee compensation which includes higher headcount costs as well as higher commissions on record revenues, a $0.6 million increase in travel and related expenses due to increased headcount and a $0.5 million increase in advertising and marketing related expenses. Movements in foreign exchange rates accounted for approximately $1.0 million, or 17%, of the $6.0 million increase in sales and marketing expenses. We anticipate that that our selling and marketing expenses will increase on an absolute basis in the future as we expand our domestic and international sales activities and continue to build brand awareness.
     Research and Development. Research and development expenses increased $1.0 million, or 17%, from $5.9 million in the three months ended December 31, 2006 to $6.8 million in the three months ended December 31, 2007. The increase was primarily due to $0.6 million of higher employee compensation resulting from higher headcount and $0.1 million of higher stock-based compensation costs recorded in accordance with SFAS 123(R). We plan to continue to invest in research and development as we develop new products and make further enhancements to our existing products.
     General and Administrative. General and administrative expenses increased $1.5 million, or 34%, from $4.5 million in the three months ended December 31, 2006 to $6.0 million in the three months ended December 31, 2007. The increase was primarily due to a $0.7 million increase in employee compensation and related expenses resulting mainly from higher headcount and a $0.2 million increase in stock-based compensation costs recorded in accordance with SFAS 123(R).
Interest Expense
     Interest expense decreased $0.2 million, from $0.2 million in the three months ended December 31, 2006 to zero in the three months ended December 31, 2007. Interest expense in the three months ended December 31, 2006 was related to interest incurred on our term loan which we entered into in connection with the payments due to the holders of the Series A through E stock at the time of our initial public offering. We repaid our term loan in the quarter ending June 30, 2007.
Interest Income
     Interest income increased $0.3 million, from $0.7 million in the three months ended December 31, 2006 to $1.0 million in the three months ended December 31, 2007. The increase was due to higher cash balances in our deposit accounts.
Income Tax Benefit (Expense)
     Income tax benefit (expense) was an expense of $0.1 million in the three months ended December 31, 2006 compared to a benefit of $0.9 million in the three months ended December 31, 2007. The income tax benefit in the three months ended December 31, 2007 includes a $2.4 million reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2007, we modified our transfer pricing policies for software sold to certain of our international subsidiaries. In assessing the need for a valuation allowance against the deferred tax assets in such international jurisdictions, we considered projected future income as part of its analysis. Due to the transfer pricing changes made during the quarter ended December 31, 2007, we project that certain of our international subsidiaries will be in a profitable position for the foreseeable future. Therefore, we no longer believe that a valuation allowance is necessary against the deferred tax assets in these international operations and recorded a tax benefit of $2.4 million related to the reversal of such valuation allowances. In the three months ended December 31, 2006, the income tax expense of $0.1 million resulted in an effective tax rate of 2% which was primarily the result of the full valuation allowance we maintained against our deferred tax assets at that time.
Nine months ended December 31, 2007 compared to the nine months ended December 31, 2006
Revenues
     Total revenues increased $33.2 million, or 31%, from $108.5 million in the nine months ended December 31, 2006 to $141.7 million in the nine months ended December 31, 2007.
     Software Revenue. Software revenue increased $17.5 million, or 29%, from $60.2 million in the nine months ended December 31, 2006 to $77.6 million in the nine months ended December 31, 2007. Software revenue represented 55% of our total revenues in both the nine months ended December 31, 2007 and 2006. Our overall growth in software revenue is derived from a higher volume of purchases of our software applications from both new customers as well as from our expanding base of existing customers. In the nine months ended December 31, 2007, the increase in software revenue was primarily driven by software revenue derived from foreign locations, which increased 73% compared to the nine months ended December 31, 2006. The growth in software revenue in foreign locations was primarily due to increases in Europe, Asia and Canada as we expand our international operations. Software revenue derived from the United States increased 11% in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.
     Software revenue through our resellers increased $18.0 million in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. The overall increase in software revenue through our resellers was primarily due to the higher growth percentage of software generated in foreign locations which is substantially sold through our channel partners as well as higher revenue through our reseller arrangement with Dell in the United States. Software revenue through our direct sales force decreased $2.3 million in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 primarily due to lower software revenue derived from our direct sales force in the United States. In addition, software revenue through our original equipment manufacturers contributed $1.8 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Dell and Hitachi Data Systems. The overall shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section.
     Software revenue derived from transactions greater than $0.1 million represented approximately 32% of our software revenue in the nine months ended December 31, 2007 and approximately 28% of our software revenue in the nine months ended December 31, 2006. As a result, software revenue from transactions greater than $0.1 million increased by $8.4 million in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. This increase was primarily due to a 38% increase in the number of transactions of this type. In the both the three months ended December 31, 2007 and 2006, the average dollar amount of such transactions was $0.2 million. Movements in foreign exchange rates accounted for approximately $2.2 million, or 13%, of the $17.5 million increase in software revenue.
     Services Revenue. Services revenue increased $15.8 million, or 33%, from $48.3 million in the nine months ended December 31, 2006 to $64.1 million in the nine months ended December 31, 2007. Services revenue represented 45% of our total revenues in both the nine months ended December 31, 2007 and 2006. The overall growth in services revenue is due to a higher volume of purchases of our services offerings. Services revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base increased $13.6 million in the nine months ended December 31, 2007. Movements in foreign exchange rates accounted for approximately $1.7 million, or 11%, of the $15.8 million increase in services revenue.
Cost of Revenues
     Total cost of revenues increased $3.8 million, or 24%, from $15.7 million in the nine months ended December 31, 2006 to $19.4 million in the nine months ended December 31, 2007. Total cost of revenues represented 14% of our total revenues in both the nine months ended December 31, 2007 and 2006.
     Cost of Software Revenue. Cost of software revenue increased $0.5 million, or 39%, from $1.2 million in the nine months ended December 31, 2006 to $1.7 million in the nine months ended December 31, 2007. Cost of software revenue represented 2% of our total software revenue in both the nine months ended December 31, 2007 and 2006. The increase in cost of software revenue is primarily due to higher distribution and third party media costs related to our CommVault Simpana 7.0 software suite.
     Cost of Services Revenue. Cost of services revenue increased $3.3 million, or 23%, from $14.5 million in the nine months ended December 31, 2006 to $17.8 million in the nine months ended December 31, 2007. Cost of services revenue represented 28% of our services revenue in the nine months ended December 31, 2007 and 30% in the nine months ended December 31, 2006. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling $1.6 million resulting from higher headcount, a $0.9 million increase in third party outsourcing costs.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $18.8 million, or 38%, from $49.0 million in the nine months ended December 31, 2006 to $67.7 million in the nine months ended December 31, 2007. The increase was primarily due to an $11.4 million increase in employee compensation which includes higher headcount costs as well as higher commissions on record revenues, a $2.5 million increase in travel and related expenses due to increased headcount and a $1.5 million increase in advertising and marketing related expenses as we continue to build brand awareness. Movements in foreign exchange rates accounted for approximately $1.9 million, or 10%, of the $18.8 million increase in sales and marketing expenses.
     Research and Development. Research and development expenses increased $2.6 million, or 15%, from $17.4 million in the nine months ended December 31, 2006 to $19.9 million in the nine months ended December 31, 2007. The increase was primarily due to $1.8 million of higher employee compensation resulting from higher headcount and a $0.3 million increase in stock-based compensation costs recorded in accordance with SFAS 123(R).
     General and Administrative. General and administrative expenses increased $3.5 million, or 26%, from $13.7 million in the nine months ended December 31, 2006 to $17.3 million in the nine months ended December 31, 2007. The increase was primarily due to a $1.6 million increase in employee compensation and related expenses resulting mainly from higher headcount, a $0.7 million increase in compliance and insurance costs associated with being a public company and a $0.5 million increase in stock-based compensation costs recorded in accordance with SFAS 123(R).
     Depreciation and Amortization. Depreciation expense increased $0.4 million, or 21%, from $1.8 million in the nine months ended December 31, 2006 to $2.2 million in the nine months ended December 31, 2007. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Income
     Interest income increased $0.8 million, from $1.9 million in the nine months ended December 31, 2006 to $2.7 million in the nine months ended December 31, 2007. The increase was primarily due to higher cash balances in our deposit accounts.

Income Tax Benefit (Expense)
     Income tax expense increased $2.9 million, from $0.2 million in the nine months ended December 31, 2006 to $3.1 million in the nine months ended December 31, 2007. The effective tax rate was approximately 17% in the nine months ended December 31, 2007 and approximately 2% in the nine months ended December 31, 2006. The income tax expense in the nine months ended December 31, 2007 includes a $2.4 million reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2007, we modified our transfer pricing policies for software sold to certain of our international subsidiaries. In assessing the need for a valuation allowance against the deferred tax assets in such international jurisdictions, we considered projected future income as part of its analysis. Due to the transfer pricing changes made during the quarter ended December 31, 2007, we project that certain of our international subsidiaries will be in a profitable position for the foreseeable future. Therefore, we no longer believe that a valuation allowance is necessary against the deferred tax assets in these international operations and recorded a tax benefit of $2.4 million related to the reversal of such valuation allowances. In the nine months ended December 31, 2006, the 2% effective tax rate was primarily the result of the full valuation allowance we maintained against our deferred tax assets at that time.
Liquidity and Capital Resources
     As of December 31, 2007, we had $95.1 million of cash and cash equivalents. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
     In June 2007, we completed our follow-on public offering in which we sold 300,000 shares and certain of our stockholders sold 7,570,000 shares of common stock to the public at a price of $17.00 per share. After deducting the underwriting discounts, commissions and other offering costs, our net proceeds from the offering were approximately $4.3 million. During the nine months ended December 31, 2007, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay approximately $7.5 million in satisfaction of the outstanding principal on our term loan.
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
     Net cash provided by operating activities was $23.4 million in the nine months ended December 31, 2007 and $22.5 million in the nine months ended December 31, 2006. In both the nine months ended December 31, 2007 and 2006, cash generated by operating activities was primarily due to net income adjusted for the impact of noncash charges and increases in deferred services revenue and accrued liabilities, partially offset by an increase in accounts receivable due to higher revenue. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances should continue to grow as well.
     Net cash used in investing activities was $3.1 million in both the nine months ended December 31, 2007 and 2006. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure.
     Net cash provided by (used in) financing activities was $9.4 million in the nine months ended December 31, 2007 and ($10.5) million in the nine months ended December 31, 2006. The cash provided by financing activities in the nine months ended December 31, 2007 was due to $8.1 million of proceeds from the exercise of stock options, $4.5 million of excess tax benefits recognized as a result of the stock option exercises and $4.3 million of net proceeds generated from our follow-on public offering, partially offset by the cash use of $7.5 million in principal repayment on our term loan. The cash used in financing activities in the nine months ended December 31, 2006 was primarily due to the cash use of $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, partially offset by proceeds generated of approximately $82.2 million from our initial public offering and concurrent private placement, net of underwriting fees and offering cost. In addition, we incurred net borrowings of $8.8 million in the nine months ended December 31, 2006 under our term loan in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering.
     Working capital increased $40.4 million from $34.9 million as of March 31, 2007 to $75.2 million as of December 31, 2007. The increase in working capital is primarily due to a $30.1 million increase in cash and cash equivalents and an $11.7 million increase in accounts receivable, partially offset by a $10.0 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of noncash charges, cash received from the exercise of stock options and the increase in deferred revenue, partially offset by the net cash used in connection with the transactions associated with our follow-on public offering and purchases of property and equipment. The increase in accounts receivable is primarily due to the growth in revenue.
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
Off-Balance Sheet Arrangements
     As of December 31, 2007, we had no off-balance sheet arrangements.
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

     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of December 31, 2007, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 36% of our sales were outside the United States in the nine months ended December 31, 2007 and 30% were outside the United States in fiscal 2007. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated gains or losses.
     We estimate that a 10% change in foreign exchange rates would impact our reported operating profit by approximately $1.7 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and, based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.
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

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

CommVault Systems, Inc.
Dated: February 7, 2008	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: February 7, 2008	By:	/s/ Louis F. Miceli
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