Form 10-K
period 2008-03-31
COMMVAULT SYSTEMS INC
filed 2008-05-16
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2007, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $745 million.

As of April 30, 2008, there were 42,751,989 shares of the registrant’s common stock ($0.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2008. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.

FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2008

FORWARD-LOOKING STATEMENTS

The discussion throughout this Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. You should be aware that these statements and any other forward-looking statements in this document reflect only our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond our control and may cause actual results and performance to differ materially from our expectations. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under the heading “Risk Factors.” Accordingly, you should not place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which the statements were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business

Company Overview

CommVault is a leading provider of data and information management software applications and related services. We develop, market and sell a unified suite of data management software applications under the Simpana brand. Our software was formerly marketed under the QiNetix brand name. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set, to deliver Data Protection, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Simpana provides our customers with:

•	high-performance data protection, including backup and recovery;

•	disaster recovery of data;

•	data migration and archiving;

•	global availability of data;

•	replication of data;

•	creation and management of copies of stored data;

•	storage resource discovery and usage tracking;

•	enterprise-wide search capabilities;

•	data classification; and

•	management and operational reports and troubleshooting tools.

Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.

Simpana enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the remote office to the data center, covering the leading operating systems, relational databases and applications. In addition to addressing today’s data management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets, including the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle and through sharing and better utilization of storage resources across the enterprise. Simpana also can provide our customers with reduced operating costs through a variety of features, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.

Simpana is built upon an innovative architecture and a single underlying code base that consists of:

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

We refer to this single, unified code base underlying each of our Simpana applications as our Common Technology Engine. Each data management software application within our Simpana suite is designed to be best-in-class and is fully integrated into our Common Technology Engine. Our single platform architectural design is unique and differentiates our products from those of our competitors, some of whom offer similar applications built upon disparate underlying software architectures, which we refer to as point products. We believe the disparate, underlying software architectures of their products inhibit our competitors’ ability to match the seamless management, interoperability and scalability of our internally-developed, single platform approach and common user interface.

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners include Dell, Hitachi Data Systems, Bull SAS (“Bull”) and Incentra Solutions, Inc. As of March 31, 2008, we had licensed our data management software to approximately 8,000 registered customers.

CommVault’s executive management team has led the growth of our business, including the development and release of all our software, since its introduction as Galaxy backup and recovery in February 2000. Under the guidance of our management team, we have sustained technical leadership with the introduction of new data management applications and have garnered numerous industry awards and recognition for our innovative solutions.

Certain financial information with respect to geographic segments is contained in Note 11 to our consolidated financial statements set forth in Item 8.

Our internet address is www.commvault.com. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements related to our annual stockholders’ meetings and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investors Relations portion of our web site free of charge. The contents of our web site are not incorporated by reference into this Form 10-K or in any other report, statement or document we file with the SEC.

Industry Background

The driving forces for the growth of the data management software industry are the rapid growth of data and the need to protect and manage that data.

Data is widely considered to be one of an organization’s most valued assets. The increasing reliance on critical enterprise software applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools is resulting in the rapid growth of data across all enterprises. New government regulations, such as those issued under the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (HIPAA) and the Basel Committee on Banking Supervision (Basel II), as well as company policies requiring data preservation, are expanding the proportion of data that must be archived and easily accessible for future use. In addition, ensuring the security, availability and integrity of the data has become a critical task as regulatory compliance and corporate governance objectives affecting many organizations mandate the creation of multiple copies of data with longer and more complex retention requirements.

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

Our Software

We provide our customers with a single platform, scalable suite of data and information management software applications that are fully integrated into our Common Technology Engine. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single browser-based interface. We provide our customers with high-performance data protection, including backup and recovery, disaster recovery of data, data migration and archiving, global data availability, replication of data, creation and management of copies of stored data, storage resource discovery and usage tracking, enterprise-wide search capabilities, data classification, management and operational reports and troubleshooting tools.

Our software fully interoperates with a wide variety of operating systems, applications, network devices, protocols, storage arrays, storage formats and tiered storage infrastructures, providing our customers with the flexibility to purchase and deploy a combination of hardware and software from different vendors. As a result, our customers can purchase and use the optimal hardware and software for their needs, rather than being restricted to the offerings of a single vendor. Key benefits of our software and related services include:

•	Dynamic Management of Widely Distributed and Networked Data. Our software is specifically designed to optimize management of data on tiered storage and widely distributed data environments, including SAN and NAS. Our architecture enables the creation of policies that automate the movement of data based on business goals for availability, recoverability and disaster tolerance. User-defined policies determine the storage media on which data should reside based on its assigned value.

•	Single Platform Suite of Applications Built upon a Common Technology Engine. All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data management applications in our suite of software applications delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our unified suite or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.

•	Global Scalability and Seamless Centralized Data Management. Our software is highly scalable, enabling our customers to keep pace with the growth of data and technologies deployed in their enterprises. We use the same underlying software architecture for large global enterprise, small and medium sized business and government agency deployments. We offer a centralized, browser-based management console from which policies automatically move data according to users’ needs for data access, availability and cost objectives. With Simpana, our customers can automate the discovery, management and monitoring of enterprise-wide storage resources and applications.

•	State-of-the-Art Customer Support Services. We offer 24/7 global technical support. Our support operations center at our Oceanport, New Jersey headquarters is complemented by local support resources, including centers in Europe, Australia, India and China. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage networking infrastructures. Our customer support process includes the expertise of product development, field and customer support engineers. In addition, we incorporate into our software many self-diagnostic and troubleshooting capabilities and provide automated web-based support capabilities to our customers. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system.

•	Superior Professional Services. We are committed to providing high-value, superior professional services to our customers. Our Global Professional Services group provides complete business solutions that

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

Products

Simpana is comprised of five distinct data and information management software application modules, all of which share our Common Technology Engine. Each application module can be used individually or in combination with other application modules from our single platform suite. The following table summarizes the components of our unified suite:

Simpana Suite of Data Management Application Modules	Functionality

Data Protection	High-performance backup and restoration of enterprise data
Archive	Enterprise-wide storage management and e-discovery with solutions for email, collaboration, file system and Network Attached Storage (NAS) data
Replication	Protection of critical applications and remote office data with snapshots and real-time replication
Resource Management	Solutions to monitor storage utilization, data growth, operational costs and service-level attainment
Search	Web browser allows search, sort, select and retrieval of corporate files and information from online, archive, and backup data copies

Data Protection

Data Protection provides capabilities for the backup and recovery of data using disk-to-disk and disk-to-disk-to-tape. Reliable, drill-down recovery in a unified console provides fast and easy-to-use browse and selection of the data. Integrated support for applications, file systems and databases ensures coherent protection and recovery.

The products offered under our Data Protection application module include:

•	CommVault Galaxy Back-up & Recover for enterprise protection; and

•	CommVault Galaxy Express Backup & Recovery for small- and medium-business protection.

Archive

Archive enables enterprise-wide storage management and e-discovery with solutions for email, collaboration, file system and Network Attached Storage (NAS) data. With built-in tiered storage and multi-platform support including Microsoft Exchange servers, IBM Lotus systems, and Microsoft SharePoint data, comprehensive archive management is simplified. Active migration of network attached storage (NAS), e-mail and file system data reduces primary storage use, extending the life of storage systems and reducing the time required for data protection. Active archive of e-mail data preserves it for compliance and discovery purposes.

The products offered under our Archive application module include:

•	Data Archiver (formerly known as Data Migrator) for NAS, email and file system active-migration, including Exchange, SharePoint and IBM Lotus Domino Server data; and

•	Data Archiver Compliance Option (previously known as Data Archiver) for compliance archiving of Exchange Journal data.

Replication

Replication provides capabilities for creating online replicas of production data, which deliver better recovery point and recovery time objective benefits than traditional backup and recovery approaches because they are immediately available and do not need to be restored before use. Also, traditional backup can be performed from replica images rather than from production data, to avoid performance impacts.

The products offered under our Replication application module include:

•	CommVault Continuous Data Replicator for continuous capture replication on Windows, Linux and UNIX host system;

•	CommVault Quick Recovery software for managing array-based snapshot creation; and

•	CommVault Recovery Director software for using Quick Recovery images as the basis for creating CommVault Galaxy backup copies.

Resource Management

Resource Management provides solutions to monitor and manage storage utilization, data growth, operational costs and service-level attainment.

The products offered under our Resource Management application module include:

•	CommVault Storage Manager for resource, application and file system analysis of data residing on primary storage; and

•	CommVault CommNet Service Manager for enterprise wide monitoring and analysis of primary storage utilization and secondary storage operations.

Storage Manager provides insight into data on primary storage through discovery, trending and analysis. Storage Manager’s value lies in its ability to improve storage utilization, identify assets and increase visibility into data growth. CommNet provides consolidated monitoring and analysis of CommVault managed data movement operations across one or more locations. CommNet’s true value lies in its ability to monitor service-level attainment, optimize data management services, align data protection policies across storage tiers and minimize costs across the life cycle.

Search

Our Search web interface services the growing demands of business compliance and legal discovery teams as well as end-users. It includes capabilities designed to assist organizations in responding to legal discovery actions and compliance audits. It enables higher levels of business productivity and competitiveness by offering users direct access to data.

Our Search web interface allows search, sort, select and retrieve of corporate files and information from online, archive, and backup data copies. This is done with a web browser, without having to install an application on the desktop. Users also have the option of accessing this rich information natively within their own Microsoft Outlook using an Outlook plug-in. For legal discovery and compliance search, auditors and business teams have access to data owned by multiple users across all applications. This allows for rapid retrieval of electronically stored information when litigation is pending.

Simpana includes intelligent operations management capabilities (iQ Ops) to simplify the management of complex data and network and storage information technology operations. iQ Ops provides proactive and reactive monitoring and reporting functions, alert notification and analysis enabling customers to quickly detect, troubleshoot and resolve potential problems. Combined with the reliability and resiliency features of our Common Technology Engine, iQ Ops enables our customers to improve overall operations with higher system availability.

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

We have established a global customer support organization built specifically to handle our expanding customer base. We offer multiple levels of customer support that can be tailored to the customer’s response needs and business sensitivities. Our customer support services consist of:

•	Real-Time Support. Our support staff is available 24/7 by telephone to provide first response and manage the resolution of customer issues. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution. Our software design is also an important element in our comprehensive customer support, including “root cause” problem analysis, intelligent alerting and troubleshooting assistance. Our software is directly linked to our online support database allowing customers to analyze problems without engaging our technical support personnel.

•	Significant Network and Hardware Expertise. Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem, regardless of whether the issue is directly related to our products or to those of another vendor. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.

•	Global Operations. We enhanced our Oceanport, New Jersey support operations with a new state-of-the-art technical support center, which became operational in April 2006. We also have established key support operations in Hyderabad, India, Oberhausen, Germany, Sydney, Australia and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.

We also provide a wide range of other professional services that consist of:

•	Assessment and Design Services. Our assessment and design services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment.

•	Implementation and Post-deployment Services. Our professional services team helps customers efficiently configure, install and deploy our Simpana suite based on specified business objectives. Our SystemCare Review Services group assists our customers with assessing the post-deployment operational performance of our Simpana suite.

•	Training Services. We provide global onsite and offsite training for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials.

In January 2008, we announced our first software-as-a-service (“SaaS”) product, Remote Operations Management Service (“ROMS”). It is an innovative web-based integrated support automation system that provides customers with overnight, weekend and holiday monitoring. Through a user-friendly, intuitive web dashboard, users can access and track real-time alert, trend and storage usage reports anytime, anywhere. We believe that ROMS will help broaden our leadership position in providing highly-differentiated, world-class support to customers.

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

Our significant strategic relationships include Dell, Hitachi Data Systems and Microsoft. In addition to these relationships, we maintain relationships with a broad range of industry vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies. These vendors include Brocade Communications Systems, Inc., Cisco Systems, Inc., EMC Corporation (“EMC”), Hewlett-Packard Company (“Hewlett-Packard”), International Business Machines Corporation (“IBM”), Network Appliance, Inc., Novell, Inc., Oracle Corporation and SAP AG.

Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.  Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2008, we had approximately 300 reseller partners and systems integrators distributing our software worldwide.

In order to broaden our market coverage, we have original equipment manufacturer distribution agreements with Dell, Hitachi Data Systems, Bull and Incentra Solutions, Inc. Under these agreements, the original equipment manufacturers sell, market and support our software applications and services independently and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer agreements do not contain any minimum purchase or sale commitments. In addition to our original equipment manufacturer agreement with Dell, we also have a corporate reseller agreement with the Dell Software and Peripherals division. We also recently entered into a collaborative reseller agreement with Sun Microsystems, Inc. (“Sun”) pursuant to which they have agreed to promote, market, resell and distribute certain of our products. Our agreement with Sun is a world-wide agreement.

Additionally, we have a distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial and U.S. federal government markets. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Most of our North American resellers have been transitioned to ATI throughout fiscal 2007 and fiscal 2008.

Customers

We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2008, we had licensed our software applications to approximately 8,000 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.

Sales through our original equipment manufacturer agreement with Dell accounted for approximately 6% of our total revenues for fiscal 2008 and 7% for fiscal 2007. Sales through our reseller agreement with Dell accounted for approximately 18% of our total revenues for fiscal 2008 and 12% of our total revenues for fiscal 2007. Dell is an original equipment manufacturer and a reseller that purchases software from us for resale to its customers, but is not the end user of our software. Sales generated through our distribution agreement with ATI accounted for approximately 13% of our total revenue in fiscal 2008. Sales to the U.S. federal government accounted for approximately 7% of our total revenues in both fiscal 2008 and fiscal 2007.

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

Sales and Marketing

We sell our data and storage management software applications and related services to large global enterprises, small and medium sized businesses and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2008, we had 213 employees in sales and marketing. These employees are located in the Americas, Europe, Australia, Africa and Asia.

We have a variety of marketing programs designed to create brand recognition and market awareness for our product offerings and for sales lead generation. Our marketing efforts include active participation at trade shows, technical conferences and technology seminars; advertising; public relations; publication of technical and educational articles in industry journals; sales training; and preparation of competitive analyses. In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our data management software applications. As of March 31, 2008, we had 241 employees in our research and development group, of which 61 are located at our Hyderabad, India development center. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $26.9 million on research and development activities in fiscal 2008, $23.4 million in fiscal 2007 and $19.3 million in fiscal 2006.

Competition

The data storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We currently compete with other providers of data management software as well as large storage hardware manufacturers that have developed or acquired their own data management software products. These manufacturers have the resources and capabilities to develop their own data management software applications, and many have been making acquisitions and broadening their efforts to include broader data management and storage products. These manufacturers and/or our other current and potential competitors may establish cooperative relationships among themselves or with third parties, creating new competitors or alliances. Large operating system and application vendors, including Microsoft, have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause some features of our software applications to become redundant.

The following are our primary competitors in the data management software applications market, each of which has one or more products that compete with a part of or our entire software suite:

•	CA (formerly known as Computer Associates International, Inc.);

•	EMC;

•	Hewlett-Packard;

•	IBM; and

•	Symantec.

The principal competitive factors in our industry include product functionality, product performance, product integration, platform coverage, ability to scale, price, worldwide sales infrastructure, global technical support, name recognition and reputation. The ability of major system vendors to bundle hardware and software solutions is also a significant competitive factor in our industry. Although many of our competitors have greater resources, a larger installed customer base and greater name recognition, we believe we compete favorably on the basis of these competitive factors.

Our unique product architecture is one of the primary reasons why we compete so successfully. Where other competitive solutions in the market are based on multiple disparate products, our modular offering is based on a single, unified, underlying code base resulting in favorable efficiencies in functionality, integration, scalability and support. Our focused approach to information management and our ability to respond to customer feedback also drives the functionality and features of our products, which we believe lead the industry in terms of performance and usability, as evidenced by numerous industry awards we have received in the past 12 months such as the SearchStorage.com “Product of the Year” 2007 Gold Medal: Backup & Disaster Recovery and the 2007 Diogenes Labs — Storage Magazine Quality Award for Enterprise Backup Software.

From a customer perspective, highly integrated products such as ours, which are based on a single, unified, underlying code base, are easier and less expensive to deploy, operate and manage. This, in turn, makes it significantly easier to scale our products over a customer’s entire IT environment. Supporting and enhancing our products is made more efficient due to this single, unified, underlying code base, unlike our competitors who are required to support and enhance multiple disparate products, most of which are based on differing underlying software codes. Supporting multiple disparate products places larger demands on our competitors’ internal human and operational capital. We believe our Simpana product, because of its unique architecture, creates a compelling functional, integration, scalability and support advantage. We continue to expand our worldwide sales infrastructure and increase our distribution throughout the Americas, Europe, Australia and Asia to meet the needs of our business.

Some of our competitors have greater financial resources and may have the ability to offer their products at lower prices than ours. In addition, some of our competitors have greater name recognition than us, which could provide them a competitive advantage at some customers. Some of our competitors also have longer operating histories, have substantially greater technical, sales, marketing and other global resources than we do, as well as a larger installed customer base and broader product offerings, including hardware. As a result, these competitors can devote greater resources to the development, promotion, sale and support of their products than we can.

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

As of March 31, 2008, we had 25 issued patents and 137 pending patent applications in the United States, as well as 23 issued patents in foreign countries and 73 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.

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

We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We also currently resell certain other software from Microsoft, including Windows Pre-installation Environment software, used in conjunction with our software applications, pursuant to an agreement with Microsoft that expires February 28, 2009. We have entered into and expect to enter into agreements with additional third parties to license their technology for use with our software applications.

Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software and we may incorporate open source software into other products in the future. The use of such open source software may ultimately subject some products to unintended conditions, which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.

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

In the United States, we own federal registrations for or have common law trademark rights in the following marks: CommVault, CommVault and logo, the “CV” logo, CommVault Systems, Solving Forward, SIM, Singular Information Management, Simpana, CommVault Galaxy, Unified Data Management, QiNetix, Quick Recovery, QR, CommNet, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, Recovery Director, CommServe, CommCell, and ROMS. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.

Employees

As of March 31, 2008, we had 866 employees worldwide, including 213 in sales and marketing, 241 in research and development, 109 in general and administration and 303 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table presents information with respect to our executive officers as of May 15, 2008:

Name	Age	Position

N. Robert Hammer	66	Chairman, President and Chief Executive Officer
Alan G. Bunte	54	Executive Vice President and Chief Operating Officer
Louis F. Miceli	58	Vice President and Chief Financial Officer
Ron Miiller	41	Vice President of Sales, Americas
Anand Prahlad	40	Vice President, Product Development
Suresh P. Reddy	45	Vice President, Worldwide Technical Services & Support
Steven Rose	50	Vice President, EMEA & ASEAN
David West	42	Vice President, Marketing and Business Development

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

Alan G. Bunte has served as our Executive Vice President and Chief Operating Officer since October 2003 and served as our senior vice president from December 1999 until October 2003. Since January 2008, Mr. Bunte has also served as a director of CommVault. Prior to joining our company, Mr. Bunte was with Norand Corporation from 1986 to January 1998, serving as its senior vice president of planning and business development from 1991 to January 1998. Mr. Bunte obtained his bachelor’s and master’s degrees in business administration from the University of Iowa.

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

Anand Prahlad has served as our Vice President, Product Development since May 2001 and has been with our company since 1994 as a software development and software developer manager , and from February 1999 to May 2001, as our senior director of product development. As a software developer, Mr. Prahlad oversaw the development of our QiNetix Galaxy software applications. Prior to joining our company, Mr. Prahlad was a software engineer with Mortgage Guaranty Insurance Corporation, a provider of private mortgage insurance coverage. Mr. Prahlad obtained his bachelor’s degree from Jawaharlal Nehru Technological University in India and his master’s degree in electrical and computer engineering from Marquette University.

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

Steven Rose has served as our Vice President, EMEA & ASEAN since June 2006. Prior to joining our company, Mr. Rose served as Vice President, United Kingdom and Ireland of Veritas Software Corp. from 2003 to July 2005 , and after Veritas’ merger with Symantec in July of 2005, as the United Kingdom Managing Director for the combined entity. Prior to joining Veritas, Mr. Rose served as Chief Executive Officer of CopperEye, a United Kingdom based software company, from 2002 to 2003, and prior to that served as Managing Director, Europe for FatWire Corporation, a New York based software company, from 2001 to 2002. Prior to joining FatWire, Mr. Rose served as the Managing Director, Europe of NEON Systems (UK) Ltd., a United Kingdom based company selling software products for systems integration, from 1997 to 2001. Prior to joining NEON Systems, Mr. Rose held several sales, marketing and general management positions with several software and systems companies, including

TCAM Systems (UK) Ltd., Royal Blue Technologies, Ltd., and Network Systems Corporation. Mr. Rose attended the Royal Military Academy, Sandhurst and served as an officer in the British Army for six years.

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

The data management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include CA, Inc. (formerly known as Computer Associates International, Inc.), EMC, Hewlett-Packard, IBM and Symantec Corporation.

The principal competitive factors in our industry include product functionality, product integration, platform coverage, ability to scale, price, worldwide sales infrastructure, global technical support, name recognition and reputation. The ability of major system vendors to bundle hardware and software solutions is also a significant competitive factor in our industry. If we are unable to address these competitive factors, our competitive position could weaken and we could experience a decline in revenues that could adversely affect our business.

Most of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases, greater name recognition and broader product offerings, including hardware. These competitors can devote greater resources to the development, promotion, sale and support of their products than we can and have the ability to bundle their hardware and software products in a combined offering. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

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

We cannot predict our future revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

•	the unpredictability of the timing and magnitude of orders for our software applications — during fiscal 2007 and fiscal 2008, a majority of our quarterly revenues was earned and recorded near the end of each quarter;

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

•	the ability of our original equipment manufacturers and resellers to meet their sales objectives;

•	market acceptance of our new applications and enhancements;

•	our ability to control expenses;

•	changes in our pricing and distribution terms or those of our competitors;

•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

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

Our future performance depends on the continued service of our key technical, sales, services and management personnel. We rely on our executive officers and senior management to execute our existing business operations and identify and pursue new growth opportunities. The loss of key employees could result in significant disruptions to our business, and the integration and training of replacement personnel could be time consuming, cause additional disruptions to our business and be unsuccessful. We do not carry key person life insurance covering any of our employees.

Our future success also depends on our continued ability to attract and retain highly qualified technical, sales, services and management personnel. Competition for such personnel is intense, and we may fail to retain our key technical, sales, services and management employees or attract or retain other highly qualified technical, sales, services and management personnel in the future. The volatility of our stock price may from time to time adversely affect our ability to attract or retain employees. If we are unable to hire or retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our personnel costs would be excessive and our business and profitability could be adversely affected.

Our ability to sell our software applications is highly dependent on the quality of our services offerings, and our failure to offer high quality support and professional services would have a material adverse affect on our sales of software applications and results of operations.

Our services include the assessment and design of solutions to meet our customers’ storage management requirements and the efficient installation and deployment of our software applications based on specified business objectives. Further, once our software applications are deployed, our customers depend on us to resolve issues relating to our software applications. A high level of service is critical for the successful marketing and sale of our software. If we or our partners do not effectively install or deploy our applications, or succeed in helping our customers quickly resolve post-deployment issues, it would adversely affect our ability to sell software products to existing customers and could harm our reputation with prospective customers. As a result, our failure to maintain high quality support and professional services would have a material adverse effect on our sales of software applications and results of operations.

We rely on indirect sales channels, such as distributors, value-added resellers, systems integrators and corporate resellers, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, generally do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers, or they could fail to perform as we anticipate, which could reduce our sales. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. The use of resellers is an integral part of our distribution network. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future. Sales through our reseller agreement with Dell accounted for approximately 18% of total revenues for fiscal 2008 and approximately 12% of total revenues for fiscal 2007. Dell accounted for a total of approximately 20% of our accounts receivable balance as of March 31, 2008 as a result of our reseller agreement and our original equipment manufacturer agreement. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.

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

In addition, we have a distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial and U.S. federal government markets. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales through our distribution agreement with ATI accounted for approximately 13% of our total revenues for fiscal 2008. ATI accounted for a total of approximately 24% of our accounts receivable balance as of March 31, 2008 as a result of our reseller agreement. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.

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

Sales through our original equipment manufacturer agreements accounted for approximately 12% of our total revenues for fiscal 2008 and approximately 13% of our total revenues for fiscal 2007. Sales through our original equipment manufacturer agreement with Dell accounted for approximately 6% of total revenues for fiscal 2008 and 7% for fiscal 2007. If we were to see a decline in our sales through Dell it could have a significant adverse effect on our results of operations.

Sales of one of our software applications make up a substantial portion of our revenues, and a decline in demand for this software application could have a material adverse effect on our sales, profitability and financial condition.

We derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 77% of our total software revenue for fiscal 2008 and 83% for fiscal 2007. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. As a result, we are particularly vulnerable to fluctuations in demand for this software application, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for this software application declines significantly, our sales, profitability and financial condition would be adversely affected.

Our software applications are complex and contain undetected errors, which could adversely affect not only our software applications’ performance but also our reputation and the acceptance of our software applications in the market.

Software applications as complex as those we offer contain undetected errors or failures, especially when products are first introduced or new versions are released. Despite extensive testing by us and by our customers, we have in the past discovered errors in our software applications and will do so in the future. As a result of past discovered errors, we experienced delays and lost revenues while we corrected those software applications. In addition, customers in the past have brought to our attention “bugs” in our software created by the customers’ unique operating environments, which are often characterized by a wide variety of both standard and non-standard configurations that make pre-release testing very difficult and time consuming. Although we have been able to fix these software bugs in the past, we may not always be able to do so. Our software products may also be subject to intentional attacks by viruses that seek to take advantage of these bugs, errors or other weaknesses. Any of these events may result in the loss of, or delay in, market acceptance of our software applications and services, which would seriously harm our sales, results of operations and financial condition.

Furthermore, we believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective software applications and services. The occurrence of errors in our software applications or the detection of bugs by our customers may damage our reputation in the market and our relationships with our existing customers, and as a result, we may be unable to attract or retain customers.

In addition, because our software applications are used to manage data that is often critical to our customers, they may have a greater sensitivity to defects in our products than to defects in other, less critical, applications. As a result, the licensing and support of our software applications involve the risk of product liability claims. Any product liability insurance we carry may not be sufficient to cover our losses resulting from product liability claims. The successful assertion of one or more large claims against us could have a material adverse effect on our financial condition.

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

Our software applications operate primarily on the Windows, UNIX, Linux and Novell Netware operating systems and the hardware devices of numerous manufacturers. When new or updated versions of these operating systems and hardware devices are introduced, it is often necessary for us to develop updated versions of our software applications so that they interoperate properly with these systems and devices. We may not accomplish these development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems and hardware will be. These development efforts require the cooperation of the developers of the operating systems and hardware, substantial capital investment and the devotion of substantial employee resources. For some operating systems, we must obtain some proprietary application program interfaces from the owner in order to develop software applications that interoperate with the operating system. Operating system owners have no obligation to assist in these development efforts. If they do not provide us with assistance or the necessary proprietary application program interfaces on a timely basis, we may experience delays or be unable to expand our software applications into other areas.

We may not receive significant revenues from our current research and development efforts for several years, if at all.

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $26.9 million, or approximately 14% of our total revenues in fiscal 2008, and $23.4 million, or 15% of our total revenues in fiscal 2007. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

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

We could expend significant funds and resources during a sales cycle and ultimately fail to win the customer. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

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

We have experienced a period of significant growth in recent years. Our revenues increased 31% for fiscal 2008 compared to fiscal 2007 and 38% for fiscal 2007 compared to fiscal 2006. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

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

Our services revenue, which includes fees for customer support, assessment and design consulting, implementation and post-deployment services and training, was approximately 45% of our total revenues for fiscal 2008, 44% for fiscal 2007 and approximately 43% of our total revenues for fiscal 2006. Our services revenue has lower gross margins than our software revenue. The gross margin of our services revenue was 72.5% for fiscal 2008, 70.2% for fiscal 2007 and 71.9% for fiscal 2006. The gross margin of our software revenue was 97.8% for fiscal 2008, 98.0% for fiscal 2007 and 97.2% for fiscal 2006. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 36% of our revenues from outside the United States in fiscal 2008 and approximately 30% in fiscal 2007.

In addition to facing risks similar to the risks faced by our domestic operations, our international operations are also subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:

•	difficulties in staffing and managing our international operations;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	general economic conditions in the countries in which we operate, including seasonal reductions in business activity in the summer months in Europe and in other periods in other countries, could have an adverse effect on our earnings from operations in those countries;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements may occur, including those pertaining to export restrictions, trade and employment restrictions and intellectual property protections;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	competition from local suppliers;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, war or acts of terrorism.

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

We have been profitable for the last four fiscal years, however, may be unable to sustain future profitability.

We have been profitable for the last four fiscal years, generating net income of $20.8 million for fiscal 2008, $64.3 million for fiscal 2007, $10.8 million for fiscal 2006 and $0.5 million in fiscal 2005. In fiscal 2007, we recorded an income tax benefit of $45.4 million primarily due to the reversal of substantially all of our deferred income tax valuation allowance, which resulted in net income of $64.3 million. As of March 31, 2008, we had an accumulated deficit of $94.9 million. We intend to continue to expend significant funds in developing our software and service offerings and for general corporate purposes, including marketing, services and sales operations, hiring additional personnel, upgrading our infrastructure and expanding into new geographical markets. We expect that associated expenses will precede any revenues generated by the increased spending. If we experience a downturn in business, we may incur losses and negative cash flows from operations, which could materially adversely affect our profitability, results of operations and capitalization.

We are exposed to domestic and foreign currency fluctuations that could harm our reported revenues and results of operations.

Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. We generated approximately 36% of our revenues from outside the United States in fiscal 2008 and approximately 30% in fiscal 2007. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. We have not historically hedged our exposure to changes in foreign currency exchange rates, and as a result, we could incur unanticipated gains or losses.

We are currently unable to accurately predict what our long-term effective tax rates will be in the future.

We are subject to income taxes in both the United States and the various foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our long-term effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, as well as other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our income tax provisions. As of March 31, 2008, we have net deferred tax assets of approximately $54.9 million, which are comprised primarily of net operating losses and tax credits in the United States. Consequently, our cash tax rate in the United States will be significantly lower than our effective tax rate for the next one or two fiscal years. However, we expect our cash taxes to continue to increase over time as our cash tax rate approaches our effective tax rate.

Our ability to sell to the U.S. federal government is subject to uncertainties, which could have a material adverse effect on our sales and results of operations.

Our ability to sell software applications and services to the U.S. federal government is subject to uncertainties related to the government’s future funding commitments and our ability to maintain certain security clearances complying with the Department of Defense and other agency requirements. For both fiscal 2008 and 2007, approximately 7% of our revenues were derived from sales where the U.S. federal government was the end user. The future prospects for our business are also sensitive to changes in government policies and funding priorities. Changes in government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or government agencies, could materially adversely affect our ability to sell our software applications to the U.S. federal government, causing our business prospects to suffer.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software applications is difficult, and we expect software piracy to continue to be a persistent problem. In licensing our software applications, we typically rely on “shrink wrap” or “click wrap” licenses that are not signed by licensees. We may have difficulty enforcing these licenses in some jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our attempts to protect our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our software applications or design around patents issued to us or other intellectual property rights of ours. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, from time to time we are participants or members of various industry standard-setting organizations or other industry technical organizations. Our participation or membership in such organizations may, in some circumstances, require us to enter into royalty or licensing agreements with third parties regarding our intellectual property under terms established by those organizations, which we may not find favorable.

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

In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms or at all, and may expose us to additional liability. This liability, or our inability to use any of this third party software, could result in shipment delays or other disruptions in our business that could materially and adversely affect our operating results.

We cannot predict our future capital needs and we may be unable to obtain additional financing, which could have a material adverse effect on our business, results of operations and financial condition.

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

Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, the Common Public License, “Apache-style’’ licenses, “Berkley Software Distribution or BSD-style” licenses and other open source licenses. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. The use of such open source software may ultimately subject some of our products to unintended conditions, which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.

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

Risks Relating to Ownership of Our Common Stock

The price of our common stock may be highly volatile and may decline regardless of our operating performance.

The market price of our common stock could be subject to significant fluctuations in response to:

•	variations in our quarterly or annual operating results;

•	changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business or our competitors;

•	the public’s response to our press releases, rumors, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	sales of common stock by our directors, officers and significant stockholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.

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

We will continue to incur significant costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and new NASDAQ rules promulgated in response to the Sarbanes-Oxley Act regulate corporate governance practices of public companies. Compliance with these public company requirements has increased our costs and we expect that it will continue to increase our costs and make some activities more time consuming. For example, in recent fiscal years we created a new internal Disclosures and Controls Committee and adopted new internal controls and disclosure controls and procedures. In addition, we will continue to incur additional expenses associated with our SEC reporting requirements. A number of those requirements will require us to carry out activities we have not done previously. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our Annual Report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statement as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (“E&Y”), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. Our continued compliance with Section 404 will require that we incur substantial expenses and expend significant management time on compliance related issues. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Oceanport, New Jersey. We currently occupy approximately 127,000 square feet of office space in the Oceanport facility under the terms of an operating lease expiring in July 2013. We believe that our current facility is adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in the United States in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, New York, Oregon, Texas, and Washington; and outside the United States in Kanata, Ontario; Mississauga, Ontario; Calgary, Alberta; Montreal, Quebec; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Beijing, China; Shanghai, China; Guangzhou, China; Sydney, Australia; Melbourne, Australia; Mexico City, Mexico; Sao Paulo, Brazil; and Hyderabad, India.

Item 3.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed and traded on The NASDAQ Global Market under the symbol “CVLT.” We began trading on the NASDAQ Global Market on September 22, 2006. The following table sets forth, for the periods indicated, the high and the low closing sales prices of our common stock, as reported on The NASDAQ Global Market.

	Common Stock
	2008		2007
	High	Low	High	Low

First Quarter	$17.60	$15.35	NM*	NM*
Second Quarter	$19.17	$16.98	$18.15	$14.74
Third Quarter	$22.87	$17.58	$20.74	$16.25
Fourth Quarter	$20.42	$12.40	$20.85	$15.00

*	No Measurement. We began trading on the NASDAQ Global Market on September 22, 2006 upon the completion of our initial public offering.

On April 30, 2008, the last reported sale price of our common stock as reported on the NASDAQ Global Market was $12.30 per share.

Stockholders

As of April 30, 2008, there were approximately 123 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 22, 2006 (the date our common stock began trading on the NASDAQ Global Market) and March 31, 2008, with the cumulative total return of (i) the NASDAQ-100 Technology Sector Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on September 22, 2006 in our common stock, the NASDAQ-100 Technology Sector Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on September 22, 2006 was the closing sales price of $17.00 per share.

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

	9/22/06	12/29/06	3/30/07	6/29/07	9/28/07	12/31/07	3/31/08
CommVault	100.0	117.7	95.3	101.6	108.9	124.6	72.9
NASDAQ Composite Index	100.0	108.8	109.1	117.3	121.7	119.5	102.7
NASDAQ-100 Technology Sector Index	100.0	106.9	106.5	116.9	123.5	115.2	98.6

Issuer Purchases of Equity Securities

On January 30, 2008, the Company’s Board of Directors approved a share-repurchase program permitting the Company to repurchase up to $40.0 million of its common stock over the following 12 months. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended March 31, 2008:

				Maximum Dollar
	Total		Total Number of	Amount of Shares
	Number of	Average	Shares Purchased as	That May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan	Plan
				(In thousands)

January 30 — January 31, 2008	—	—	—	$40,000
February 1 — February 29, 2008	658,464	$15.18	658,464	$30,001
March 1 — March 31, 2008	370,012	$13.55	370,012	$24,987

Total	1,028,476	$14.60	1,028,476	$24,987

Item 6.	Selected Financial Data

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

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Software	$108,959	$83,870	$62,422	$49,598	$39,474
Services	89,344	67,237	47,050	33,031	21,772

Total revenues	198,303	151,107	109,472	82,629	61,246
Cost of revenues:
Software	2,398	1,640	1,764	1,497	1,168
Services	24,586	20,044	13,231	9,975	8,049

Total cost of revenues	26,984	21,684	14,995	11,472	9,217

Gross margin	171,319	129,423	94,477	71,157	52,029
Operating expenses:
Sales and marketing	93,959	68,240	51,326	43,248	37,592
Research and development	26,855	23,398	19,301	17,239	16,214
General and administrative	23,812	18,610	12,275	8,955	8,599
Depreciation and amortization	3,019	2,603	1,623	1,390	1,396

Income (loss) from operations	23,674	16,572	9,952	325	(11,772)
Interest expense	(114)	(326)	(7)	(14)	(60)
Interest income	3,591	2,600	1,262	346	134

Income (loss) before income taxes	27,151	18,846	11,207	657	(11,698)
Income tax (expense) benefit(1)	(6,347)	45,408	(451)	(174)	—

Net income (loss)	20,804	64,254	10,756	483	(11,698)
Less: accretion of preferred stock dividends	—	(2,818)	(5,661)	(5,661)	(5,676)
Less: accretion of fair value of preferred stock upon conversion	—	(102,745)	—	—	—

Net income (loss) attributable to common stockholders	$20,804	$(41,309)	$5,095	$(5,178)	$(17,374)

Net income (loss) attributable to common stockholders per share:(2)
Basic	$0.48	$(1.35)	$0.18	$(0.28)	$(0.93)

Diluted	$0.46	$(1.35)	$0.17	$(0.28)	$(0.93)

Weighted average shares used in computing per share amounts:
Basic	43,188	30,670	18,839	18,712	18,601

Diluted	45,699	30,670	30,932	18,712	18,601

	As of March 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$91,661	$65,001	$48,039	$24,795	$22,958
Working capital	77,513	34,889	24,139	13,441	13,164
Total assets	200,830	148,039	72,568	47,513	41,779
Cumulative redeemable convertible preferred stock:
Series A through E, at liquidation value	—	—	99,168	93,507	87,846
Total stockholders’ equity (deficit)	109,535	78,322	(73,664)	(81,010)	(75,910)

(1)	The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance, partially offset by the recognition of $5.0 million for certain tax reserves.

(2)	See Note 2 in the consolidated financial statements for a reconciliation of the basic and diluted per share calculation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of data and information management software applications and related services. We develop, market and sell a unified suite of data management software applications under the Simpana brand. Our software was formerly marketed under the QiNetix brand name. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set, to deliver Data Protection, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of March 31, 2008, we had licensed our software applications to approximately 8,000 registered customers.

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

In April 1998, our board of directors and a new management team changed our strategic direction. We believed that the data management software industry would shift from local, server-attached environments to more complex and widely distributed data networks. We believed that a broad suite of data management software applications built upon an innovative architecture and a single underlying code base would more easily and cost-effectively manage data in this complex networked environment. We also believed that our competitors would address this opportunity by adapting their legacy platforms and by developing or acquiring new applications built upon dissimilar underlying software architectures. We believed, and continue to believe, that managing data with this type of loosely integrated solution would be more difficult and costly for the customer. We also recognized that our legacy Vault 98 technology was too limited to address the broader data management market opportunity. This vision resulted in an almost two-year development project that culminated in the introduction of our Galaxy data protection software in February 2000. Galaxy represented the first of our software applications built upon our new architectural platform, and we now market it as one of the software products in our CommVault Simpana software suite. The introduction of Galaxy also marked the beginning of the phasing out of both our Vault 98 products and the sale of third party hardware. We substantially completed the phase-out of our sales of Vault 98 products and third party hardware in September 2001.

Our Simpana software suite is comprised of the following five distinct data and information management software application modules: Data Protection (Galaxy Back-up & Recovery), Archive, Replication, Resource Management and Search. All of our software application modules share our Common Technology Engine. In addition to Galaxy Back-up & Recovery, the subsequent release of our other software has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.

In July 2007, we released our CommVault Simpana 7.0 software suite, which significantly expanded the breadth and depth of our existing data management suite. We believe that CommVault Simpana 7.0, which builds on and significantly expands our previous QiNetix platform, will create competitive differentiation in the data management related markets as well as provide us a foundation to shift to providing information management solutions. CommVault Simpana 7.0 is the largest release in our history and contains major enhancements to our software suite of products. Specifically, CommVault Simpana 7.0 provides major enhancements to our existing Backup, Archiving and Replication products and also delivers new product features that are non backup related including Single Instancing, Advanced Archiving, Enterprise-wide Search and Discovery and Data Classification.

We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 77% of our total software revenue for fiscal 2008, and 83% of our total software revenue for fiscal 2007. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. The increase in software revenue generated by our non-Galaxy Backup and Recovery software products, or emerging products, was primarily driven by new components and enhancements related to our CommVault Simpana 7.0 software suite. We anticipate that emerging products software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.

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

We completed our follow-on public offering in June 2007 in which we sold 300,000 shares and certain of our stockholders sold 7,570,000 shares of common stock to the public at a price of $17.00 per share. After deducting the underwriting discounts, commissions and other offering costs, our net proceeds from the offering were approximately $4.3 million. During the fiscal year ended March 31, 2008, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay approximately $7.5 million in satisfaction of the outstanding principal on our term loan.

Sources of Revenues

We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 55% of our total revenues for fiscal 2008, 56% for fiscal 2007 and 57% for fiscal 2006.

Software revenue generated through indirect distribution channels was approximately 80% of total software revenue in fiscal 2008, 69% in fiscal 2007 and 68% in fiscal 2006. Software revenue generated through direct distribution channels was approximately 20% of total software revenue in fiscal 2008, 31% in fiscal 2007 and 32% in fiscal 2006. The shift in software revenue generated through indirect distribution channels compared to our direct sales force is the result of both an increase in software revenue from our international operations (which is almost exclusively transacted through indirect distribution) and a shift to indirect distribution channels from direct distribution in software revenue generated in the United States. In addition, deals initiated by our direct sales force in the United States are sometimes transacted through indirect channels based on end user customer requirements, which are not always in our control. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but would expect more revenue to be generated through indirect distribution over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. An increasing amount of our software revenue is related to such sales arrangements with original equipment manufacturers that have no obligation to sell our software applications. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for 12% of our total revenues for fiscal 2008, 13% of our total revenues for fiscal 2007 and 12% of our total revenues in fiscal 2006.

In February 2007, we signed a wide-ranging distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with ATI to include our U.S. federal government market. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to ATI throughout fiscal 2007 and fiscal 2008. We generated approximately 13% of our total revenue through ATI in fiscal 2008. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.

In May 2007, we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. To date, we have not generated any material revenue through Bull.

In December 2007, we entered into a collaborative reseller agreement with Sun pursuant to which they have agreed to promote, market, resell and distribute certain of our products. Our agreement with Sun is a world-wide agreement. To date, we have not generated any revenue through Sun.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2009, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions typically represent approximately 30% to 35% of our total software revenue in any given period.

Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 45% of our total revenues for fiscal 2008, 44% for fiscal 2007 and 43% for fiscal 2006. The gross margin of our services revenue was 72.5% for fiscal 2008, 70.2% for fiscal 2007 and 71.9% for fiscal 2006. The increase in the gross margin of our services revenue in fiscal 2008 compared to fiscal 2007 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 97.8% for fiscal 2008, 98.0% for fiscal 2007 and 97.2% for fiscal 2006. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.

Description of Costs and Expenses

Our cost of revenues is as follows:

•	Cost of Software Revenue, consists primarily of third-party royalties and other costs such as media, manuals, translation and distribution costs; and

•	Cost of Services Revenue, consists primarily of salary and employee benefit costs in providing customer support and other professional services.

Our operating expenses are as follows:

•	Sales and Marketing, consists primarily of salaries, commissions, employee benefits, stock-based compensation and other direct and indirect business expenses, including travel and related expenses, sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events (such as trade shows and advertising);

•	Research and Development, which is primarily the expense of developing new software applications and modifying existing software applications, consists principally of salaries, stock-based compensation and benefits for research and development personnel and related expenses; contract labor expense and consulting fees as well as other expenses associated with the design, certification and testing of our software applications; and legal costs associated with the patent registration of such software applications;

•	General and Administrative, consists primarily of salaries, stock-based compensation and benefits for our executive, accounting, human resources, legal, information systems and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services and insurance; and

•	Depreciation and Amortization, consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs.

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

Stock-Based Compensation

As of March 31, 2008, we maintain two stock-based compensation plans, which are described more fully in Note 8 of our “Notes to Consolidated Financial Statements.” Prior to April 1, 2006, we accounted for our stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation. Stock-based employee compensation cost was recognized in the Statement of Operations for the year ended March 31, 2006 to the extent stock options granted had an exercise price that was less than the fair value of the underlying common stock on the date of grant. In Note 2 of our consolidated financial statements, we have presented the pro forma effect on net income (loss) attributable to common stockholders as if we had applied the fair value recognition of SFAS 123.

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

Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock option forfeitures. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. We will continue to use peer group volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. The average expected life was determined according to the “simplified method” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

The assumptions used in the Black-Scholes option-pricing model in the fiscal year ended March 31, 2008 and 2007 are as follows:

	Year Ended March 31,
	2008	2007

Dividend yield	None	None
Expected volatility	42% - 47%	48% - 55%
Weighted average expected volatility	44%	51%
Risk-free interest rates	2.76% - 5.18%	4.45% - 5.04%
Expected life (in years)	6.25	6.25

The weighted average fair value of stock options granted was $7.71 during the year ended March 31, 2008, and $8.11 during the year ended March 31, 2007. In addition, the weighted average fair value of restricted stock units awarded was $15.86 per share during the year ended March 31, 2008. As of March 31, 2008, there was approximately $29.0 million of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.93 years. The intrinsic value of the options outstanding as of March 31, 2008, was $36.9 million, of which $30.0 million related to vested options and $6.9 million related to unvested options.

All stock options granted subsequent to the completion of our initial public offering on September 27, 2006 were granted with an exercise price equal to the fair market value of our common stock based on the publically traded price as reported by The NASDAQ Stock Market. In establishing estimates of fair value of our common stock from January 1, 2005 through May 31, 2006, we performed a retrospective determination of fair value of our common stock utilizing the probability weighted expected returns (“PWER”) method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which is more fully described in our prospectus dated September 12, 2006. We estimated the fair value of our common stock from June 1, 2006 through September 26, 2006 based on a contemporaneous valuation using the PWER method for stock options granted on July 27, 2006 and based on the midpoint of the estimated offering range contained in our prospectus for options granted on September 12, 2006.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2008, we had deferred tax assets of approximately $54.9 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2008, we do not maintain a valuation allowance against any of our deferred tax assets.

At March 31, 2008, we have federal and state net operating loss (“NOL”) carryforwards of approximately $59.3 million and $43.8 million, respectively. The federal NOL carryforwards expire from 2021 through 2024, and the state NOL carryforwards expire from 2009 to 2011. At March 31, 2008, we also have NOL carryforwards for foreign tax purposes of approximately $8.8 million which begin to expire in 2009.

At March 31, 2008, we have federal and state research tax credit carryforwards of approximately $9.9 million and $4.8 million, respectively. The federal research tax credit carryforwards expire from 2012 through 2028, and the state research tax credit carryforwards expire through 2014. At March 31, 2008, we have federal Alternative Minimum Tax credit carryforwards of $0.8 million.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, we recognized a charge of $1.1 million to the April 1, 2007 accumulated deficit balance. As of March 31, 2008, we had unrecognized tax benefits of $4.9 million all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, we have recorded our unrecognized tax benefits of $4.9 million and accrued interest and penalties of $1.4 million totaling $6.3 million, which is included in Other Liabilities on the Consolidated Balance Sheet.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Year Ended March 31,
	2008	2007	2006

Revenues:
Software	55%	56%	57%
Services	45%	44%	43%

Total revenues	100%	100%	100%

Cost of revenues:
Software	1%	1%	2%
Services	12%	13%	12%

Total cost of revenues	14%	14%	14%

Gross margin	86%	86%	86%

Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007

Revenues

Total revenues increased $47.2 million, or 31%, from $151.1 million in fiscal 2007 to $198.3 million in fiscal 2008.

Software Revenue.  Software revenue increased $25.1 million, or 30%, from $83.9 million in fiscal 2007 to $109.0 million in fiscal 2008. Software revenue represented 55% of our total revenues in fiscal 2008 compared to 56% in fiscal 2007. Our overall growth in software revenue is derived from a higher volume of purchases of our software applications from both new customers as well as from our expanding base of existing customers. In fiscal 2008, the increase in software revenue is primarily driven by software revenue derived from foreign locations, which increased 65% compared to fiscal 2007. The growth in software revenue in foreign locations is primarily due to increases in Europe, Canada, Asia and Australia as we expand our international operations. Software revenue derived from the United States increased 14% in fiscal 2008 compared to fiscal 2007.

Software revenue through our resellers increased $26.1 million in fiscal 2008 compared to fiscal 2007 and software revenue derived from our direct sales force decreased $3.8 million in fiscal 2008 compared to fiscal 2007. The increase in software revenue through our resellers and the related decrease in software revenue derived from our direct sales force is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners as well as higher revenue through our reseller arrangement with Dell in both the United States and Europe. The overall shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section. In addition, software revenue through our original equipment manufacturers contributed $2.8 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Hitachi Data Systems and Dell.

Software revenue derived from transactions greater than $0.1 million represented approximately 35% of our software revenue in fiscal 2008 and approximately 29% of our software revenue in fiscal 2007. As a result, software revenue from transactions greater than $0.1 million increased by $13.7 million in fiscal 2008 compared to fiscal 2007. This increase is primarily due to a 51% increase in the number of transactions of this type. In both fiscal 2008 and 2007, the average dollar amount of such transactions was approximately $0.2 million. Movements in foreign exchange rates accounted for approximately $3.8 million, or 15%, of the $25.1 million increase in software revenue.

Services Revenue.  Services revenue increased $22.1 million, or 33%, from $67.2 million in fiscal 2007 to $89.3 million in fiscal 2008. Services revenue represented 45% of our total revenues in fiscal 2008 compared to 44% in fiscal 2007. The increase in services revenue is primarily due to a $19.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for approximately $2.7 million, or 12%, of the $22.1 million increase in services revenue.

Cost of Revenues

Total cost of revenues increased $5.3 million, or 24%, from $21.7 million in fiscal 2007 to $27.0 million in fiscal 2008. Total cost of revenues represented 14% of our total revenues in both fiscal 2008 and fiscal 2007.

Cost of Software Revenue.  Cost of software revenue increased approximately $0.8 million, or 46%, from $1.6 million in fiscal 2007 to $2.4 million in fiscal 2008. Cost of software revenue represented 2% of our total software revenue in both fiscal 2008 and fiscal 2007. The increase in cost of software is primarily due to higher distribution and third-party media costs related to our CommVault Simpana 7.0 software suite.

Cost of Services Revenue.  Cost of services revenue increased $4.5 million, or 23%, from $20.0 million in fiscal 2007 to $24.6 million in fiscal 2008. Cost of services revenue represented 28% of our services revenue in fiscal 2008 compared to 30% in fiscal 2007. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $2.2 million resulting from higher headcount and a $1.5 million increase in third-party outsourcing costs. Movements in foreign exchange rates accounted for approximately $0.8 million, or 18%, of the $4.5 million increase in cost of services revenue.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $25.7 million, or 38%, from $68.2 million in fiscal 2007 to $94.0 million in fiscal 2008. The increase is primarily due to a $16.0 million increase in employee compensation, which includes higher headcount costs as well as higher commissions on record revenues. Sales and marketing expenses also increased due to a $3.5 million increase in travel and related expenses due to increased headcount, a $1.8 million increase in advertising and marketing related expenses as we continue to build brand awareness and $1.4 million in higher stock-based compensation expense recorded in accordance with SFAS 123(R). Movements in foreign exchange rates accounted for approximately $3.3 million, or 13%, of the total $25.7 million increase in sales and marketing expenses.

Research and Development.  Research and development expenses increased $3.5 million, or 15%, from $23.4 million in fiscal 2007 to $26.9 million in fiscal 2008. The increase is primarily due to $2.4 million of higher employee compensation resulting from higher headcount and a $0.5 million increase in stock-based compensation recorded in accordance with SFAS 123(R).

General and Administrative.  General and administrative expenses increased $5.2 million, or 28%, from $18.6 million in fiscal 2007 to $23.8 million in fiscal 2008. The increase is primarily due to a $1.8 million increase in employee compensation and related expenses resulting mainly from higher headcount, a $1.0 million increase in compliance and insurance costs associated with being a public company, a $0.7 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R) and a $0.6 million increase in foreign currency transaction losses. Movements in foreign exchange rates accounted for approximately $0.5 million, or 10%, of the total $5.2 million increase in general and administrative expenses.

Depreciation and Amortization.  Depreciation expense increased $0.4 million, or 16%, from $2.6 million in fiscal 2007 to $3.0 million in fiscal 2008. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.

Interest Expense

Interest expense decreased $0.2 million, from $0.3 million in fiscal 2007 to $0.1 million in fiscal 2008. In the first quarter of fiscal 2008, we repaid the outstanding balance on our term loan facility that we entered into in fiscal 2007.

Interest Income

Interest income increased $1.0 million, from $2.6 million in fiscal 2007 to $3.6 million in fiscal 2008. The increase is primarily due to higher cash balances in our deposit accounts.

Income Tax (Expense) Benefit

Income tax (expense) benefit was an expense of $6.3 million in fiscal 2008 compared to a benefit of $45.4 million in fiscal 2007. The effective tax rate in fiscal 2008 was approximately 23%. The effective tax rate in fiscal 2008 differs from the statutory federal income tax rate primarily due to foreign and research tax credits totaling $2.6 million and a $1.3 million reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2007, we modified our transfer pricing policies for software sold to certain of our international subsidiaries. In assessing the need for a valuation allowance against the deferred tax assets in such international jurisdictions, we considered projected future income as part of its analysis. Due to the transfer pricing changes made during the third quarter, we project that certain of our international subsidiaries will be in a profitable position for the foreseeable future. Therefore, we no longer believe that a valuation allowance is necessary against the deferred tax assets in these international operations and recorded a tax benefit of $1.3 million related to the reversal of such valuation allowances.

The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance mainly related to our U.S. jurisdictions, partially offset by the recognition of approximately $5.0 million for certain tax reserves. Until the fourth quarter of fiscal 2007, we had recorded a valuation allowance to fully reserve all our net deferred tax assets. As of March 31, 2007, we determined that based upon a number of factors, including our cumulative taxable income over the past three fiscal years and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, as of March 31, 2007, we reversed substantially all of our deferred income tax valuation allowance and recorded a corresponding tax benefit of $52.2 million. In addition, based on our evaluation of current tax positions during the fourth quarter of fiscal 2007, we recorded a tax charge of $5.0 million to appropriately accrue for probable exposures associated with various filing positions.

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

Software revenue derived from transactions greater than $0.1 million represented approximately 29% of our software revenue in fiscal 2007 and approximately 32% of our software revenue in fiscal 2006. As a result, software revenue from transactions greater than $0.1 million increased by $4.9 million in fiscal 2007 compared to fiscal 2006. This increase is primarily due to a 6% increase in the number of transactions of this type. In both fiscal 2007 and 2006, the average dollar amount of such transactions was approximately $0.2 million. Movements in foreign exchange rates accounted for approximately $1.3 million, or 6%, of the $21.4 million increase in software revenue.

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

Cost of Services Revenue.  Cost of services revenue increased $6.8 million, or 51%, from $13.2 million in fiscal 2006 to $20.0 million in fiscal 2007. Cost of services revenue represented 30% of our services revenue in fiscal 2007 compared to 28% in fiscal 2006. The increase in cost of services revenue was primarily the result of higher employee compensation and travel expenses totaling approximately $3.5 million resulting from higher headcount and increased sales as well as higher third-party outsourcing costs of approximately $0.9 million.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $16.9 million, or 33%, from $51.3 million in fiscal 2006 to $68.2 million in fiscal 2007. The increase was primarily due to a $9.3 million increase in employee compensation, which includes higher headcount costs as well as higher commissions on increased revenue, a $2.3 million increase in stock-based compensation expense due to the adoption of SFAS 123(R) and a $1.9 million increase in travel and related expenses due to increased headcount. Movements in foreign exchange rates accounted for approximately $0.7 million, or 4%, of the $16.9 million increase in sales and marketing expenses.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit was an expense of $0.5 million in fiscal 2006 compared to a benefit of $45.4 million in fiscal 2007. The income tax expense in fiscal 2006 is primarily due to alternative minimum taxes due to the U.S. federal government as well as various state income taxes. The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance mainly related to U.S. jurisdictions, partially offset by the recognition of approximately $5.0 million for certain tax reserves. Until the fourth quarter of fiscal 2007, we had recorded a valuation allowance to fully reserve our net deferred tax assets based on our assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2007, we determined that based upon a number of factors, including our cumulative taxable income over the past three fiscal years and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, as of March 31, 2007 we reversed substantially all of our deferred income tax valuation allowance and recorded a corresponding tax benefit of $52.2 million. In addition, based on our evaluation of current tax positions during the fourth quarter of fiscal 2007, we recorded a tax charge of $5.0 million to appropriately accrue for probable exposures associated with various filing positions.

Liquidity and Capital Resources

As of March 31, 2008, our cash and cash equivalents balance of $91.7 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.

In January 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $40.0 million of our common stock over the following 12 months. During the fourth quarter of fiscal 2008, we repurchased 1,028,476 shares with a total cost of approximately $15.0 million, or an average price of $14.60 per share. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of March 31, 2008, approximately $25.0 million remained under our share repurchase authorization.

In June 2007, we completed our follow-on public offering in June 2007 in which we sold 300,000 shares and certain of our stockholders sold 7,570,000 shares of common stock to the public at a price of $17.00 per share. After deducting the underwriting discounts, commissions and other offering costs, our net proceeds from the offering were approximately $4.3 million. During fiscal 2008, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay approximately $7.5 million in satisfaction of the outstanding principal on our term loan.

In September 2006, we completed our initial public offering and related concurrent private placement and generated net proceeds of approximately $81.7 million. We used the net proceeds, together with net borrowings of $10.0 million under a term loan and $10.1 million of our existing cash and cash equivalents, to pay $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock.

Net cash provided by operating activities was $34.4 million in fiscal 2008, $30.6 million in fiscal 2007 and $25.9 million in fiscal 2006. In fiscal 2008 and 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue and accrued liabilities, partially offset by an increase in accounts receivable due to higher revenues. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances should continue to grow as well. In fiscal 2006, cash provided by operating activities was primarily due to net income adjusted for the impact of noncash charges and an increase in deferred services revenue.

Net cash used in investing activities was $4.3 million in fiscal 2008, $4.2 million in fiscal 2007 and $2.8 million in fiscal 2006. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash used in financing activities was $4.4 million in fiscal 2008 and $9.0 million in fiscal 2007. Net cash provided by financing activities was less than $0.1 million in fiscal 2006. The cash used in financing activities in fiscal 2008 was due to $15.0 million used to repurchase approximately 1.0 million shares of our common stock and $7.5 million in principal repayment on our term loan, partially offset by $8.8 million of proceeds from the exercise of stock options, $5.1 million of excess tax benefits recognized as a result of the stock option exercises and $4.3 million of net proceeds generated from our follow-on public offering. The cash used in financing activities in fiscal 2007 was primarily due to the cash use of $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, partially offset by net proceeds of $82.2 million from our initial public offering and concurrent private placement. In addition, we incurred net borrowings of $7.5 million in fiscal 2007 under our term loan in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering.

Working capital increased $42.6 million from $34.9 million as of March 31, 2007 to $77.5 million as of March 31, 2008. The increase in working capital is primarily due to a $26.7 million increase in cash and cash equivalents and a $22.2 million increase in accounts receivable, partially offset by a $16.1 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of noncash charges, cash received from the exercise of stock options and the increase in deferred revenue, partially offset by cash used to repurchase approximately 1.0 million shares of our common stock under our share repurchase program. The increase in accounts receivable is primarily due to the growth in revenue.

Working capital increased $10.8 million from $24.1 million as of March 31, 2006 to $34.9 million as of March 31, 2007. The increase in working capital was primarily due to a $17.0 million increase in cash and cash equivalents, a $9.6 million increase in the recognized amount of our current portion of deferred tax assets and a $3.8 million increase in our accounts receivable. These increases were partially offset by a $7.5 million increase in accrued liabilities primarily due to a charge to record certain tax reserves, our net borrowing of $7.5 million under our term loan used in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering and a $6.4 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of non-cash charges and the increase in deferred revenue, partially offset by the net cash used in connection with the transactions associated with our initial public offering.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

Our material capital commitments consist of obligations under facilities and operating leases. Some of these leases have free or escalating rent payment provisions. We recognize rent expense under leases on a straight-line basis. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel and additional resources devoted to building our brand name and marketing and sales force.

We generally do not enter into binding purchase commitments. The following table summarizes our existing long-term contractual obligations as of March 31, 2008 (dollars in thousands):

	Payments Due by Period
					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Operating lease obligations	$12,693	$3,678	$4,927	$3,515	$573

The contractual obligations table above excludes our FIN 48 liabilities of totaling $6.3 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $6.3 million is classified as a long-term liability in our consolidated balance sheet as of March 31, 2008 as none of these obligations are anticipated to be paid within one year from April 1, 2008.

We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.

Off-Balance Sheet Arrangements

As of March 31, 2008 and 2007, we had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-2. The impact of adopting certain provisions of Statement 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement will have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2008, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 36% of our sales were outside the United States in fiscal 2008 and 30% were outside the United States in fiscal 2007. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, could incur unanticipated gains or losses.

We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $2.3 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Item 8.	Financial Statements and Supplementary Data

CommVault Systems, Inc.

Consolidated Financial Statements
Fiscal Years Ended March 31, 2008, 2007 and 2006
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
CommVault Systems, Inc.

We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective April 1, 2007 and April 1, 2006, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
May 15, 2008

CommVault Systems, Inc.

Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$91,661	$65,001
Trade accounts receivable, less allowance for doubtful accounts of $275 and $311 at March 31, 2008 and 2007, respectively	44,284	22,044
Prepaid expenses and other current assets	3,409	3,657
Deferred tax assets	15,348	9,616

Total current assets	154,702	100,318
Deferred tax assets, net	39,506	42,543
Property and equipment, net	5,868	4,624
Other assets	754	554

Total assets	$200,830	$148,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,218	$1,500
Accrued liabilities	22,623	20,215
Term loan	—	7,500
Deferred revenue	52,348	36,214

Total current liabilities	77,189	65,429
Deferred revenue, less current portion	7,210	4,284
Other liabilities	6,896	4
Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2008 and 2007	—	—
Common stock, $.01 par value, 250,000 shares authorized, 42,750 shares and 41,968 shares issued and outstanding at March 31, 2008 and 2007, respectively	428	420
Additional paid-in capital	204,386	182,297
Accumulated deficit	(94,922)	(104,333)
Accumulated other comprehensive loss	(357)	(62)

Total stockholders’ equity	109,535	78,322

Total liabilities and stockholders’ equity	$200,830	$148,039

CommVault Systems, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2008	2007	2006

Revenues:
Software	$108,959	$83,870	$62,422
Services	89,344	67,237	47,050

Total revenues	198,303	151,107	109,472
Cost of revenues:
Software	2,398	1,640	1,764
Services	24,586	20,044	13,231

Total cost of revenues	26,984	21,684	14,995

Gross margin	171,319	129,423	94,477
Operating expenses:
Sales and marketing	93,959	68,240	51,326
Research and development	26,855	23,398	19,301
General and administrative	23,812	18,610	12,275
Depreciation and amortization	3,019	2,603	1,623

Income from operations	23,674	16,572	9,952
Interest expense	(114)	(326)	(7)
Interest income	3,591	2,600	1,262

Income before income taxes	27,151	18,846	11,207
Income tax (expense) benefit	(6,347)	45,408	(451)

Net income	20,804	64,254	10,756
Less: accretion of preferred stock dividends	—	(2,818)	(5,661)
Less: accretion of fair value of preferred stock upon conversion	—	(102,745)	—

Net income (loss) attributable to common stockholders	$20,804	$(41,309)	$5,095

Net income (loss) attributable to common stockholders per share:
Basic	$0.48	$(1.35)	$0.18

Diluted	$0.46	$(1.35)	$0.17

Weighted average shares used in computing per share amounts:
Basic	43,188	30,670	18,839

Diluted	45,699	30,670	30,932

CommVault Systems, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

								Accumulated
								Other
	Convertible				Additional			Comprehensive
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Total

Balance at March 31, 2005	19,252	$94,352	18,809	$188	$—	$(61)	$(175,715)	$226	$(81,010)
Stock options exercised			151	2	703				705
Acceleration of stock options					263				263
Deferred compensation related to stock options					9,201	(9,201)			—
Amortization of deferred compensation						1,128			1,128
Accretion of dividends on preferred stock					(5,661)				(5,661)
Comprehensive income:
Net income							10,756		10,756
Foreign currency translation adjustment								155	155

Total comprehensive income									10,911

Balance at March 31, 2006	19,252	94,352	18,960	190	4,506	(8,134)	(164,959)	381	(73,664)
Reversal of deferred compensation upon adoption of SFAS 123(R)					(4,506)	8,134	(3,628)		—
Stock options exercised			350	3	1,861				1,864
Issuance of common stock from initial public offering and concurrent private placement, net			6,251	63	81,673				81,736
Issuance of common stock upon conversion of Series A through E preferred stock			6,333	63	91				154
Issuance of common stock upon conversion of Series AA, BB and CC preferred stock	(19,252)	(94,352)	9,686	97	94,255				—
Cashless exercise of stock warrants and related shares issued pursuant to preemptive rights			388	4	(4)				—
Accretion of dividends on preferred stock					(2,818)				(2,818)
Stock-based compensation					5,969				5,969
Tax benefits from exercise of stock options					1,270				1,270
Comprehensive income:
Net income							64,254		64,254
Foreign currency translation adjustment								(443)	(443)

Total comprehensive income									63,811

Balance at March 31, 2007	—	—	41,968	420	182,297	—	(104,333)	(62)	78,322
Stock-based compensation					8,532				8,532
Tax benefits from exercise of stock options					5,213				5,213
Stock options exercised			1,511	15	8,742				8,757
Repurchase of common stock			(1,029)	(10)	(4,710)		(10,293)		(15,013)
Issuance of common stock from follow-on public offering, net			300	3	4,312				4,315
Cumulative effect of adoption of FIN No. 48							(1,100)		(1,100)
Comprehensive income:
Net income							20,804		20,804
Foreign currency translation adjustment								(295)	(295)

Total comprehensive income									20,509

Balance at March 31, 2008	—	$—	42,750	$428	$204,386	$—	$(94,922)	$(357)	$109,535

CommVault Systems, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$20,804	$64,254	$10,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,155	2,893	1,682
Noncash stock-based compensation	8,532	5,969	1,391
Excess tax benefits from stock-based compensation	(5,084)	(1,233)	—
Deferred income taxes	(3,416)	(52,159)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,199)	(3,806)	67
Prepaid expenses and other current assets	349	(1,780)	109
Other assets	(150)	(317)	105
Accounts payable	651	77	(664)
Accrued liabilities	12,882	9,008	2,234
Deferred revenue and other liabilities	17,868	7,688	10,170

Net cash provided by operating activities	34,392	30,594	25,850
Cash flows from investing activities
Purchase of property and equipment	(4,338)	(4,195)	(2,814)

Net cash used in investing activities	(4,338)	(4,195)	(2,814)
Cash flows from financing activities
Proceeds from the exercise of stock options	8,757	1,864	705
Excess tax benefits from stock-based compensation	5,084	1,233	—
Net proceeds from follow-on public offering of common stock	4,315	—	—
Repurchase of common stock	(15,013)	—	—
Repayments on term loan	(7,500)	(7,500)	(166)
Proceeds from term loan	—	15,000	—
Payments to Series A through E preferred stockholders upon conversion to common stock	—	(101,833)	—
Net proceeds from initial public offering and concurrent private placement	—	82,242	(486)

Net cash provided by (used in) financing activities	(4,357)	(8,994)	53
Effects of exchange rate — changes in cash	963	(443)	155

Net increase in cash and cash equivalents	26,660	16,962	23,244
Cash and cash equivalents at beginning of year	65,001	48,039	24,795

Cash and cash equivalents at end of year	$91,661	$65,001	$48,039

Supplemental disclosures of cash flow information
Interest paid	$158	$283	$7

Income taxes paid	$560	$232	$483

CommVault Systems, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Nature of Business

CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection; disaster recovery of data; data migration and archiving; global availability of data; replication of data; creation and management of copies of stored data; storage resource discovery and usage tracking; enterprise-wide search capabilities; data classification; and management and operational reports and troubleshooting tools. The Company’s unified suite of data management software applications, which is sold under the Simpana brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, income taxes and related reserves, stock-based compensation and accounting for research and development costs. Actual results could differ from those estimates.

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

The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis or as site licenses. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

through model. A sell-through model requires that the Company recognize revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company primarily uses historical renewal rates, and in certain cases, it uses stated renewal rates. Historical renewal rates are supported by performing an analysis in which the Company segregates its customer support renewal contracts into different classes based on specific criteria including, but not limited to, the dollar amount of the software purchased, the level of customer support being provided and the distribution channel. As a result of this analysis, the Company has concluded that it has established VSOE for the different classes of customer support when the support is sold as part of a multiple-element sales arrangement.

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

The Company considers the four basic revenue recognition criteria for each of the elements as follows:

•	Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order, and in some cases, a written contract signed by both the customer and the Company, a SOW evidencing the scope of certain other professional services, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

•	Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered in an electronic format. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

•	Vendor’s fee is fixed or determinable. The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of a sales arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized at the earlier of when cash is collected or when sufficient credit becomes available, assuming all of the other basic revenue recognition criteria are met.

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

Net Income (Loss) Attributable to Common Stockholders per Share

The Company calculates net income (loss) attributable to common stockholders per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF No. 03-6”). Prior to their conversion to common stock upon the closing of the Company’s initial public offering on September 27, 2006, the Company’s Series AA, BB and CC convertible preferred stock and Series A through E cumulative redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company. The holders of the Company’s Series AA, BB and CC convertible preferred stock were entitled to receive a proportionate share of cash dividends declared on the Company’s common stock, calculated on an as if-converted basis. In addition, the holders of the Company’s Series A through E cumulative redeemable convertible preferred stock were entitled to receive dividends out of any assets legally available, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other non-redeemable equity securities and rights entitling the holder to receive additional shares of common stock of the Company) on the common stock of the Company, at a per share rate of $1.788 per annum, or if greater, an amount equal to that paid on any other outstanding shares of the Company. Such dividends accrued and were cumulative.

EITF No. 03-6 requires net income (loss) attributable to common stockholders for the period to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. As a result, basic net income (loss) attributable to common stockholders per share is calculated by dividing undistributed net income (loss) allocable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are comprised of incremental shares of common stock issuable upon the exercise of stock options and warrants, the vesting of restricted stock units and upon the conversion of preferred stock prior to the Company’s initial public offering on September 27, 2006. In compliance with EITF No. 03-6, the Company’s preferred stock did not participate in losses, and therefore they are not included in the computation of net loss attributable to common stockholders per share.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The information required to compute basic and diluted net income (loss) attributable to common stockholders per share is as follows:

	Year Ended March 31,
	2008	2007	2006

Reconciliation of net income to undistributed net income (loss) allocable to common stockholders for the basic computation:
Net income	$20,804	$64,254	$10,756
Accretion of preferred stock dividends(1)	—	(2,818)	(5,661)
Accretion of fair value of preferred stock upon conversion(2)	—	(102,745)	—

Net income (loss) attributable to common stockholders	20,804	(41,309)	5,095
Undistributed net income allocable to Series AA, BB and CC convertible preferred stock, if converted(3)	—	—	(1,730)

Undistributed income (loss) allocable to common stockholders	$20,804	$(41,309)	$3,365

Basic net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	43,188	30,670	18,839

Basic net income (loss) attributable to common stockholders per share	$0.48	$(1.35)	$0.18

Reconciliation of net income to net income (loss) attributable to common stockholders for the diluted computation:
Net income	$20,804	$64,254	$10,756
Accretion of preferred stock dividends(1)	—	(2,818)	(5,661)
Accretion of fair value of preferred stock upon conversion(2)	—	(102,745)	—

Net income (loss) attributable to common stockholders	$20,804	$(41,309)	$5,095

Diluted net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	43,188	30,670	18,839
Dilutive effect of stock options and restricted stock units	2,511	—	2,192
Series AA, BB and CC convertible preferred stock	—	—	9,686
Dilutive effect of common stock warrants	—	—	215

Diluted weighted average shares outstanding	45,699	30,670	30,932

Diluted net income (loss) attributable to common stockholders per share	$0.46	$(1.35)	$0.17

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

(2)	In the year ended March 31, 2007, net income attributable to common stockholders is reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006 as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

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

	Year Ended March 31,
	2008	2007	2006

Stock options and restricted stock units	1,284	7,671	—
Convertible preferred stock	—	—	6,333

Total options, restricted stock units and preferred stock exercisable or convertible into common stock	1,284	7,671	6,333

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less at the date of acquisition to be cash equivalents. As of March 31, 2008, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

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

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company’s deferred tax assets are primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, a valuation allowance is established.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address accounting for such uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Upon the adoption of FIN 48, the Company recognized a charge of $1,100 to the April 1, 2007 accumulated deficit balance. As a result of the adoption of FIN 48, the Company had unrecognized tax benefits of $4,892 and accrued interest and penalties of $1,228 as of April 1, 2007. As of March 31, 2008, the Company had unrecognized tax benefits of $4,942 all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $1,360 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. The Company does not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,942 and accrued interest and penalties of $1,360 totaling $6,302, which is included in Other Liabilities on the Consolidated Balance Sheet.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

One customer accounted for approximately 24%, 19% and 18% of total revenues for the year ended March 31, 2008, 2007 and 2006, respectively. That customer accounted for 20% and 14% of accounts receivable as of March 31, 2008 and 2007, respectively. In addition, another customer accounted for approximately 13% of total revenues for the year ended March 31, 2008 and approximately 24% of accounts receivable as of March 31, 2008.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that fair value. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.

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

Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2008, 2007 and 2006.

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

Deferred revenue consists of the following:

	March 31,
	2008	2007

Current:
Deferred software revenue	$304	$252
Deferred services revenue	52,044	35,962

	$52,348	$36,214

Non-current:
Deferred services revenue	$7,210	$4,284

Accounting for Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method and therefore has not restated the Company’s financial results for the year ended March 31, 2006. Under this transition method, stock-based compensation costs beginning April 1, 2006 includes the portion related to stock options vesting in the period for (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As of March 31, 2008, there was approximately $29,015 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.93 years.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Prior to the adoption of SFAS 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the statement of stockholders’ equity with a corresponding credit to additional paid-in capital. Upon the adoption of SFAS 123(R), these amounts were offset against each other as SFAS 123(R) prohibits the “gross-up” of stockholders’ equity. Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

The following table illustrates the effect on net income and earnings per share if the Company had applied the provisions of SFAS 123 to options granted under the Company’s stock option plan for all periods presented prior to the adoption of SFAS 123(R).

Year Ended
March 31,
2006

Net income	$10,756
Less: Accretion of preferred stock dividends	(5,661)

Net income attributable to common stockholders, as reported	5,095
Add: Stock-based compensation recorded under APB 25	1,391
Less: Stock-based compensation expense determined under fair value method for all awards	(5,321)

Pro forma net income attributable to common stockholders	1,165
Less: Undistributed net income allocable to series AA, BB and CC convertible preferred stock, if converted	(395)

Pro forma undistributed net income allocable to common stockholders	$770
Net income attributable to common stockholders per share, as reported:
Basic	$0.18

Diluted	$0.17

Pro forma net income attributable to common stockholders per share:
Basic	$0.04

Diluted	$0.04

The pro forma information presented above has been determined as if employee stock options were accounted for under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions that were used for option grants are as follows:

Year Ended
March 31,
2006

Dividend yield	None
Expected volatility	48%
Risk-free interest rate	4.26%
Expected life (in years)	7.00

Under SFAS 123(R), the Company estimated the fair value of stock options granted using the Black-Scholes formula. Expected volatility was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The average expected life was determined according to the “simplified method” as described in SAB 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R). The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2008	2007

Dividend yield	None	None
Expected volatility	42%-47%	48%-55%
Weighted average expected volatility	44%	51%
Risk-free interest rates	2.76%-5.18%	4.45%-5.04%
Expected life (in years)	6.25	6.25

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2008, 2007 and 2006.

	Year Ended March 31,
	2008	2007	2006

Cost of services revenue	$166	$100	$25
Sales and marketing	4,110	2,736	468
Research and development	1,193	739	137
General and administrative(1)	3,063	2,394	761

Stock-based compensation expense	$8,532	$5,969	$1,391

(1)	The year ended March 31, 2006 includes $263 of stock-based compensation expense related to the acceleration of the vesting period related to 41 stock options.

The Company recognized a tax benefit related to stock-based compensation of $3,087 in the year ended March 31, 2008 and $2,193 in the year ended March 31, 2007. The Company recognized no tax benefits related to the stock-based compensation expense in the year ended March 31, 2006.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2008 and 2007, the Company includes $5,084 and $1,233, respectively, as a financing cash inflow.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, the Company accounted for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between additional paid in capital and accumulated deficit. As a result of the Company’s stock repurchases in the year ended March 31, 2008, the Company reduced common and additional paid-in capital by $4,720 and accumulated deficit by $10,293.

Sales tax

The Company records revenue net of sales tax.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $2,612, $1,375 and $1,551 for the years ended March 31, 2008, 2007 and 2006, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign operations are deemed to be the local country’s currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities of the Company’s international subsidiaries are translated at their respective year-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “Other comprehensive loss” and are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are not material in each year. To date, the Company has not hedged its exposure to changes in foreign currency exchange rates.

Comprehensive Income

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity (deficit). Included in the Company’s comprehensive income are net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP 157-2. The impact of adopting certain provisions of Statement 157 effective January 1, 2008 is not expected to be material to the Company’s financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2008	2007

Computer equipment	$11,225	$12,834
Other machinery and equipment	4,220	3,460
Leasehold improvements	2,880	1,844
Furniture and fixtures	1,107	1,566
Purchased software	1,355	1,171

	20,787	20,875
Less: Accumulated depreciation and amortization	(14,919)	(16,251)

	$5,868	$4,624

The Company recorded depreciation and amortization expense of $3,155, $2,893 and $1,682 for the years ended March 31, 2008, 2007 and 2006, respectively.

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,
	2008	2007

Compensation and related payroll taxes	$10,799	$8,626
Income tax payables	3,601	327
Income tax reserves	—	5,020
Other	8,223	6,242

	$22,623	$20,215

As March 31, 2008, income tax reserves are recorded in Other Liabilities in the Consolidated Balance Sheet in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

5.	Line of Credit and Term Loan

In May 2006, the Company entered into a $20,000 term loan facility (the “term loan”) in connection with the payments due to the holders of its Series A through E Stock upon the Company’s initial public offering. During the year ended March 31, 2008, the Company paid $7,500 in satisfaction of the outstanding principal balance on the term loan.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

6.	Commitments and Contingencies

The Company leases various office and warehouse facilities under non-cancelable leases which expire on various dates through July 2013. Future minimum lease payments under all operating leases at March 31, 2008 are as follows:

Year Ending March 31:
2009	$3,678
2010	2,732
2011	2,195
2012	1,759
2013	1,756
Thereafter	573

$12,693

Rental expenses were $4,147, $3,231 and $2,844 for the years ended March 31, 2008, 2007 and 2006, respectively.

The Company offers a 90-day limited product warranty for its software. To date, costs related to this product warranty have not been material.

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of March 31, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of March 31, 2008 and 2007, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2008 and 2007, there were no shares of preferred stock outstanding.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

In June 2007, the Company completed a follow-on public offering of 7,870 shares of common stock at a price of $17.00 per share. The Company sold 300 shares and certain stockholders of the Company sold 7,570 shares in this offering. As a result of its follow-on offering, the Company raised a total of $5,100 in gross proceeds, or approximately $4,315 in net proceeds after deducting underwriting discounts, commissions and other offering costs. In June 2007, the Company’s underwriters also exercised their over-allotment option and purchased an additional 1,172 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC at the public offering price of $17.00 per share. The Company did not receive any proceeds as a result of the underwriters exercise of their over-allotment option.

Common Stock

The Company had 42,750 and 41,968 shares of common stock, par value $0.01, outstanding at March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, approximately 1,649 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 3.9% of the common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee. Subject to specified exceptions, the voting trust agreement also requires Credit Suisse Securities (USA) LLC and its affiliates to deliver to the trustee, and make subject to the voting trust agreement, any shares of the Company’s common stock owned by it or its affiliates that would cause the aggregate shares of the Company’s common stock held by them to exceed 5% of the Company’s common stock then outstanding.

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

In January 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $40,000 of its common stock over the following 12 months. During the fourth quarter of fiscal 2008, the Company repurchased 1,029 shares with a total cost of approximately $15,013 million, or an average price of $14.60 per share. As of March 31, 2008, approximately $24,987 remained under the share repurchase authorization.

Cumulative Redeemable Convertible Preferred Stock: Series A through E Stock

Upon completion of the initial public offering in September 2007, all 3,166 outstanding shares of the Company’s Series A through E Stock automatically converted on into 6,333 shares of common stock on a 2:1 basis. In addition, the Company was obligated to pay the holders of the Series A through E Stock approximately $101,833 consisting of a payment of $14.85 per share, or $47,019 in the aggregate; and all accrued and unpaid dividends of $1.788 per share per year since the date such shares were issued, or $54,814 in the aggregate, due to such holders upon its conversion into common stock. The Company had the option to pay the cash amount and accrued dividends to predominantly all of the holders of Series A through E Stock in cash, by means of a note payable or any combination thereof. The Company paid all amounts in cash upon the closing of the initial public offering in September 2006.

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

Convertible Preferred Stock

Upon completion of the initial public offering in September 2007 all 19,252 outstanding shares of the Company’s Series AA Preferred Stock (“Series AA Stock”), the Series BB Preferred Stock (Series BB Stock”) and the Series CC Preferred Stock (“Series CC Stock”) automatically converted into 9,686 shares of common stock. The conversion ratio of the Series AA, BB and CC Stock was 0.514:1, 0.5:1, and 0.5:1, respectively. Prior to their conversion to common stock, the Company’s Series AA, BB and CC Stock were entitled to receive a proportionate share of cash dividends declared on the Company’s common stock, calculated on an as if-converted basis. In the event the Company declared any other dividend or distribution payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidence of indebtedness, holders of the Company’s Series AA Stock, Series BB Stock, Series CC Stock and Series A through E Stock were entitled to receive a proportionate share of any such dividend or distribution on an as if-converted basis. Prior to conversion, the Series AA and BB Stock had anti-dilution protection on a weighted-average basis, subject to customary exclusions.

Common Stock Warrants

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

Shares Reserved for Issuance

The Company has reserved 8,751 shares to allow for the exercise of all outstanding options and vesting of restricted stock units at March 31, 2008.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

8.	Stock Plans

As of March 31, 2008, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2008 and March 31, 2007, there were 467 and 302 options available for future grant under the Plan, respectively.

Upon the closing of the Company’s initial public offering on September 27, 2006, Company became eligible to grant awards under the LTIP. The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. The maximum number of shares of the Company’s common stock that may be initially awarded under the LTIP is 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. At March 31, 2008, approximately 1,007 shares were available for future issuance under the LTIP.

As of March 31, 2008, the Company has granted non-qualified stock options and restricted stock units under its stock-based compensation plans. Equity awards granted by the Company under its stock-based compensation plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock-based compensation plans will continue to include both non-qualified stock options and restricted stock units.

All stock option granted subsequent to the completion of the Company’s initial public offering on September 27, 2006 were granted with an exercise price equal to the fair market value of its common stock based on the publically traded price as reported by The NASDAQ Stock Market. In establishing estimates of fair value of its common stock from January 1, 2005 through May 31, 2006, the Company performed a retrospective determination of fair value of its common stock utilizing the probability weighted expected returns (“PWER”) method described in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which is more fully described in the Company’s prospectus dated September 12, 2006. The Company estimated the fair value of its common stock from June 1, 2006 through September 26, 2006 based on a contemporaneous valuation using the PWER method for stock options granted on July 27, 2006 and based on the midpoint of the estimated offering range contained in the Company’s prospectus for options granted on September 12, 2006.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2005 to March 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value

Outstanding at March 31, 2005	5,679	$5.53
Options granted	2,492	5.57
Options exercised	(151)	4.62
Options canceled	(433)	5.53

Outstanding at March 31, 2006	7,587	5.56
Options granted	761	14.30
Options exercised	(350)	5.33
Options canceled	(327)	6.87

Outstanding at March 31, 2007	7,671	6.39
Options granted	2,206	15.69
Options exercised	(1,511)	5.79
Options canceled	(280)	12.00

Outstanding at March 31, 2008	8,086	$8.84	6.73	$36,903

Vested or expected to vest at March 31, 2008	7,802	$8.61	6.62	$36,553

Exercisable at March 31, 2008	4,565	$5.91	5.15	$29,963

The weighted average fair value of stock options granted was $7.71, $8.11 and $6.36 during the years ended March 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised was $19,020, $3,916 and $959 in the years ended March 31, 2008, 2007 and 2006, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Restricted stock unit activity for the year ended March 31, 2008 is as follows:

		Weighted
	Number	Average
	of	Grant Date
Non-vested Restricted Stock Units	Awards	Fair Value

Non-Vested as of April 1, 2007	—	$—
Granted	688	15.86
Vested	—	—
Forfeited	(23)	17.40

Non-vested as of March 31, 2008	665	$15.81

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2008:

	Options	Weighted-Average
	Outstanding	Remaining		Options Exercisable	Weighted-Average
Range of Exercise Prices	March 31, 2008	Contractual Life	Exercise Price	at March 31, 2008	Exercise Price

$ 4.00 - 5.30	2,872	5.92	$4.66	2,174	$4.64
6.00 - 8.10	2,477	4.92	6.51	2,181	6.41
11.70 - 13.81	1,402	9.35	13.43	154	12.50
15.88 - 16.99	989	9.10	16.85	21	16.26
17.60 - 22.27	346	9.13	18.68	35	18.85

$ 4.00 - 22.27	8,086	6.73	$8.84	4,565	$5.91

9.	Income Taxes

The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2008	2007	2006

Domestic	$27,109	$6,950	$12,901
Foreign	42	11,896	(1,694)

	$27,151	$18,846	$11,207

The components of income tax (expense) benefit were as follows:

	Year Ended March 31,
	2008	2007	2006

Current:
Federal	$(5,675)	$(6,236)	$(239)
State	(943)	(219)	(172)
Foreign	(3,175)	(296)	(40)
Deferred:
Federal	(941)	41,423	—
State	(580)	8,385	—
Foreign	4,967	2,351	—

	$(6,347)	$45,408	$(451)

The income tax expense for the year ended March 31, 2008 includes a $1,280 tax benefit related to the reversal of deferred tax valuation allowances in certain international jurisdictions. The income tax benefit for the year ended March 31, 2007 primarily represents the Company’s reversal of substantially all its deferred tax valuation allowance of $52,159, partially offset by the recognition of $5,020 for certain tax reserves. The income tax expense for the year ended March 31, 2006 primarily represents alternative minimum taxes due to the U.S. federal government as well as various state income taxes.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2008, 2007 and 2006 are as follows:

	Year Ended March 31,
	2008	2007	2006

Statutory federal income tax (expense) benefit rate	(35.0)%	(35.0)%	(34.0)%
State and local income tax (expense) benefit, net of federal income tax effect	(3.7)%	(5.0)%	(0.9)%
Foreign earnings taxed at different rates	2.7%	5.5%	(0.5)%
Permanent differences	1.2%	26.4%	3.6%
Foreign tax credits	6.9%	—%	—%
Research credits	2.7%	3.8%	6.9%
Tax reserves	(0.7)%	(26.6)%	—%
Other differences, net	(2.2)%	(5.0)%	(1.9)%
Change in valuation allowance	4.7%	276.8%	22.8%

Effective income tax (expense) benefit	(23.4)%	240.9%	(4.0)%

Deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. The significant components of the Company’s deferred tax assets are as follows:

	March 31,
	2008	2007

Deferred tax assets:
Net operating losses	$25,352	$32,164
Depreciation and amortization	1,877	2,321
Stock-based compensation	4,772	2,454
Deferred revenue	4,942	1,586
Accrued expenses	460	449
Allowance for doubtful accounts the other reserves	137	191
Tax credits	17,314	14,274

Total deferred tax assets	54,854	53,439
Less: valuation allowance	—	(1,280)

Net deferred tax assets	$54,854	$52,159

Until the fourth quarter of fiscal 2007, the Company had recorded a valuation allowance to fully reserve all of its net deferred tax assets based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As of March 31, 2007 the Company determined that based upon a number of factors, including the Company’s cumulative taxable income over the past three fiscal years and expected profitability in future years, that it’s deferred tax assets primarily related to its U.S jurisdictions were “more likely than not” realizable through future earnings. Accordingly, as of March 31, 2007 the Company reversed substantially all of its deferred income tax valuation allowance and recorded a corresponding tax benefit of $52,159.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Until the third quarter of fiscal 2008, the Company continued to record a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109. During the third quarter of the year ended March 31, 2008, the Company modified its transfer pricing policies for software sold to certain of its international subsidiaries. In assessing the need for a valuation allowance against its deferred tax assets in such international jurisdictions, the Company considered projected future income as part of its analysis. Due to the transfer pricing changes made during the third quarter, the Company projects that certain of its international subsidiaries will be in a profitable position for the foreseeable future. Therefore, the Company no longer believes that a valuation allowance is necessary against its deferred tax assets in these international operations and recorded a tax benefit of $1,280 related to the reversal of such valuation allowances in the year ended March 31, 2008. As of March 31, 2008, the Company does not maintain a valuation allowance against any of its deferred tax assets.

Deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in the businesses. These undistributed foreign earnings could become subject to U.S. income tax if remitted, or deemed remitted, as a dividend. Determination of the deferred U.S. income tax liability on these unremitted earnings is not practicable, since such liability, if any, is dependent on circumstances existing at the time of the remittance. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $113 on March 31, 2008.

At March 31, 2008, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $59,346 and $43,841, respectively. The federal NOL carryforwards expire from 2021 through 2024, and the state NOL carryforwards expire from 2009 to 2011. At March 31, 2008, the Company also has NOL carryforwards for foreign tax purposes of approximately $8,783 which begin to expire in 2009.

At March 31, 2008, the Company has federal and state research tax credit carryforwards of approximately $9,894 and $4,765, respectively. The federal research tax credit carryforwards expire from 2012 through 2028, and the state research tax credit carryforwards expire through 2014. At March 31, 2008, the Company has federal Alternative Minimum Tax credit carryforwards of $771.

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to
Tax Jurisdiction	Income Tax Examination

U.S. Federal	1999 - Present
New Jersey	2001 - Present
Canada	2001 - Present
Other foreign jurisdictions	2004 - Present

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Effective April 1, 2007, the Company adopted FIN 48. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$4,892
Additions for tax positions related to fiscal 2008	—
Additions for tax positions related to prior years	50
Settlements	—
Reductions related to the expiration of statutes of limitations	—

Balance at March 31, 2008	$4,942

In addition, the Company has accrued interest and penalties of $1,360 related to the unrecognized tax benefits as of March 31, 2008. In the year ended March 31, 2008, the Company recognized $132 of net interest and penalties in the Consolidated Statement of Operations.

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

The Company operates in one reportable segment, storage software solutions. The Company’s products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes tracking distribution of resources and analyzing overall return on investment for both domestic and international operations. The chief operating decision maker does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage products or services.

Revenues by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

	Year Ended March 31,
	2008	2007	2006

Revenue:
United States	$126,912	$105,140	$77,762
Other	71,391	45,967	31,710

	$198,303	$151,107	$109,472

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2008, 2007 and 2006. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2008	2007

Long-lived assets:
United States	$4,535	$3,450
Other	2,087	1,728

	$6,622	$5,178

At March 31, 2008 and 2007, the United Kingdom had long-lived assets of $701 and $573, respectively. No other individual country other than the United States accounts for 10% or more of long-lived assets as of March 31, 2008 and 2007.

12.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal 2008
Total revenue	$43,989	$47,406	$50,298	$56,610
Gross margin	37,704	41,228	43,335	49,052
Net income	2,979	3,438	8,198	6,189
Net income attributable to common stockholders	2,979	3,438	8,198	6,189
Net income attributable to common stockholders per share:
Basic(3)	$0.07	$0.08	$0.19	$0.14
Diluted(3)	$0.07	$0.08	$0.18	$0.14

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal 2007
Total revenue	$33,522	$36,638	$38,330	$42,617
Gross margin	28,737	31,403	32,700	36,583
Net income	3,341	4,431	4,634	51,848
Net income (loss) attributable to common stockholders(1)(2)	1,930	(99,721)	4,634	51,848
Net income (loss) attributable to common stockholders per share:
Basic(3)	$0.07	$(4.90)	$0.11	$1.24
Diluted(3)	$0.06	$(4.90)	$0.10	$1.16

(1)	In the quarter ended September 30, 2006, net income (loss) attributable to common stockholders was reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006.

(2)	In the quarter ended March 31, 2007, net income (loss) attributable to common stockholders includes the impact of a reduction of the Company’s deferred tax valuation allowance of $52,159 and the recognition of certain tax reserves of $5,020.

(3)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) of the Exchange Act. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, using those criteria, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
CommVault Systems, Inc.

We have audited CommVault System, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2008 of CommVault Systems, Inc. and our report dated May 15, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
May 15, 2008

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2008. Information with respect to this Item is incorporated herein by reference from our 2008 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.

Our board of directors has adopted a code of business ethics and conduct , which applies to all our employees. The code of business ethics and conduct is in addition to our code of ethics for senior financial officers. The full texts of our code of business ethics and conduct and our code of ethics for senior financial officers can be found on our website, www.commvault.com.

Item 11.	Executive Compensation

Information with respect to this Item is incorporated herein by reference from our 2008 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference from our 2008 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2008 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans.

The following information is as of March 31, 2008:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	8,085,680	$8.84	1,474,830
Equity compensation plans not approved by security holder	—	—	—

Totals	8,085,680	$8.84	1,474,830

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item is incorporated herein by reference from our 2008 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference from our 2008 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.

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

Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:

Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2006, 2007 and 2008.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year
	(In thousands)

Year Ended March 31, 2006:
Allowance for doubtful accounts	$602	$40	$167	$475
Valuation allowance for deferred taxes(1)	$56,684	$(2,514)	$—	$54,170
Year Ended March 31, 2007
Allowance for doubtful accounts	$475	$(77)	$87	$311
Valuation allowance for deferred taxes(1)	$54,170	$(52,890)	$—	$1,280
Year Ended March 31, 2008
Allowance for doubtful accounts	$311	$39	$75	$275
Valuation allowance for deferred taxes(1)	$1,280	$(1,280)	$—	$—

(1)	Adjustments associated with the Company’s assessment of its deferred tax assets. The reduction in the valuation allowance for deferred taxes in the year ended March 31, 2006 was primarily due to utilization of federal and state net operating loss carryforwards. The reduction in the valuation allowance in the year ended March 31, 2007 was primarily due to the reversal of substantially all of the Company’s deferred income tax valuation allowance. The reduction in the valuation allowance in the year ended March 31, 2008 was due to the reversal of the Company’s remaining deferred income tax valuation allowance.

Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
3.2	Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1	Loan and Security Agreement, dated May 2, 2006, between Silicon Valley Bank and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.3	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.4	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.5	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
10.6	Employment Agreement, dated as of February 1, 2004, between CommVault Systems, Inc. and N. Robert Hammer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.7	Form of Employment Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.8	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.9	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and David West, Ron Miiller, Scott Mercer and Steven Rose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.10	Form of Indemnity Agreement between CommVault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.11	Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series AA investors (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.12	Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series BB investors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.13	Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series CC investors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

Exhibit
No.		Description

10.14		Form of Registration Rights Agreement by and between CommVault Systems, Inc. and certain holders of Series A, B, C, D and E preferred stock (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.15		Software License Agreement, dated December 17, 2003, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.16†	Addendum One to the License and Distribution Agreement, dated May 5, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.17†	Addendum Two to the License and Distribution Agreement, dated November 22, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.18†	Addendum Three to the License and Distribution Agreement, dated April 28, 2005, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.19†	Addendum Five to the License and Distribution Agreement, dated June 6, 2006, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.20†	CommVault Systems Amended and Restated Reseller Agreement, effective as of April 6, 2005, between CommVault Systems and Dell Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.21†	Addendum Six to the Software License Agreement, dated August 9, 2007, by and between Dell Products L.P. and CommVault Systems, Inc.
10	.22†	Addendum Seven to the Software License Agreement, dated March 27, 2008, by and between Dell Products L.P. and CommVault Systems, Inc.
21.1		List of Subsidiaries of CommVault Systems, Inc.
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 16, 2008.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 16, 2008.

Signature	Title

/s/ N. ROBERT HAMMER N. Robert Hammer	Chairman, President and Chief Executive Officer

/s/ LOUIS F. MICELI Louis F. Miceli	Vice President, Chief Financial Officer
/s/ BRIAN CAROLAN Brian Carolan	Vice President, Chief Accounting Officer
/s/ ALAN G. BUNTE Alan G. Bunte	Director
/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director
/s/ ARMANDO GEDAY Armando Geday	Director
/s/ KEITH GEESLIN Keith Geeslin	Director
/s/ F. ROBERT KURIMSKY F. Robert Kurimsky	Director
/s/ DANIEL PULVER Daniel Pulver	Director
/s/ GARY SMITH Gary Smith	Director
/s/ DAVID F. WALKER David F. Walker	Director