Form 10-Q
period 2008-06-30
COMMVAULT SYSTEMS INC
filed 2008-08-06
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008

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
Yes ☐ No ☑
As of July 30, 2008, there were 42,359,274 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$98,209	$91,661
Trade accounts receivable, less allowance for doubtful accounts of $263 at June 30, 2008 and $275 at March 31, 2008	38,082	44,284
Prepaid expenses and other current assets	3,757	3,409
Deferred tax assets	14,346	15,348

Total current assets	154,394	154,702

Deferred tax assets	38,948	39,506
Property and equipment, net	6,494	5,868
Other assets	751	754

Total assets	$200,587	$200,830

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,793	$2,218
Accrued liabilities	23,415	22,623
Deferred revenue	55,098	52,348

Total current liabilities	80,306	77,189

Deferred revenue, less current portion	7,489	7,210
Other liabilities	7,043	6,896

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2008 and March 31, 2008	—	—
Common stock, $.01 par value: 250,000 shares authorized, 42,333 shares and 42,750 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	423	428
Additional paid-in capital	205,539	204,386
Accumulated deficit	(99,727)	(94,922)
Accumulated other comprehensive loss	(486)	(357)

Total stockholders’ equity	105,749	109,535

Total liabilities and stockholders’ equity	$200,587	$200,830

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Revenues:
Software	$27,704	$24,080
Services	27,291	19,909

Total revenues	54,995	43,989

Cost of revenues:
Software	704	461
Services	6,886	5,824

Total cost of revenues	7,590	6,285

Gross margin	47,405	37,704

Operating expenses:
Sales and marketing	27,564	21,227
Research and development	7,436	6,459
General and administrative	7,031	5,158
Depreciation and amortization	861	699

Income from operations	4,513	4,161

Interest expense	—	(114)
Interest income	609	817

Income before income taxes	5,122	4,864

Income tax expense	(1,645)	(1,885)

Net income	$3,477	$2,979

Net income per common share:
Basic	$0.08	$0.07

Diluted	$0.08	$0.07

Weighted average common shares outstanding:
Basic	42,674	42,345

Diluted	44,851	44,960

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid – In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2008	42,750	$428	$204,386	$(94,922)	$(357)	$109,535
Stock-based compensation			2,578			2,578
Tax benefits relating to share-based payments			482			482
Exercise of common stock options and vesting of restricted stock units	267	2	1,237			1,239
Repurchase of common stock	(684)	(7)	(3,144)	(8,282)		(11,433)
Comprehensive income:
Net income				3,477		3,477
Foreign currency translation adjustment, net of zero taxes					(129)	(129)

Total Comprehensive income						3,348

Balance as of June 30, 2008	42,333	$423	$205,539	$(99,727)	$(486)	$105,749

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$3,477	$2,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	888	741
Noncash stock-based compensation	2,578	1,813
Excess tax benefits from stock-based compensation	(474)	(977)
Deferred income taxes	(37)	(6)

Changes in operating assets and liabilities:
Accounts receivable	6,392	(3,157)
Prepaid expenses and other current assets	(346)	(232)
Other assets	6	(208)
Accounts payable	(428)	407
Accrued liabilities	(906)	403
Deferred revenue and other liabilities	2,921	4,083

Net cash provided by operating activities	14,071	5,846

Cash flows from investing activities
Purchase of property and equipment	(1,556)	(1,232)

Net cash used in investing activities	(1,556)	(1,232)

Cash flows from financing activities
Repurchase of common stock	(7,841)	—
Proceeds from the exercise of stock options	1,239	3,295
Excess tax benefits from stock-based compensation	474	977
Net proceeds from follow-on public offering of common stock	—	4,363
Repayments on term loan	—	(7,500)

Net cash provided by (used in) financing activities	(6,128)	1,135

Effects of exchange rate — changes in cash	161	(215)

Net increase in cash and cash equivalents	6,548	5,534
Cash and cash equivalents at beginning of period	91,661	65,001

Cash and cash equivalents at end of period	$98,209	$70,535

See accompanying unaudited notes to consolidated financial statements

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
2. Basis of Presentation
     The consolidated financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2008. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2008 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2008.
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
     The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are generally evidenced by a Statement of Work (“SOW”), which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 60 to 90 days of entering into an agreement. The price for other professional services has not materially changed for the periods presented.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Net Income per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2008	2007
Net income	$3,477	$2,979

Basic net income per common share:
Basic weighted average shares outstanding	42,674	42,345

Basic net income per common share	$0.08	$0.07

Diluted net income per common share:
Basic weighted average shares outstanding	42,674	42,345
Dilutive effect of stock options and restricted stock units	2,177	2,615

Diluted weighted average shares outstanding	44,851	44,960

Diluted net income per common share	$0.08	$0.07

     In the three months ended June 30, 2008 and 2007, the diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 2,745 and 1,199, respectively, because the effect would have been anti-dilutive.
Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
     One customer accounted for approximately 21% and 22% of total revenues for the three months ended June 30, 2008 and 2007, respectively. That customer accounted for 25% and 20% of accounts receivable as of June 30, 2008 and March 31, 2008, respectively. In addition, another customer accounted for approximately 19% and 8% of total revenues for the three months ended June 30, 2008 and 2007, respectively. That customer accounted for 25% and 24% of accounts receivable as of June 30, 2008 and March 31, 2008, respectively.
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
     Deferred revenue consists of the following:

	June 30, 2008	March 31, 2008
Current:
Deferred software revenue	$166	$304
Deferred services revenue	54,932	52,044

	$55,098	$52,348

Non-current:
Deferred services revenue	$7,489	$7,210

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Accounting for Stock-Based Compensation
     On April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, the Company’s stock-based compensation costs beginning April 1, 2006 is based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As of June 20, 2008, there was approximately $27,252 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.80 years.
     Under SFAS 123(R), the Company estimated the fair value of stock options granted using the Black-Scholes formula. Expected volatility was calculated based on reported data for a peer group of publicly traded companies, for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The average expected life was determined according to the “simplified method” as described in SAB 107 and 110, which is the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,
	2008	2007
Dividend yield	None	None
Expected volatility	41%	47%
Risk-free interest rates	2.80%-3.84%	4.68%-5.18%
Expected life (in years)	6.25	6.25
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
Cost of services revenue	$63	$33
Sales and marketing	1,174	858
Research and development	358	257
General and administrative	983	665

Stock-based compensation expense	$2,578	$1,813

     The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the three months ended June 30, 2008 and 2007, the Company includes $474 and $977, respectively, as a financing cash inflow.
Share Repurchases
     The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, the Company accounted for shares repurchased as an

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
adjustment to common stock (at par value) with the excess repurchase price allocated between additional paid-in capital and accumulated deficit. As a result of the Company’s stock repurchases in the three months ended June 30, 2008, the Company reduced common and additional paid-in capital by $3,151 and accumulated deficit by $8,282.
Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008	2007
Net income	$3,477	$2,979
Foreign currency translation adjustment	(129)	(215)

Total comprehensive income	$3,348	$2,764

Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) . As of June 30, 2008, the Company does not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on April 1, 2008.
     Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:
     Level 1 – Quoted prices in active markets for identical assets or liabilities.
     Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
     Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     In accordance with FAS 157, included within our cash and cash equivalents are $80,408 of money market funds that are classified as Level 1 financial assets.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Statement 159 was effective for the Company on April 1, 2008. The Company has elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of Statement 159 had no impact on the Company’s consolidated financial statements.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
4. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of June 30, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
5. Capitalization
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
     In January 2008, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $40,000 of its common stock over the following 12 months. In the three months ending June 30, 2008, the Company repurchased an approximately 684 shares with a total cost of approximately $11,433 million, of which $7,841 was paid as of June 30, 2008. The average price of the common stock repurchased during the three months ended June 30, 2008 was $16.72 per share. As of June 30, 2008, approximately $13,554 remained under the share repurchase authorization.
6. Stock Plans
     As of June 30, 2008, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. As of June 30, 2008, there were 502 options available for future grant under the Plan.
     The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. The maximum number of shares of the Company’s common stock that may be initially awarded under the LTIP is 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. At June 30, 2008, approximately 2,015 shares were available for future issuance under the LTIP.
     As of June 30, 2008, the Company has granted non-qualified stock options and restricted stock units under its stock-based compensation plans. Equity awards granted by the Company under its stock-based compensation plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock-based compensation plans will continue to include both non-qualified stock options and restricted stock units.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The following summarizes the activity for the Company’s two stock incentive plans for the three months ended June 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2008	8,086	$8.84
Options granted	122	12.93
Options exercised	(205)	6.05
Options canceled	(75)	12.78

Outstanding as of June 30, 2008	7,928	$8.94	6.55	$62,019

Vested or expected to vest as of June 30, 2008	7,684	$8.74	6.45	$61,247

Exercisable as of June 30, 2008	4,798	$6.49	5.15	$48,894

     The weighted average fair value of stock options granted was $5.81 and $8.92 during the three months ended June 30, 2008 and 2007, respectively. The total intrinsic value of options exercised was $2,166 and $6,664 for the three months ended June 30, 2008 and 2007, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
     Restricted stock unit activity for the three months ended June 30, 2008 is as follows:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Restricted Stock Units	Awards	Value
Non-vested as of March 31, 2008	665	$15.81
Awarded	61	14.49
Released	(62)	17.01
Forfeited	(22)	16.88

Non-vested as of June 30, 2008	642	$15.53

7. Income Taxes
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
     The provision for income taxes for the three months ended June 30, 2008 was $1,645, with an effective tax rate of 32%. The Company’s effective tax rate for the three months ended June 30, 2008 differs from the U.S. federal statutory tax rate of 35% primarily due to favorable permanent differences in the U.S., partially offset by state income taxes. The provision for income taxes for the three months ended June 30, 2007 was $1,885, with an effective tax rate of 39%.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at March 31, 2008	$4,942
Additions for tax positions related to fiscal 2009	130
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—

Balance at June 30, 2008	$5,072

     All of the Company’s unrecognized tax benefits of $5,072, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $5,072 and the related accrued interest and penalties of $1,415 in Other Liabilities on the Consolidated Balance Sheet. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the three months ended June 30, 2008, the Company recognized $55 of interest and penalties in the Consolidated Statement of Income.
     The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of June 30, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	2001 — Present
New Jersey	2001 — Present
Canada	2002 — Present
Other foreign jurisdictions	2004 — Present
8. Subsequent Events
     On July 9, 2008, the Company entered into a credit facility in which the Company can borrow up to $40,000 over the initial 12 months of the credit facility. Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 9, 2011. Borrowings under the facility are available to repurchase the Company’s common stock under its share repurchase program and to provide for working capital and general corporate purposes. The credit facility also requires certain financial covenants to be met on a quarterly basis.
     On July 31, 2008, the Company’s Board of Directors authorized a $40,000 increase to the Company’s existing share repurchase program. As of August 5, 2008, the Company has repurchased $26,446 of common stock out of the $80,000 in total that is authorized under its share repurchase program. As a result, the Company may repurchase an additional $53,554 of its common stock over the next twelve months.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements within the meaning of Section 21 E of the Securities Act of 1934. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
     We are a leading provider of data and information management software applications and related services. We develop, market and sell a unified suite of data management software applications under the Simpana brand in terms of product breadth and functionality and market penetration. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set, to deliver Data Protection, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of June 30, 2008, we had licensed our software applications to approximately 8,500 registered customers.
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
     We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 73% of our total software revenue for the three months ended June 30, 2008 and 77% of our total software revenue for fiscal 2008. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. The increase in software revenue generated by our non-Galaxy Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to our CommVault Simpana 7.0 software suite. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.
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
Sources of Revenues
     We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 50% of our total revenues in the three months ended June 30, 2008 and 55% in the three months ended June 30, 2007.
     Software revenue generated through indirect distribution channels was approximately 84% of total software revenue in the three months ended June 30, 2008 and was approximately 76% of total software revenue in the three months ended June 30, 2007. Software revenue generated through direct distribution channels was approximately 16% of total software revenue in the three months ended June 30, 2008 and was approximately 24% of total software revenue in the three months ended June 30, 2007. The shift in software revenue generated through indirect distribution channels compared to our direct sales force is the result of both an increase in software revenue from our international operations (which is almost exclusively transacted through indirect distribution) and a shift to indirect distribution channels from direct distribution in software revenue generated in the United States. In addition, deals initiated by our direct sales force in the United States are sometimes transacted through indirect channels based on end user customer requirements, which are not always in our control. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but would expect more revenue to be generated through indirect distribution over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for 12% of our total revenues for the three months ended June 30, 2008, and 13% of our total revenues for the three months ended June 30, 2007.
     In February 2007, we signed a wide-ranging distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with ATI to include our U.S. federal government market. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers were transitioned to ATI throughout fiscal 2007 and fiscal 2008. We generated approximately 19% of our total revenue through ATI in the three months ended June 30, 2008. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.

     In December 2007, we entered into a collaborative reseller agreement with Sun pursuant to which they have agreed to promote, market, resell and distribute certain of our products. Our agreement with Sun is a world-wide agreement. To date, we have not generated any material revenue through Sun.
     In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2009, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 29% of our total software revenue in the first quarter of fiscal 2009 and approximately 35% of our total software revenue for all of fiscal 2008.
     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 50% of our total revenues for three months ended June 30, 2008 and 45% of our total revenues in the three months ended June 30, 2007. The gross margin of our services revenue was 74.8% in the three months ended June 30, 2008 and 70.7% in the three months ended June 30, 2007. The increase in the gross margin of our services revenue was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 97.5% in the three months ended June 30, 2008 and 98.1% in the three months ended June 30, 2007. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins.
Description of Costs and Expenses
     Our cost of revenues is as follows:
•	Cost of Software Revenue, consists primarily of third-party royalties and other costs such as media, manuals, translation and distribution costs; and

•	Cost of Services Revenue, consists primarily of salary and employee benefit costs in providing customer support and other professional services.
     Our operating expenses are as follows:
•	Sales and Marketing, consists primarily of salaries, commissions, employee benefits, stock-based compensation and other direct and indirect business expenses, including travel and related expenses, sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events (such as trade shows and advertising);

•	Research and Development, which is primarily the expense of developing new software applications and modifying existing software applications, consists principally of salaries, stock-based compensation and benefits for research and development personnel and related expenses; contract labor expense and consulting fees as well as other expenses associated with the design, certification and testing of our software applications; and legal costs associated with the patent registration of such software applications;

•	General and Administrative, consists primarily of salaries, stock-based compensation and benefits for our executive, accounting, human resources, legal, information systems and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services, compliance costs and insurance; and

•	Depreciation and Amortization, consists of depreciation expense primarily for computer equipment we use for information services and in our development and test labs.
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
     Our other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by us are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, our consulting, assessment and design services and installation services are generally evidenced by a Statement of Work, which defines the specific scope of the services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by our instructors or third-party contractors either at one of our facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement.
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
Stock-Based Compensation
     As of June 30, 2008, we maintain two stock-based compensation plans, which are described more fully in Note 6 of our “Notes to Consolidated Financial Statements.” We account for our stock compensation plans under the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).
     Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock option forfeitures. Expected volatility was calculated based on reported data for a peer group of publicly traded companies, for which historical information was available. We will continue to use peer group volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. The average expected life was determined according to the “simplified method” as described in SAB 107 and 110, which is the mid-point between the vesting date and the end of the contractual term. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded.

We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     The assumptions used in the Black-Scholes option-pricing model in the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,
	2008	2007
Dividend yield	None	None
Expected volatility	41%	47%
Risk-free interest rates	2.80%-3.84%	4.68%-5.18%
Expected life (in years)	6.25	6.25
     The weighted average fair value of stock options granted was $5.81 during the three months ended June 30, 2008 and $8.92 during the three months ended June 30, 2007. In addition, the weighted average fair value of restricted stock units awarded was $14.49 per share during the three months ended June 30, 2008 and $17.00 per share during the three months ended June 30, 2007. As of June 30, 2008, there was approximately $27.3 million of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.80 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2008, we had deferred tax assets of approximately $53.3 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of June 30, 2008, we do not maintain a valuation allowance against any of our deferred tax assets.
     On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As of June 30, 2008, we had unrecognized tax benefits of $5.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.1 million and the related accrued interest and penalties of $1.4 million are included in Other Liabilities on the Consolidated Balance Sheet.

     We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of June 30, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	2001 — Present
New Jersey	2001 — Present
Canada	2002 — Present
Other foreign jurisdictions	2004 — Present
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
Results of Operations
     The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended
	June 30,
	2008	2007
Revenues:
Software	50%	55%
Services	50	45

Total revenues	100%	100%

Cost of revenues:
Software	1%	1%
Services	13	13

Total cost of revenues	14%	14%

Gross margin	86%	86%
Three months ended June 30, 2008 compared to three months ended June 30, 2007
Revenues
     Total revenues increased $11.0 million, or 25%, from $44.0 million in the three months ended June 30, 2007 to $55.0 million in the three months ended June 30, 2008.
     Software Revenue. Software revenue increased $3.6 million, or 15%, from $24.1 million in the three months ended June 30, 2007 to $27.7 million in the three months ended June 30, 2008. Software revenue represented 50%

of our total revenues for the three months ended June 30, 2008 and 55% for the three months ended June 30, 2007. Our overall growth in software revenue is derived from a higher volume of purchases of our software applications from both new customers as well as from our expanding base of existing customers. In the three months ended June 30, 2008, the increase in software revenue is primarily driven by software revenue derived from foreign locations, which increased 36% compared to the three months ended June 30, 2007. The growth in software revenue in foreign locations is primarily due to increases in Europe, Australia and Canada as we expand our international operations. Software revenue derived from the United States increased 1% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
     Software revenue through our resellers increased $4.7 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and software revenue derived from our direct sales force decreased $1.4 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in software revenue through our resellers and the related decrease in software revenue derived from our direct sales force is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners as well as higher revenue through our reseller arrangement with Dell primarily in the United States, Canada and Europe. The overall shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section. In addition, software revenue through our original equipment manufacturers contributed $0.3 million to our overall increase in software revenue primarily due to higher revenue from our arrangements with Hitachi Data Systems and Bull, partially offset by a reduction in revenue from our arrangement with Dell.
     Software revenue derived from transactions greater than $0.1 million represented approximately 29% of our software revenue in the three months ended June 30, 2008 and approximately 26% of our software revenue in the three months ended June 30, 2007. As a result, software revenue from transactions greater than $0.1 million increased by $1.9 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase is primarily due to a 28% increase in the number of transactions of this type. In both the three months ended June 30, 2008 and 2007, the average dollar amount of such transactions was approximately $0.2 million. Movements in foreign exchange rates accounted for approximately $1.6 million, or 44%, of the $3.6 million increase in software revenue.
     Services Revenue. Services revenue increased $7.4 million, or 37%, from $19.9 million in the three months ended June 30, 2007 to $27.3 million in the three months ended June 30, 2008. Services revenue represented 50% of our total revenues in the three months ended June 30, 2008 compared to 45% in the three months ended June 30, 2007. The increase in services revenue is primarily due to a $6.6 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for approximately $1.1 million, or 15%, of the $7.4 million increase in services revenue.
Cost of Revenues
     Total cost of revenues increased $1.3 million, or 21%, from $6.3 million in the three months ended June 30, 2007 to $7.6 million in the three months ended June 30, 2008. Total cost of revenues represented 14% of our total revenues in both the three months ended June 30, 2008 and 2007.
     Cost of Software Revenue. Cost of software revenue increased approximately $0.2 million, or 53%, from $0.5 million in the three months ended June 30, 2007 to $0.7 million in the three months ended June 30, 2008. Cost of software revenue represented 3% of our total software revenue in the three months ended June 30, 2008 compared to 2% in the three months ended June 30, 2007. The increase in cost of software is primarily due to higher distribution and third-party media costs related to our CommVault Simpana 7.0 software suite.
     Cost of Services Revenue. Cost of services revenue increased $1.1 million, or 18%, from $5.8 million in the three months ended June 30, 2007 to $6.9 million in the three months ended June 30, 2008. Cost of services revenue represented 25% of our services revenue in the three months ended June 30, 2008 compared to 29% in the three months ended June 30, 2007. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $0.4 million resulting from higher headcount and a $0.5 million increase in third-party outsourcing costs.

Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $6.3 million, or 30%, from $21.2 million in the three months ended June 30, 2007 to $27.6 million in the three months ended June 30, 2008. The increase is primarily due to a $4.1 million increase in employee compensation, which includes higher headcount costs as well as higher commissions on increased revenues. Sales and marketing expenses also increased due to a $1.2 million increase in travel and related expenses primarily due to increased headcount and $0.3 million in higher stock-based compensation expense recorded in accordance with SFAS 123(R). Movements in foreign exchange rates accounted for approximately $1.5 million, or 24%, of the total $6.3 million increase in sales and marketing expenses.
     Research and Development. Research and development expenses increased $1.0 million, or 15%, from $6.5 million in the three months ended June 30, 2007 to $7.4 million in the three months ended June 30, 2008. The increase is primarily due to $0.5 million of higher employee compensation resulting from higher headcount, a $0.1 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R) and a $0.1 million increase in legal expenses associated with patent registration of our intellectual property.
     General and Administrative. General and administrative expenses increased $1.9 million, or 36%, from $5.2 million in the three months ended June 30, 2007 to $7.0 million in the three months ended June 30, 2008. The increase is primarily due to a $0.3 million increase in employee compensation and related expenses resulting mainly from higher headcount, a $0.3 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R), a $0.3 million increase in compliance, accounting and insurance costs associated with being a public company and a $0.3 million increase in legal costs.
     Depreciation and Amortization. Depreciation expense increased $0.2 million, or 23%, from $0.7 million in the three months ended June 30, 2007 to $0.9 million in the three months ended June 30, 2008. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Expense
     Interest expense was zero in the three months ended June 30, 2008 compared to $0.1 million in the three months ended June 30, 2007. We repaid the outstanding balance on our term loan in the quarter ending June 30, 2007.
Interest Income
     Interest income decreased $0.2 million, from $0.8 million in the three months ended June 30, 2007 to $0.6 million in the three months ended June 30, 2008. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax Expense
     Income tax expense was an expense of $1.6 million in the three months ended June 30, 2008 compared to an expense of $1.9 million in the three months ended June 30, 2007. The effective tax rate in the three months ended June 30, 2008 was approximately 32% as compared to 39% in the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 differs from the U.S. federal statutory tax rate of 35% primarily due to favorable permanent differences in the U.S., partially offset by state income taxes. The effective tax rate for the three months ended June 30, 2007 is greater than the U.S. federal statutory tax rate of 35% primarily due to the full valuation allowance we maintained against our deferred tax assets in certain international jurisdictions at that time. As a result, we did not recognize any tax benefits related losses incurred during the three months ended June 30, 2007 in such international jurisdictions. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.

Liquidity and Capital Resources
     As of June 30, 2008, our cash and cash equivalents balance of $98.2 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
     In January 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $40.0 million of our common stock over the following 12 months. During the first quarter of fiscal 2008, we repurchased 683,775 shares of common stock under our share repurchase plan with a total cost of approximately $11.4 million, of which $7.8 million was paid as of June 30, 2008. The average price of common stock repurchase in the first quarter of fiscal 2008 was $16.72 per share. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. On July 31, 2008, our Board of Directors authorized a $40.0 million increase to our existing share repurchase program. As of August 5, 2008, we have repurchased $26.4 million of common stock out of the $80.0 million in total that is authorized under our share repurchase program. As a result, we may repurchase an additional $53.6 of common stock over the next twelve months.
     On July 9, 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 9, 2011. Borrowings under the facility are available to repurchase common stock under our share repurchase program and to provide for working capital and general corporate purposes. The credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), both of which are defined in the credit facility agreement.
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
     Net cash provided by operating activities was $14.1 million in the three months ended June 30, 2008 and $5.8 million in the three months ended June 30, 2007. In the three months ended June 30, 2008, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and a decrease in accounts receivable as a result of strong collection efforts during the quarter as well as lower revenues in the first quarter of fiscal 2009 compared to the last quarter of fiscal 2008. In the three months ended June 30, 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue, partially offset by an increase in accounts receivable primarily due to higher revenues. We anticipate that as our revenues continue to grow, our accounts receivable and deferred services revenue balances may increase over time as well.
     Net cash used in investing activities was $1.6 million in the three months ended June 30, 2008, and $1.2 million in the three months ended June 30, 2007. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
     Net cash provided by (used in) financing activities was $(6.1) million in the three months ended June 30, 2008 and $1.1 million in the three months ended June 30, 2007. The cash used in financing activities in the three months ended June 30, 2008 was due to $7.8 million used to repurchase shares of our common stock under our repurchase program, partially offset by $1.2 million of proceeds from the exercise of stock options and $0.5 million of excess tax benefits recognized as a result of the stock option exercises. The cash provided by financing activities in the three months ended June 30, 2007 was due to $4.4 million of net proceeds generated from our follow-on public offering, $3.3 million of proceeds from the exercise of stock options, $1.0 million of excess tax benefits recognized as a result of the stock option exercises, partially offset by the cash use of $7.5 million in principal repayment on our term loan.

     Working capital decreased $3.4 million from $77.5 million as of March 31, 2008 to $74.1 million as of June 30, 2008. The decrease in working capital is primarily due to a $6.2 million decrease in accounts receivable and a $2.8 million increase in deferred revenue, partially offset by a $6.5 million increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to net income generated during the period adjusted for the impact of noncash charges and the decrease in accounts receivable discussed above, partially offset by cash used to repurchase our common stock under our share repurchase program.
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
Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no off-balance sheet arrangements.
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
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. As of June 30, 2008, we do not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. We adopted SFAS No. 157 on April 1, 2008.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Statement 159 was effective for us on April 1, 2008. We have elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of Statement 159 had no impact on our consolidated financial statements.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of June 30, 2008, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 41% of our sales were outside the United States in the three months ended June 30, 2008 and 36% were outside the United States in fiscal 2008. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, could incur unanticipated gains or losses.
     We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $2.3 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4 – Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Inherent Limitations on Internal Controls
     The Company’s management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosures controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     Purchases of Equity Securities by the Issuer
     On January 30, 2008, our Board of Directors approved a share-repurchase program permitting us to repurchase up to $40.0 million of our common stock over the following 12 months. Set forth below is information regarding our stock repurchases during the three months ended June 30, 2008:

Total Number
			of Shares	Maximum Dollar
			Purchased as	Amount of Shares
	Total	Average	Part of	That May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced	the Plan
Period (1)	Purchased	Share	Plan	(In Thousands) (2)
April 1 – April 30, 2008	—	—	—	—
May 1 – May 31, 2008	353,954	$16.49	353,954	$19,151
June 1 – June 30, 2008	329,821	$16.97	329,821	$13,554

Total	683,775	$16.72	683,775	$13,554

(1)	Based on trade date, not settlement date

(2)	On July 31, 2008, our Board of Directors authorized a $40.0 million increase to our existing share repurchase program. As of August 5, 2008, we have repurchased $26.4 million of common stock out of the $80.0 million in total that is authorized under our share repurchase program. As a result, we may repurchase an additional $53.6 million of common stock over the next twelve months.

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

CommVault Systems, Inc.
Dated: August 6, 2008	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: August 6, 2008	By:	/s/ Louis F. Miceli
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