Form 10-Q
period 2008-09-30
COMMVAULT SYSTEMS INC
filed 2008-11-03
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of October 29, 2008, there were 41,378,759 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$101,259	$91,661
Trade accounts receivable, less allowance for doubtful accounts of $233 at September 30, 2008 and $275 at March 31, 2008	38,357	44,284
Prepaid expenses and other current assets	4,314	3,409
Deferred tax assets	14,941	15,348

Total current assets	158,871	154,702

Deferred tax assets	36,369	39,506
Property and equipment, net	6,499	5,868
Other assets	1,185	754

Total assets	$202,924	$200,830

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,315	$2,218
Accrued liabilities	23,269	22,623
Deferred revenue	57,069	52,348

Total current liabilities	82,653	77,189

Deferred revenue, less current portion	7,289	7,210
Other liabilities	7,251	6,896

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2008 and March 31, 2008	—	—
Common stock, $.01 par value: 250,000 shares authorized, 41,854 shares and 42,750 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	419	428
Additional paid-in capital	206,323	204,386
Accumulated deficit	(100,937)	(94,922)
Accumulated other comprehensive loss	(74)	(357)

Total stockholders’ equity	105,731	109,535

Total liabilities and stockholders’ equity	$202,924	$200,830

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Software	$35,156	$26,556	$62,860	$50,636
Services	28,180	20,850	55,471	40,759

Total revenues	63,336	47,406	118,331	91,395

Cost of revenues:
Software	634	542	1,338	1,003
Services	7,115	5,636	14,001	11,460

Total cost of revenues	7,749	6,178	15,339	12,463

Gross margin	55,587	41,228	102,992	78,932

Operating expenses:
Sales and marketing	32,302	23,088	59,866	44,315
Research and development	7,752	6,667	15,188	13,126
General and administrative	6,883	6,098	13,914	11,256
Depreciation and amortization	943	723	1,804	1,422

Income from operations	7,707	4,652	12,220	8,813

Interest expense	(27)	—	(27)	(114)
Interest income	588	886	1,197	1,703

Income before income taxes	8,268	5,538	13,390	10,402

Income tax expense	(3,539)	(2,100)	(5,184)	(3,985)

Net income	$4,729	$3,438	$8,206	$6,417

Net income per common share:
Basic	$0.11	$0.08	$0.19	$0.15

Diluted	$0.11	$0.08	$0.18	$0.14

Weighted average common shares outstanding:
Basic	42,314	43,103	42,493	42,726

Diluted	44,498	45,677	44,701	45,321

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of March 31, 2008	42,750	$428	$204,386	$(94,922)	$(357)	$109,535
Stock-based compensation			5,261			5,261
Tax benefits relating to share-based payments			731			731
Exercise of common stock options and vesting of restricted stock units	439	4	2,091			2,095
Repurchase of common stock	(1,335)	(13)	(6,146)	(14,221)		(20,380)
Comprehensive income:
Net income				8,206		8,206
Foreign currency translation adjustment					283	283

Total Comprehensive income						8,489

Balance as of September 30, 2008	41,854	$419	$206,323	$(100,937)	$(74)	$105,731

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$8,206	$6,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,857	1,500
Noncash stock-based compensation	5,261	4,026
Excess tax benefits from stock-based compensation	(727)	(2,486)
Deferred income taxes	1,678	356

Changes in operating assets and liabilities:
Accounts receivable	4,873	(8,268)
Prepaid expenses and other current assets	(1,031)	(490)
Other assets	(494)	(231)
Accounts payable	197	641
Accrued liabilities	1,309	2,269
Deferred revenue and other liabilities	7,120	6,578

Net cash provided by operating activities	28,249	10,312

Cash flows from investing activities
Purchase of property and equipment	(2,719)	(1,869)

Net cash used in investing activities	(2,719)	(1,869)

Cash flows from financing activities
Repurchase of common stock	(17,448)	—
Proceeds from the exercise of stock options	2,095	5,928
Excess tax benefits from stock-based compensation	727	2,486
Net proceeds from follow-on public offering of common stock	—	4,315
Repayments on term loan	—	(7,500)

Net cash provided by (used in) financing activities	(14,626)	5,229

Effects of exchange rate — changes in cash	(1,306)	510

Net increase in cash and cash equivalents	9,598	14,182
Cash and cash equivalents at beginning of period	91,661	65,001

Cash and cash equivalents at end of period	$101,259	$79,183

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
2. Basis of Presentation
     The consolidated financial statements as of September 30, 2008 and for the three and six months ended September 30, 2008 and 2007 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2008. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2008 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2008.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Net Income per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,729	$3,438	$8,206	$6,417

Basic net income per common share:
Basic weighted average shares outstanding	42,314	43,103	42,493	42,726

Basic net income per common share	$0.11	$0.08	$0.19	$0.15

Diluted net income per common share:
Basic weighted average shares outstanding	42,314	43,103	42,493	42,726
Dilutive effect of stock options and restricted stock units	2,184	2,574	2,208	2,595

Diluted weighted average shares outstanding	44,498	45,677	44,701	45,321

Diluted net income per common share	$0.11	$0.08	$0.18	$0.14

     The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 2,732 and 1,313 for the three months ended September 30, 2008 and 2007, respectively, and 2,724 and 1,170 for the six months ended September 30, 2008 and 2007, respectively, because the effect would have been anti-dilutive.
Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
     Sales to three customers totaled approximately 53% and 39% of total revenues for the six months ended September 30, 2008 and 2007, respectively. All three customers are distribution partners (Dell, Hitachi Data Systems and Alternative Technologies, Inc.) that represent hundreds of underlying end-user transactions. These customers accounted for approximately 67% and 53% of accounts receivable as of September 30, 2008 and March 31, 2008, respectively.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Deferred revenue consists of the following:

	September 30, 2008	March 31, 2008
Current:
Deferred software revenue	$161	$304
Deferred services revenue	56,908	52,044

	$57,069	$52,348

Non-current:
Deferred services revenue	$7,289	$7,210

Accounting for Stock-Based Compensation
     On April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, the Company’s stock-based compensation costs beginning April 1, 2006 is based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As of September 30, 2008, there was approximately $25,429 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.65 years.
     Under SFAS 123(R), the Company estimated the fair value of stock options granted using the Black-Scholes formula. Expected volatility was calculated based on reported data for a peer group of publicly traded companies, for which historical information was available. The Company will continue to use peer group volatility information until volatility data of the Company is relevant to measure expected volatility for future option grants. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The average expected life was determined according to the “simplified method” as described in SAB 107 and 110, which is the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	41%	44%	41%	44%-47%
Weighted average expected volatility	41%	44%	41%	47%
Risk-free interest rates	2.79%-3.31%	4.27%-4.97%	2.79%-3.84%	4.27%-5.18%
Expected life (in years)	6.25	6.25	6.25	6.25
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Cost of services revenue	$63	$42	$126	$75
Sales and marketing	1,225	1,059	2,399	1,917
Research and development	418	323	776	580
General and administrative	977	789	1,960	1,454

Stock-based compensation expense	$2,683	$2,213	$5,261	$4,026

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the six months ended September 30, 2008 and 2007, the Company includes $727 and $2,486, respectively, as a financing cash inflow.
Share Repurchases
     The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, the Company accounted for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between additional paid-in capital and accumulated deficit. As a result of the Company’s stock repurchases in the six months ended September 30, 2008, the Company reduced common stock and additional paid-in capital by $6,159 and accumulated deficit by $14,221.
Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three and six months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,729	$3,438	$8,206	$6,417
Foreign currency translation adjustment	412	(95)	283	(310)

Total comprehensive income	$5,141	$3,343	$8,489	$6,107

Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of September 30, 2008, the Company does not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on April 1, 2008.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     In accordance with FAS 157, included within our cash and cash equivalents are $87,499 of money market funds that are classified as Level 1 financial assets as of September 30, 2008.
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
4. Credit Facility
     In July 2008, the Company entered into a credit facility in which the Company can borrow up to $40,000 over the initial 12 months of the credit facility. Borrowings under the facility are available to repurchase the Company’s common stock under its share repurchase program or to provide for working capital and general corporate purposes. The credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement.
     Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 2011. Borrowings under the credit facility bear interest, at the Company’s option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. The credit facility also contains a quarterly commitment fee based on the unused portion of the credit facility, which is recorded in Accrued Liabilities as of September 30, 2008. As of September 30, 2008, the Company was in compliance with all required covenants, and there were no outstanding balances on the credit facility.
5. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of September 30, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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
     In January 2008, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. In the six months ending September 30, 2008, the Company repurchased approximately 1,335 shares with a total cost of approximately $20,380, of which $17,448 was paid as of September 30, 2008. The average price of the common stock repurchased during the six months ended September 30, 2008 was $15.27 per share. As of September 30, 2008, the Company has repurchased approximately $35,393 under the share repurchase authorization.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
7. Stock Plans
     As of September 30, 2008, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. As of September 30, 2008, there were 518 options available for future grant under the Plan.
     The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. The maximum number of shares of the Company’s common stock that may be initially awarded under the LTIP is 4,000. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As a result, there were 2,138 shares available for future issuance under the LTIP at April 1, 2008. As of September 30, 2008, approximately 1,948 shares were available for future issuance under the LTIP.
     As of September 30, 2008, the Company has granted non-qualified stock options and restricted stock units under its stock-based compensation plans. Equity awards granted by the Company under its stock-based compensation plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock-based compensation plans will continue to include both non-qualified stock options and restricted stock units.
     The following summarizes the activity for the Company’s two stock incentive plans for the six months ended September 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2008	8,086	$8.84
Options granted	155	13.58
Options exercised	(358)	5.86
Options canceled	(103)	12.42

Outstanding as of September 30, 2008	7,780	$9.02	6.29	$32,549

Vested or expected to vest as of September 30, 2008	7,650	$8.90	6.22	$32,515

Exercisable as of September 30, 2008	4,897	$6.71	5.00	$28,249

     The weighted average fair value of stock options granted was $7.18 and $6.10 during the three and six months ended September 30, 2008, respectively, and $9.06 and $8.93 during the three and six months ended September 30, 2007, respectively. The total intrinsic value of options exercised was $1,406 and $3,572 during the three and six months ended September 30, 2008, respectively, and $5,681 and $12,345 during the three and six months ended September 30, 2007, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Restricted stock unit activity for the six months ended September 30, 2008 is as follows:

		Weighted
	Number of	Average Grant
Non-vested Restricted Stock Units	Awards	Date Fair Value
Non-vested as of March 31, 2008	665	$15.81
Awarded	124	15.39
Released	(81)	17.05
Forfeited	(37)	16.08

Non-vested as of September 30, 2008	671	$15.57

8. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss (“NOL”) carry forwards, research and development tax credits (“R&D credits”), depreciation and amortization, deferred revenue and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. In addition, the Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.
     The provision for income taxes for the three and six months ended September 30, 2008 was $3,539 and $5,184, respectively, with effective tax rates of approximately 43% and 39%, respectively. The effective rates in the three and six months ended September 30, 2008 are higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States. The Company’s effective tax rate of 43% in the three months ended September 30, 2008 includes adjustments to permanent book-to-tax differences that were forecasted as part of the effective tax rate for the first quarter of fiscal 2009. The provision for income taxes for the three and six months ended September 30, 2007 was $2,100 and $3,985, respectively, with an effective tax rate of approximately 38% in each period.
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

Balance at March 31, 2008	$4,942
Additions for tax positions related to fiscal 2009	130
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—

Balance at September 30, 2008	$5,072

     All of the Company’s unrecognized tax benefits of $5,072, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $5,072 and the related accrued interest and penalties of $1,471 in Other Liabilities on the Consolidated Balance Sheet. Interest and penalties related to unrecognized tax benefits are

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
recorded in income tax expense. In the three and six months ended September 30, 2008, the Company recognized $56 and $111 of interest and penalties in the Consolidated Statement of Income.
     The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	2001 - Present
New Jersey	2001 - Present
Canada	2002 - Present
Other foreign jurisdictions	2004 - Present

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
     We are a leading provider of data and information management software applications and related services. We develop, market and sell a unified suite of data management software applications under the Simpana brand in terms of product breadth and functionality and market penetration. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set, to deliver Data Protection, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of September 30, 2008, we had licensed our software applications to approximately 9,100 registered customers.
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
     In July 2007, we released our CommVault Simpana 7.0 software suite. We believe that CommVault Simpana 7.0, which builds on and significantly expands our previous QiNetix platform, will create competitive differentiation in the data management related markets as well as provide us a foundation to shift to providing information management solutions. CommVault Simpana 7.0 is the largest release in our history and contains major enhancements to our software suite of products. Specifically, CommVault Simpana 7.0 provides major enhancements to our existing Backup, Archiving and Replication products and also delivers new product features that are non backup related including Single Instancing, Advanced Archiving, Enterprise-wide Search and Discovery and Data Classification.
     We currently derive the majority of our software revenue from our Galaxy Backup and Recovery software application. Sales of Galaxy Backup and Recovery represented approximately 71% of our total software revenue for the six months ended September 30, 2008 and 77% of our total software revenue for fiscal 2008. In addition, we derive the majority of our services revenue from customer and technical support associated with our Galaxy Backup and Recovery software application. The increase in software revenue generated by our non-Galaxy Backup and Recovery software products, or Advanced Data and Information Management products (“ADIM”), was primarily driven by new components and enhancements related to our CommVault Simpana 7.0 software suite. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Galaxy Backup and Recovery software application for the foreseeable future.
     Given the nature of the industry in which we operate, our software applications are subject to obsolescence. We continually develop and introduce updates to our existing software applications in order to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive software applications that may render our existing software applications obsolete. For each of our software applications, we provide full support for the current generally available release and one prior release. When we declare a product release obsolete, a customer notice is delivered twelve months prior to the effective date of obsolescence announcing continuation of full product support for the first six months. We provide an additional six months of extended assistance support in which we only provide existing workarounds or fixes that do not require additional development activity. We do not have plans to make any of our existing software products permanently obsolete.
Sources of Revenues
     We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end user customer. We sell our software applications to end user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our corporate resellers bundle or sell our software applications together with their own products, and our value added resellers sell our software applications independently. Our software revenue was 53% of our total revenues in the six months ended September 30, 2008 and 55% in the six months ended September 30, 2007.
     Software revenue generated through indirect distribution channels was approximately 84% of total software revenue in the six months ended September 30, 2008 and was approximately 79% of total software revenue in the six months ended September 30, 2007. Software revenue generated through direct distribution channels was approximately 16% of total software revenue in the six months ended September 30, 2008 and was approximately 21% of total software revenue in the six months ended September 30, 2007. The continued shift in software revenue generated through indirect distribution channels compared to our direct sales force is the result of both an increase in software revenue from our international operations (which is almost exclusively transacted through indirect distribution) and a shift to indirect distribution channels from direct distribution in software revenue generated in the United States. In addition, deals initiated by our direct sales force in the United States are sometimes transacted through indirect channels based on end user customer requirements, which are not always in our control.  As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time.  We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy.  We will continue to invest in both our channel relationships and direct sales force in the future, but would expect more revenue to be generated through indirect distribution over the long term.  The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have a worldwide reseller and an original equipment manufacturer agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. We generated approximately 23% of our total revenues through Dell in the six months ended September 30, 2008 and approximately 24% of our total revenues through Dell during fiscal 2008.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for 15% of our total revenues for the six months ended September 30, 2008, and 13% of our total revenues for the six months ended September 30, 2007.
     In February 2007, we signed a wide-ranging distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with ATI to include our U.S. federal government market. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North

American resellers were transitioned to ATI throughout fiscal 2007 and fiscal 2008. We generated approximately 20% of our total revenue through ATI in the six months ended September 30, 2008 and approximately 13% of our total revenues through ATI during fiscal 2008. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.
     In December 2007, we entered into a collaborative reseller agreement with Sun pursuant to which they have agreed to promote, market, resell and distribute certain of our products. Our agreement with Sun is a world-wide agreement. To date, we have not generated any material revenue through Sun.
     In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2009, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 42% of our total software revenue in the six months September 30, 2008 and approximately 35% of our total software revenue for all of fiscal 2008.
     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 47% of our total revenues for six months ended September 30, 2008 and 45% of our total revenues in the six months ended September 30, 2007. The gross margin of our services revenue was 74.8% in the six months ended September 30, 2008 and 71.9% in the six months ended September 30, 2007. The increase in the gross margin of our services revenue was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 97.9% in the six months ended September 30, 2008 and 98.0% in the six months ended September 30, 2007. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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
Stock-Based Compensation
     As of September 30, 2008, we maintain two stock-based compensation plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock compensation plans under the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).
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

Forfeitures are estimated based on a historical analysis of our actual stock option forfeitures. Expected volatility was calculated based on reported data for a peer group of publicly traded companies, for which historical information was available. We will continue to use peer group volatility information until our volatility data is relevant to measure expected volatility for future option grants. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. The average expected life was determined according to the “simplified method” as described in SAB 107 and 110, which is the mid-point between the vesting date and the end of the contractual term. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     The assumptions used in the Black-Scholes option-pricing model in the three and six months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	41%	44%	41%	44%-47%
Weighted average expected volatility	41%	44%	41%	47%
Risk-free interest rates	2.79%-3.31%	4.27%-4.97%	2.79%-3.84%	4.27%-5.18%
Expected life (in years)	6.25	6.25	6.25	6.25
     The weighted average fair value of stock options granted was $7.18 and $6.10 during the three and six months ended September 30, 2008, respectively, and $9.06 and $8.93 during the three and six months ended September 30, 2007, respectively. In addition, the weighted average fair value of restricted stock units awarded was $16.28 and $15.39 per share during the three and six months ended September 30, 2008, respectively, and $18.10 and $17.10 per share during the three and six months ended September 30, 2007, respectively. As of September 30, 2008, there was approximately $25.4 million of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.65 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2008, we had deferred tax assets of approximately $51.3 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of September 30, 2008, we do not maintain a valuation allowance against any of our deferred tax assets.
     On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As of September 30, 2008, we had unrecognized tax benefits of $5.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.5 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.1 million and the related accrued interest and penalties of $1.5 million are included in Other Liabilities on the Consolidated Balance Sheet.

     We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	2001 - Present
New Jersey	2001 - Present
Canada	2002 - Present
Other foreign jurisdictions	2004 - Present
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
Results of Operations
     The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Software	56%	56%	53%	55%
Services	44	44	47	45

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	11	12	12	13

Total cost of revenues	12%	13%	13%	14%

Gross margin	88%	87%	87%	86%
Three months ended September 30, 2008 compared to three months ended September 30, 2007
Revenues
     Total revenues increased $15.9 million, or 34%, from $47.4 million in the three months ended September 30, 2007 to $63.3 million in the three months ended September 30, 2008.
     Software Revenue.  Software revenue increased $8.6 million, or 32%, from $26.6 million in the three months ended September 30, 2007 to $35.2 million in the three months ended September 30, 2008. Software revenue represented 56% of our total revenues for both the three months ended September 30, 2008 and 2007. The overall increase in software revenue was primarily driven by transactions greater than $0.1 million, which increased by $8.3 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. As a result, software revenue derived from transactions greater than $0.1 million represented approximately 52% of our software revenue in the three months ended September 30, 2008 and approximately 37% of our software revenue in the three months ended September 30, 2007. The increase in software revenue derived from transactions greater than $0.1 million is primarily due to a 54% increase in the number of transactions of this type. The average dollar amount of such transactions was approximately $0.3 million in both the three months ended September 30, 2008 and 2007.
     Software revenue derived from the United States increased 13% while software revenue derived from foreign locations grew 71% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The growth in software revenue in foreign locations is primarily due to increases in Europe and Canada as we expand our international operations. Movements in foreign exchange rates accounted for approximately $1.4 million of the $8.6 million increase in software revenue.
     Software revenue through our resellers increased $2.3 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and software revenue derived from our direct sales force increased $0.9 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in software revenue through our resellers is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners. The overall shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section. In addition, software revenue through our original equipment manufacturers contributed $5.4 million to our overall increase in software revenue primarily due to higher revenue from our arrangement with Hitachi Data Systems, partially offset by a reduction in revenue from our arrangement with Dell.
     Services Revenue.  Services revenue increased $7.3 million, or 35%, from $20.9 million in the three months ended September 30, 2007 to $28.2 million in the three months ended September 30, 2008. Services revenue represented 44% of our total revenues in both the three months ended September 30, 2008 and 2007. The increase in services revenue is primarily due to a $6.5 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for approximately $0.9 million of the $7.3 million increase in services revenue.
Cost of Revenues
     Total cost of revenues increased $1.6 million, or 25%, from $6.2 million in the three months ended September 30, 2007 to $7.7 million in the three months ended September 30, 2008. Total cost of revenues represented 12% of our total revenues in the three months ended September 30, 2008 compared to 13% in the three months ended September 30, 2007.
     Cost of Software Revenue.  Cost of software revenue increased approximately $0.1 million, or 17%, from $0.5 million in the three months ended September 30, 2007 to $0.6 million in the three months ended September 30, 2008. Cost of software revenue represented 2% of our total software revenue in both the three months ended September 30, 2008 and 2007. The increase in cost of software is primarily due to higher royalty costs associated with our CommVault Simpana 7.0 software suite, which was released in July 2007.
     Cost of Services Revenue.  Cost of services revenue increased $1.5 million, or 26%, from $5.6 million in the three months ended September 30, 2007 to $7.1 million in the three months ended September 30, 2008. Cost of services revenue represented 25% of our services revenue in the three months ended September 30, 2008 compared to 27% in the three months ended September 30, 2007. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $0.7 million resulting from higher headcount and a $0.7 million increase in third-party outsourcing costs.

Operating Expenses
     Sales and Marketing.  Sales and marketing expenses increased $9.2 million, or 40%, from $23.1 million in the three months ended September 30, 2007 to $32.3 million in the three months ended September 30, 2008. The increase is primarily due to a $6.1 million increase in employee compensation, which includes higher headcount costs as well as higher commissions on record revenues. Sales and marketing expenses also increased due to a $1.0 million increase in travel and related expenses primarily due to increased headcount and a $0.7 million increase in advertising and marketing related expenses. Movements in foreign exchange rates accounted for approximately $1.3 million of the total $9.2 million increase in sales and marketing expenses.
     Research and Development.  Research and development expenses increased $1.1 million, or 16%, from $6.7 million in the three months ended September 30, 2007 to $7.8 million in the three months ended September 30, 2008. The increase is primarily due to $0.8 million of higher employee compensation resulting from higher headcount and a $0.1 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R).
     General and Administrative.  General and administrative expenses increased $0.8 million, or 13%, from $6.1 million in the three months ended September 30, 2007 to $6.9 million in the three months ended September 30, 2008. The increase is primarily due to a $0.5 million increase in employee compensation and related expenses resulting mainly from higher headcount and a $0.2 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R).
     Depreciation and Amortization.  Depreciation expense increased $0.2 million, or 30%, from $0.7 million in the three months ended September 30, 2007 to $0.9 million in the three months ended September 30, 2008. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Income
     Interest income decreased $0.3 million, from $0.9 million in the three months ended September 30, 2007 to $0.6 million in the three months ended September 30, 2008. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax Expense
     Income tax expense was $3.5 million in the three months ended September 30, 2008 compared to $2.1 million in the three months ended September 30, 2007. The effective tax rate in the three months ended September 30, 2008 was approximately 43% as compared to 38% in the three months ended September 30, 2007. The effective rate in the three months ended September 30, 2008 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States. In addition, the effective tax rate of 43% in the three months ended September 30, 2008 includes adjustments to permanent book-to-tax differences that were forecasted as part of the effective tax rate for the first quarter of fiscal 2009.
     The effective tax rate in the three months ended September 30, 2007 is greater than the U.S. federal statutory tax rate of 35% primarily due to the full valuation allowance we maintained against our deferred tax assets in certain international jurisdictions at that time. As a result, we did not recognize any tax benefits related to losses incurred during the three months ended September 30, 2007 in such international jurisdictions.

Six months ended September 30, 2008 compared to six months ended September 30, 2007
Revenues
     Total revenues increased $26.9 million, or 29%, from $91.4 million in the six months ended September 30, 2007 to $118.3 million in the six months ended September 30, 2008.
     Software Revenue. Software revenue increased $12.2 million, or 24%, from $50.6 million in the six months ended September 30, 2007 to $62.9 million in the six months ended September 30, 2008. Software revenue represented 53% of our total revenues for the six months ended September 30, 2008 and 55% for the six months ended September 30, 2007. The overall increase in software revenue was primarily driven by transactions greater than $0.1 million, which increased by $10.2 million in the six months ended September 30, 2008 compared to the six months ended September 30, 2007. As a result, software revenue derived from transactions greater than $0.1 million represented approximately 42% of our software revenue in the six months ended September 30, 2008 and approximately 32% of our software revenue in the six months ended September 30, 2007. The increase in software revenue derived from transactions greater than $0.1 million is primarily due to a 46% increase in the number of transactions of this type. In addition, the average dollar amount of such transactions was $0.3 million in the six months ended September 30, 2008 compared to $0.2 million in the six months ended September 30, 2007.
     Software revenue derived from the United States increased 7% while software revenue derived from foreign locations grew 53% in the six months ended September 30, 2008 compared to the six months ended September 30, 2007. The growth in software revenue in foreign locations is primarily due to increases in Europe, Canada and Australia as we expand our international operations. Movements in foreign exchange rates accounted for approximately $3.0 million of the $12.2 million increase in software revenue.
     Software revenue through our resellers increased $7.0 million in the six months ended September 30, 2008 compared to the six months ended September 30, 2007, and software revenue derived from our direct sales force decreased $0.5 million in the six months ended September 30, 2008 compared to the six months ended September 30, 2007. The increase in software revenue through our resellers and the related decrease in software revenue derived from our direct sales force is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners as well as higher revenue through our reseller agreement with Dell primarily in the United States, Canada and Europe. The overall shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section. In addition, software revenue through our original equipment manufacturers contributed $5.7 million to our overall increase in software revenue primarily due to higher revenue from our arrangement with Hitachi Data Systems, partially offset by a reduction in revenue from our arrangement with Dell.
     Services Revenue. Services revenue increased $14.7 million, or 36%, from $40.8 million in the six months ended September 30, 2007 to $55.5 million in the six months ended September 30, 2008. Services revenue represented 47% of our total revenues in the six months ended September 30, 2008 compared to 45% in the six months ended September 30, 2007. The increase in services revenue is primarily due to a $13.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for approximately $2.0 million of the $14.7 million increase in services revenue.
Cost of Revenues
     Total cost of revenues increased $2.9 million, or 23%, from $12.5 million in the six months ended September 30, 2007 to $15.3 million in the six months ended September 30, 2008. Total cost of revenues represented 13% of our total revenues in the six months ended September 30, 2008 compared to 14% in the six months ended September 30, 2007.
     Cost of Software Revenue. Cost of software revenue increased approximately $0.3 million, or 33%, from $1.0 million in the six months ended September 30, 2007 to $1.3 million in the six months ended September 30, 2008. Cost of software revenue represented 2% of our total software revenue in both the six months ended September 30,

2008 and 2007. The increase in cost of software is primarily due to higher royalty costs associated with our CommVault Simpana 7.0 software suite.
     Cost of Services Revenue. Cost of services revenue increased $2.5 million, or 22%, from $11.5 million in the six months ended September 30, 2007 to $14.0 million in the six months ended September 30, 2008. Cost of services revenue represented 25% of our services revenue in the six months ended September 30, 2008 compared to 28% in the six months ended September 30, 2007. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $1.1 million as well as a $1.1 million increase in third-party outsourcing costs. Movements in foreign exchange rates accounted for approximately $0.6 million of the total $2.5 million increase in cost of services revenue.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $15.6 million, or 35%, from $44.3 million in the six months ended September 30, 2007 to $59.9 million in the six months ended September 30, 2008. The increase is primarily due to a $10.3 million increase in employee compensation, which includes higher headcount costs as well as higher commissions on record revenues. Sales and marketing expenses also increased due to a $2.2 million increase in travel and related expenses primarily due to increased headcount, a $0.9 million increase in advertising and marketing related expenses and $0.5 million in higher stock-based compensation expense recorded in accordance with SFAS 123(R). Movements in foreign exchange rates accounted for approximately $2.8 million of the total $15.6 million increase in sales and marketing expenses.
     Research and Development. Research and development expenses increased $2.1 million, or 16%, from $13.1 million in the six months ended September 30, 2007 to $15.2 million in the six months ended September 30, 2008. The increase is primarily due to $1.3 million of higher employee compensation resulting from higher headcount and a $0.2 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R).
     General and Administrative. General and administrative expenses increased $2.7 million, or 24%, from $11.3 million in the six months ended September 30, 2007 to $13.9 million in the six months ended September 30, 2008. The increase is primarily due to a $0.7 million increase in employee compensation and related expenses resulting mainly from higher headcount, a $0.5 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R), a $0.5 million increase in legal costs and a $0.4 million increase in compliance, accounting and insurance costs associated with being a public company. Movements in foreign exchange rates accounted for approximately $0.5 million of the total $2.7 million increase in general and administrative expenses.
     Depreciation and Amortization. Depreciation expense increased $0.4 million, or 27%, from $1.4 million in the six months ended September 30, 2007 to $1.8 million in the six months ended September 30, 2008. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Expense
     Interest expense was less than $0.1 million in the six months ended September 30, 2008 compared to $0.1 million in the six months ended September 30, 2007.
Interest Income
     Interest income decreased $0.5 million, from $1.7 million in the six months ended September 30, 2007 to $1.2 million in the six months ended September 30, 2008. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax Expense
     Income tax expense was $5.2 million in the six months ended September 30, 2008 compared to $4.0 million in the six months ended September 30, 2007. The effective tax rate in the six months ended September 30, 2008 was approximately 39% as compared to 38% in the six months ended September 30, 2007. The effective rate in the six months ended September 30, 2008 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States.
   The effective tax rate in the six months ended September 30, 2007 is greater than the U.S. federal statutory tax rate of 35% primarily due to the full valuation allowance we maintained against our deferred tax assets in certain international jurisdictions at that time. As a result, we did not recognize any tax benefits related to losses incurred during the six months ended September 30, 2007 in such international jurisdictions.
Liquidity and Capital Resources
     As of September 30, 2008, our cash and cash equivalents balance of $101.3 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
     In January 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $40.0 million of our common stock. In July 2008, our Board of Directors authorized an additional $40.0 million increase to the existing share repurchase program. In the six months ending September 30, 2008, we repurchased an approximately 1.3 million shares with a total cost of approximately $20.4 million, of which $17.4 million was paid as of September 30, 2008. The average price of the common stock repurchased during the six months ended September 30, 2008 was $15.27 per share. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of October 29, 2008, we have repurchased approximately $40.2 million under the share repurchase authorization. As a result, we may repurchase an additional $39.8 million of our common stock through July 2009.
     In July 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. Borrowings under the facility are available to repurchase our common stock under the share repurchase program or to provide for working capital and general corporate purposes. The credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 2011. Borrowings under the credit facility bear interest, at our option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. The credit facility also contains a quarterly commitment fee based on the unused portion of the credit facility. As of September 30, 2008, we were in compliance with all required covenants, and there were no outstanding balances on the credit facility.
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
     Net cash provided by operating activities was $28.2 million in the six months ended September 30, 2008 and $10.3 million in the six months ended September 30, 2007. In the six months ended September 30, 2008, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, an increase in deferred revenue due to higher revenue and a decrease in accounts receivable as a result of strong collection efforts and timing of receipts during fiscal 2009. In the six months ended September 30, 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue, partially offset by an increase in accounts receivable primarily due to higher revenues. We anticipate that as our revenues continue to grow, our accounts receivable and deferred services revenue balances may increase over time as well.
     Net cash used in investing activities was $2.7 million in the six months ended September 30, 2008, and $1.9 million in the six months ended September 30, 2007. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
     Net cash provided by (used in) financing activities was $(14.6) million in the six months ended September 30, 2008 and $5.2 million in the six months ended September 30, 2007. The cash used in financing activities in the six months ended September 30, 2008 was due to $17.4 million used to repurchase shares of our common stock under our repurchase program, partially offset by $2.1 million of proceeds from the exercise of stock options and $0.7 million of excess tax benefits recognized as a result of the stock option exercises. The cash provided by financing activities in the six months ended September 30, 2007 was due to $5.9 million of proceeds from the exercise of stock options, $4.3 million of net proceeds generated from our follow-on public offering and $2.5 million of excess tax benefits recognized as a result of the stock option exercises, partially offset by the cash use of $7.5 million in principal repayment on our term loan.
     Working capital decreased $1.3 million from $77.5 million as of March 31, 2008 to $76.2 million as of September 30, 2008. The decrease in working capital is primarily due to a $5.9 million decrease in accounts receivable and a $4.7 million increase in deferred revenue, partially offset by a $9.6 million increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to net income generated during the period and the decrease in accounts receivables discussed above, partially offset by cash used to repurchase our common stock under our share repurchase program.
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
Off-Balance Sheet Arrangements
     As of September 30, 2008, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. As of September 30, 2008, we do not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. We adopted SFAS No. 157 on April 1, 2008.
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
     As of September 30, 2008, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
     In July 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. Borrowings under the credit facility bear interest, at our option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. As of September 30, 2008, there were no outstanding balances on the credit facility. As a result, we are currently not subject to any material interest rate risk on our credit facility.
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 40% of our sales were outside the United States in the six months ended September 30, 2008 and 36% were outside the United States in fiscal 2008. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. In addition, we generally have not hedged our exposure to changes in foreign currency exchange rates. However, in the future we may enter into foreign currency based hedging contracts to reduce our exposure to fluctuations in currency exchange rates.
     We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $2.3 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4 — Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     Purchases of Equity Securities by the Issuer
     On January 30, 2008, our Board of Directors approved a share-repurchase program permitting us to repurchase up to $40.0 million of our common stock. On July 31, 2008, our Board of Directors authorized a $40.0 million increase to our existing share repurchase program. As of September 30, 2008, we have repurchased $35.4 million of common stock out of the $80.0 million in total that is authorized under our share repurchase program.
     Set forth below is information regarding our stock repurchases during the three months ended September 30, 2008:

Total Number
			of Shares	Maximum Dollar
			Purchased as	Amount of Shares
	Total	Average	Part of	That May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced	the Plan
Period (1)	Purchased	Share	Plan	(In Thousands)
July 1 — July 31, 2008	—	$—	—	$—
August 1 — August 31, 2008	—	$—	—	$—
September 1 — September 30, 2008	651,221	$13.74	651,221	$44,607

Total	651,221	$13.74	651,221	$44,607

(1)	Based on trade date, not settlement date
     As of October 29, 2008, we have repurchased $40.2 million of common stock out of the $80.0 million in total that is authorized under our share repurchase program. As a result, we may repurchase an additional $39.8 million of common stock through July 2009.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Securities Holders
     On August 27, 2008, we held our fiscal 2008 Annual Meeting of Stockholders, at which our stockholders (i) elected three directors for a term to expire at the fiscal 2011 Annual Meeting of Stockholders and (ii) ratified the appointment of Ernst & Young LLP as our registered independent public accounting firm for the fiscal year ending March 31, 2009. The vote on such matters was as follows:
     I. Election of Directors

	Total Vote for Each	Total Vote Withheld
Nominee	Nominee	From Each Nominee
Alan G. Bunte	39,447,508	302,870
Frank J. Fanzilli, Jr.	38,188,297	1,562,081
Daniel Pulver	39,421,258	329,120
     There were no abstentions or broker non-votes. The terms of Messrs. N. Robert Hammer, Armando Geday, Keith Geeslin, F. Robert Kurimsky, David F. Walker and Gary B. Smith continued after the meeting.

     II. Ratification of Appointment of Ernst & Young LLP as our independent registered public accounting firm was approved for the year ending March 31, 2009:

For	Against	Abstain
38,788,192	938,294	23,892
There were no abstentions or broker non-votes.
Item 5. Other Information
None
Item 6. Exhibits
     A list of exhibits filed herewith is included on the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

Signatures
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CommVault Systems, Inc.
Dated: November 3, 2008	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: November 3, 2008	By:	/s/ Louis F. Miceli
Louis F. Miceli
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.23 †	Addendum Nine to the Software License Agreement, dated September 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc.

10.24 †	Addendum Ten to the Software License Agreement, dated October 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc.

10.25	Direct Supplier Agreement, dated August 2, 2008, by and between CommVault Systems, Inc. and Dell Products L.P.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.