Form 10-Q
period 2008-12-31
COMMVAULT SYSTEMS INC
filed 2009-02-06
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2008

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
Yes ☐       No ☑
As of January 29, 2009, there were 41,476,963 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$100,831	$91,661
Trade accounts receivable, less allowance for doubtful accounts of $256 at December 31, 2008 and $275 at March 31, 2008	41,653	44,284
Prepaid expenses and other current assets	4,398	3,409
Deferred tax assets	14,941	15,348

Total current assets	161,823	154,702

Deferred tax assets	34,818	39,506
Property and equipment, net	6,085	5,868
Other assets	1,134	754

Total assets	$203,860	$200,830

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,150	$2,218
Accrued liabilities	20,481	22,623
Deferred revenue	58,139	52,348

Total current liabilities	80,770	77,189

Deferred revenue, less current portion	7,498	7,210
Other liabilities	7,303	6,896

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2008 and March 31, 2008	—	—
Common stock, $.01 par value: 250,000 shares authorized, 41,449 shares and 42,750 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	414	428
Additional paid-in capital	207,150	204,386
Accumulated deficit	(99,636)	(94,922)
Accumulated other comprehensive income (loss)	361	(357)

Total stockholders’ equity	108,289	109,535

Total liabilities and stockholders’ equity	$203,860	$200,830

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Software	$31,345	$26,994	$94,205	$77,630
Services	28,706	23,304	84,177	64,063

Total revenues	60,051	50,298	178,382	141,693

Cost of revenues:
Software	531	648	1,869	1,651
Services	7,314	6,315	21,315	17,775

Total cost of revenues	7,845	6,963	23,184	19,426

Gross margin	52,206	43,335	155,198	122,267

Operating expenses:
Sales and marketing	31,690	23,420	91,556	67,735
Research and development	7,703	6,818	22,891	19,944
General and administrative	5,756	6,010	19,670	17,266
Depreciation and amortization	912	795	2,716	2,217

Income from operations	6,145	6,292	18,365	15,105

Interest expense	(30)	—	(57)	(114)
Interest income	322	998	1,519	2,701

Income before income taxes	6,437	7,290	19,827	17,692

Income tax (expense) benefit	(2,554)	908	(7,738)	(3,077)

Net income	$3,883	$8,198	$12,089	$14,615

Net income per common share:
Basic	$0.09	$0.19	$0.29	$0.34

Diluted	$0.09	$0.18	$0.27	$0.32

Weighted average common shares outstanding:
Basic	41,436	43,518	42,139	42,991

Diluted	43,068	46,136	44,184	45,593

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of March 31, 2008	42,750	$428	$204,386	$(94,922)	$(357)	$109,535
Stock-based compensation			8,135			8,135
Tax benefits relating to share-based payments			591			591
Exercise of common stock options and vesting of restricted stock units	524	5	2,445			2,450
Repurchase of common stock	(1,825)	(19)	(8,407)	(16,803)		(25,229)
Comprehensive income:
Net income				12,089		12,089
Foreign currency translation adjustment					718	718

Total Comprehensive income						12,807

Balance as of December 31, 2008	41,449	$414	$207,150	$(99,636)	$361	$108,289

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net income	$12,089	$14,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,796	2,326
Noncash stock-based compensation	8,135	6,233
Excess tax benefits from stock-based compensation	(589)	(4,497)
Deferred income taxes	2,931	(3,647)

Changes in operating assets and liabilities:
Accounts receivable	(679)	(10,935)
Prepaid expenses and other current assets	(1,230)	313
Other assets	(504)	(182)
Accounts payable	115	122
Accrued liabilities	2,669	8,239
Deferred revenue and other liabilities	10,909	10,807

Net cash provided by operating activities	36,642	23,394

Cash flows from investing activities
Purchase of property and equipment	(3,413)	(3,083)

Net cash used in investing activities	(3,413)	(3,083)

Cash flows from financing activities
Repurchase of common stock	(25,229)	—
Proceeds from the exercise of stock options	2,450	8,108
Excess tax benefits from stock-based compensation	589	4,497
Net proceeds from follow-on public offering of common stock	—	4,315
Repayments on term loan	—	(7,500)

Net cash provided by (used in) financing activities	(22,190)	9,420

Effects of exchange rate — changes in cash	(1,869)	376

Net increase in cash and cash equivalents	9,170	30,107
Cash and cash equivalents at beginning of period	91,661	65,001

Cash and cash equivalents at end of period	$100,831	$95,108

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
2. Basis of Presentation
     The consolidated financial statements as of December 31, 2008 and for the three and nine months ended December 31, 2008 and 2007 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2008. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
3. Summary of Significant Accounting Policies
     There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2008 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2008. A summary of the Company’s significant accounting policies are disclosed below.
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
     The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis or as site licenses. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that the Company recognize revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
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
     The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work (“SOW”), which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 90 days of entering into an agreement. The price for other professional services has not materially changed for the periods presented.

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
     The Company considers the four basic revenue recognition criteria for each of the elements as follows:
•	Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company, or other persuasive evidence that an arrangement exists prior to recognizing revenue on an arrangement.

•	Delivery or performance has occurred. The Company’s software applications are usually physically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered in an electronic format. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

•	Vendor’s fee is fixed or determinable. The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of a sales arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized at the earlier of when cash is collected or when sufficient credit becomes available, assuming all of the other basic revenue recognition criteria are met.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$3,883	$8,198	$12,089	$14,615

Basic net income per common share:
Basic weighted average shares outstanding	41,436	43,518	42,139	42,991

Basic net income per common share	$0.09	$0.19	$0.29	$0.34

Diluted net income per common share:
Basic weighted average shares outstanding	41,436	43,518	42,139	42,991
Dilutive effect of stock options and restricted stock units	1,632	2,618	2,045	2,602

Diluted weighted average shares outstanding	43,068	46,136	44,184	45,593

Diluted net income per common share	$0.09	$0.18	$0.27	$0.32

     The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 3,574 and 1,320 for the three months ended December 31, 2008 and 2007, respectively, and 2,924 and 1,108 for the nine months ended December 31, 2008 and 2007, respectively, because the effect would have been anti-dilutive.
Concentration of Credit Risk
     The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
     Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 22% and 24% of total revenues for the nine months ended December 31, 2008 and 2007, respectively. Sales through the Company’s distribution agreement with Alternative Technologies, Inc. totaled 20% and 11% of total revenues for the nine months ended December 31, 2008 and 2007, respectively. These customers accounted for approximately 51% and 44% of total accounts receivable as of December 31, 2008 and March 31, 2008, respectively.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Deferred revenue consists of the following:

	December 31, 2008	March 31, 2008
Current:
Deferred software revenue	$126	$304
Deferred services revenue	58,013	52,044

	$58,139	$52,348

Non-current:
Deferred services revenue	$7,498	$7,210

Accounting for Stock-Based Compensation
     On April 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, the Company’s stock-based compensation costs beginning April 1, 2006 is based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). As of December 31, 2008, there was approximately $30,101 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 3.04 years.
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
     Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because its common stock has now been publically traded for 2 years and it believes that CommVault specific volatility inputs should now be included in the calculation of expected volatility. As a result, expected volatility during the quarter ended December 31, 2008 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’ common stock from the date of its initial public offering to the respective stock option grant date.
     The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	40%-44%	43%	40%-44%	43%-47%
Weighted average expected volatility	44%	43%	43%	47%
Risk-free interest rates	1.77%-3.25%	3.76%-4.48%	1.77%-3.84%	3.76%-5.18%
Expected life (in years)	6.39	6.25	6.37	6.25

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Cost of services revenue	$69	$44	$195	$119
Sales and marketing	1,371	1,073	3,770	2,990
Research and development	454	304	1,230	884
General and administrative	980	786	2,940	2,240

Stock-based compensation expense	$2,874	$2,207	$8,135	$6,233

     The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the nine months ended December 31, 2008 and 2007, the Company includes $589 and $4,497, respectively, as a financing cash inflow.
Share Repurchases
     The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, the Company accounted for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between additional paid-in capital and accumulated deficit. As a result of the Company’s stock repurchases in the nine months ended December 31, 2008, the Company reduced common stock and additional paid-in capital by $8,426 and accumulated deficit by $16,803.
Foreign Currency Translation
     The functional currency of the Company’s foreign operations are deemed to be the local country’s currency. In accordance with SFAS No. 52, Foreign Currency Translation, the assets and liabilities of the Company’s international subsidiaries are translated at their respective year-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “other comprehensive income (loss)” and are reflected as a separate component of stockholders’ equity. In addition, foreign currency transaction gains and losses are recorded in “general and administrative expenses” in the Consolidated Statement of Income. The Company recognized foreign currency transaction gains of $1,133 in the nine months ended December 31, 2008 and recognized foreign currency transaction losses of $306 in the nine months ended December 31, 2007. To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses to reduce its exposure to fluctuations in currency exchange rates on the balance sheet. However, in the future the Company anticipates that it will enter into additional foreign currency based hedging contracts to reduce such exposure.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$3,883	$8,198	$12,089	$14,615
Foreign currency translation adjustment	435	(51)	718	(361)

Total comprehensive income	$4,318	$8,147	$12,807	$14,254

Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of December 31, 2008, the Company does not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on April 1, 2008.
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
     In accordance with FAS 157, included within our cash and cash equivalents are $88,140 of money market funds that are classified as Level 1 financial assets as of December 31, 2008.
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
     Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 2011. Borrowings under the credit facility bear interest, at the Company’s option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. The credit facility also contains a quarterly commitment fee based on the unused portion of the credit facility, which is recorded in Accrued Liabilities as of December 31, 2008. As of December 31, 2008, the Company was in compliance with all required covenants, and there were no outstanding balances on the credit facility.
5. Contingencies
     In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of December 31, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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
     In January 2008, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. In the nine months ending December 31, 2008, the Company repurchased approximately 1,825 shares with a total cost of approximately $25,229. The average price of the common stock repurchased during the nine months ended December 31, 2008 was $13.83 per share. As of December 31, 2008, the Company has repurchased approximately $40,242 under the share repurchase authorization.
     On November 13, 2008, the Board of Directors of the Company adopted a Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock to shareholders of record on November 24, 2008. Each Right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of eighty dollars per one one-thousandth of a share, subject to adjustment. Of the 50,000 shares of preferred stock authorized under our certificate of incorporation, 150 have been designated as Series A Junior Participating Preferred.
     The Rights will become exercisable following the tenth business day after (i) a person or group announces the acquisition of 15% or more of the Company’s common stock or (ii) commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the Company’s common stock. The Company is also entitled to redeem the Rights at $0.001 per right under certain circumstances. The Rights expire on November 14, 2018, if not exercised or redeemed.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
7. Stock Plans
     As of December 31, 2008, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
     Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. As of December 31, 2008, there were 536 options available for future grant under the Plan.
     The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As a result, there were 2,138 shares available for future issuance under the LTIP at April 1, 2008. As of December 31, 2008, approximately 407 shares were available for future issuance under the LTIP.
     As of December 31, 2008, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
     The following summarizes the activity for the Company’s two stock incentive plans for the nine months ended December 31, 2008:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2008	8,086	$8.84
Options granted	1,294	11.35
Options exercised	(414)	5.92
Options canceled	(134)	12.07

Outstanding as of December 31, 2008	8,832	$9.30	6.57	$41,909

Vested or expected to vest as of December 31, 2008	8,613	$9.18	6.47	$41,603

Exercisable as of December 31, 2008	5,083	$6.89	4.88	$34,965

     The weighted average fair value of stock options granted was $5.02 and $5.15 during the three and nine months ended December 31, 2008, respectively, and $9.94 and $8.98 during the three and nine months ended December 31, 2007, respectively. The total intrinsic value of options exercised was $227 and $3,799 during the three and nine months ended December 31, 2008, respectively, and $5,595 and $17,940 during the three and nine months ended December 31, 2007, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
     Restricted stock unit activity for the nine months ended December 31, 2008 is as follows:

		Weighted
	Number of	Average Grant
Non-vested Restricted Stock Units	Awards	Date Fair Value
Non-vested as of March 31, 2008	665	$15.81
Awarded	551	11.96
Released	(110)	17.46
Forfeited	(50)	16.18

Non-vested as of December 31, 2008	1,056	$13.61

8. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss (NOL) carry forwards, research and development tax credits (R&D credits), depreciation and amortization, deferred revenue and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. In addition, the Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.
     The provision for income taxes for the three and nine months ended December 31, 2008 was $2,554 and $7,738, respectively, with effective tax rates of approximately 40% and 39%, respectively. The effective rates in the three and nine months ended December 31, 2008 are higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States, partially offset by foreign tax credits and research credits. The research credits were recorded under the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, which was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.
     The provision (benefit) for income taxes for the three and nine months ended December 31, 2007 was ($908) and $3,077, respectively, with effective tax rates of (12%) and 17%, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2007 differs from the U.S. federal statutory tax rate of 35% primarily due to a reversal of the Company’s deferred income tax valuation allowance.
     Until the third quarter of fiscal 2008, the Company had recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2007, the Company modified its transfer pricing policies for software sold to certain of its international subsidiaries. In assessing the need for a valuation allowance against its deferred tax assets in such international jurisdictions, the Company considered projected future income as part of its analysis. Due to the transfer pricing changes made during the quarter ended December 31, 2007, the Company projected that certain of its international subsidiaries will be in a profitable position for the foreseeable future. Therefore, the Company no longer believed that a valuation allowance was necessary against its deferred tax assets in these international operations and recorded a tax benefit of $2,372 related to the reversal of such valuation allowances. As of December 31, 2008, the Company does not maintain a valuation allowance against any of its deferred tax assets.
     The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
No. 109 (“FIN 48”). A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at March 31, 2008	$4,942
Additions for tax positions related to fiscal 2009	145
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—

Balance at December 31, 2008	$5,087

     All of the Company’s unrecognized tax benefits of $5,087, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $5,087 and the related accrued interest and penalties of $1,528 in Other Liabilities on the Consolidated Balance Sheet. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the three and nine months ended December 31, 2008, the Company recognized $57 and $168 of interest and penalties in the Consolidated Statement of Income.
     The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	2001 - Present
New Jersey	2001 - Present
Foreign jurisdictions	2002 - Present

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
Overview
     We are a leading provider of data and information management software applications and related services. We develop, market and sell a unified suite of data management software applications under the Simpana brand. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set (which we refer to as our Common Technology Engine), to deliver Data Protection, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of December 31, 2008, we had licensed our software applications to approximately 9,700 registered customers.
     Our Simpana software suite is comprised of the following five data and information management software application modules: Data Protection (Back-up & Recovery), Archive, Replication, Resource Management and Search. All of our software application modules share our Common Technology Engine. In addition to Back-up & Recovery, the subsequent release of our other software has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.
     In December 2008, our CommVault Simpana 8.0 software suite (“Simpana 8”) was made available for public release. We believe that Simpana 8, which builds on and significantly expands our CommVault Simpana 7.0 software suite, will continue to create competitive differentiation in the data management related markets. During the quarter ended December 31, 2008, we recognized software revenue of approximately $0.4 million related to Simpana 8. On January 26, 2009, we made a public announcement that Simpana 8 was generally available on a worldwide basis. Simpana 8 is the largest software release in our history and includes advances in recovery management, data deduction, virtual server protection and content organization. We believe that Simpana 8 can meet a broad spectrum of customer’s discovery and recovery management requirements and eliminate the need for a myriad of point level products.
     In July 2007, we released our CommVault Simpana 7.0 software suite, which significantly expanded the breadth and depth of our existing data management suite at that time. We believe that our CommVault 7.0 software suite provided us the foundation to shift to providing information management solutions. CommVault Simpana 7.0 provided major enhancements to our existing Backup, Archiving and Replication products and also delivered new product features that are non backup related including Single Instancing, Advanced Archiving, Enterprise-wide Search and Discovery and Data Classification.
     We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 72% of our total software revenue for the nine months ended December 31, 2008 and 77% of our total software revenue for fiscal 2008. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to our CommVault Simpana 7.0 software suite. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness related to our full suite of software products. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the foreseeable future.
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
Sources of Revenues
     We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 53% of our total revenues in the nine months ended December 31, 2008 and 55% in the nine months ended December 31, 2007.
     Software revenue generated through indirect distribution channels was approximately 81% of total software revenue in the nine months ended December 31, 2008 and was approximately 80% of total software revenue in the nine months ended December 31, 2007. Software revenue generated through direct distribution channels was approximately 19% of total software revenue in the nine months ended December 31, 2008 and was approximately 20% of total software revenue in the nine months ended December 31, 2007. The continued shift in software revenue generated through indirect distribution channels compared to our direct sales force is primarily the result of higher growth rates in software revenue from our international operations (which is almost exclusively transacted through indirect distribution). In addition, deals initiated by our direct sales force in the United States are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control.  As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time.  We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy.  We will continue to invest in both our channel relationships and direct sales force in the future, but would expect more revenue to be generated through indirect distribution over the long term.  The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
     We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacture agreement with Dell is discussed more fully below. We generated approximately 22% of our total revenues through Dell in the nine months ended December 31, 2008 and approximately 24% of our total revenue through Dell in the nine months ended December 31, 2007.
     We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for 13% of our total revenues for both the nine months ended December 31, 2008 and 2007.

     In February 2007, we signed a wide-ranging distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with ATI to include our U.S. federal government market. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have now been transitioned to ATI. We generated approximately 20% of our total revenue through ATI in the nine months ended December 31, 2008 and approximately 11% of our total revenue through ATI in the nine months ended December 31, 2007. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.
     In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2009, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 41% of our total software revenue in the nine months December 31, 2008 and approximately 35% of our total software revenue for all of fiscal 2008.
     Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 47% of our total revenues for nine months ended December 31, 2008 and 45% of our total revenues in the nine months ended December 31, 2007. The gross margin of our services revenue was 74.7% in the nine months ended December 31, 2008 and 72.3% in the nine months ended December 31, 2007. The increase in the gross margin of our services revenue was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.0% in the nine months ended December 31, 2008 and 97.9% in the nine months ended December 31, 2007. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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
     Software licenses typically provide for the perpetual right to use our software and are sold on a per copy basis or as site licenses. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. We recognize software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when the other three basic revenue recognition criteria are met as described in the revenue recognition section in Note 3 of our “Notes to Consolidated Financial Statements.” We recognize software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that we recognize revenue when the basic revenue recognition criteria are met and these channels complete the sale of our software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
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
     Our other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by us are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, our consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of the services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by our instructors or third-party contractors either at one of our facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement.
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
Stock-Based Compensation
     As of December 31, 2008, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).
     Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures.

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
     Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock has now been publically traded for 2 years and we believe that CommVault specific volatility inputs should now be included in the calculation of expected volatility. As a result, expected volatility during the quarter ended December 31, 2008 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.
     The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	40%-44%	43%	40%-44%	43%-47%
Weighted average expected volatility	44%	43%	43%	47%
Risk-free interest rates	1.77%-3.25%	3.76%-4.48%	1.77%-3.84%	3.76%-5.18%
Expected life (in years)	6.39	6.25	6.37	6.25
     The weighted average fair value of stock options granted was $5.02 and $5.15 during the three and nine months ended December 31, 2008, respectively, and $9.94 and $8.98 during the three and nine months ended December 31, 2007, respectively. In addition, the weighted average fair value of restricted stock units awarded was $10.97 and $11.96 per share during the three and nine months ended December 31, 2008, respectively, and $20.56 and $17.66 per share during the three and nine months ended December 31, 2007, respectively. As of December 31, 2008, there was approximately $30.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 3.04 years.
Accounting for Income Taxes
     As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2008, we had deferred tax assets of approximately $49.8 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2008, we do not maintain a valuation allowance against any of our deferred tax assets.
     On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As of December 31, 2008, we had unrecognized tax benefits of $5.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.5 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits

(exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.1 million and the related accrued interest and penalties of $1.5 million are included in Other Liabilities on the Consolidated Balance Sheet.
     We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2008. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOL’s.

Years Subject to Income
Tax Jurisdiction	Tax Examination
U.S. Federal	2001 - Present
New Jersey	2001 - Present
Foreign jurisdictions	2002 - Present
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
Results of Operations
     The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Software	52%	54%	53%	55%
Services	48	46	47	45

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	12	13	12	13

Total cost of revenues	13%	14%	13%	14%

Gross margin	87%	86%	87%	86%

Three months ended December 31, 2008 compared to three months ended December 31, 2007
Revenues
     Total revenues increased $9.8 million, or 19%, from $50.3 million in the three months ended December 31, 2007 to $60.1 million in the three months ended December 31, 2008.
     Software Revenue. Software revenue increased $4.4 million, or 16%, from $27.0 million in the three months ended December 31, 2007 to $31.3 million in the three months ended December 31, 2008. Software revenue represented 52% of our total revenues for the three months ended December 31, 2008 and 54% in the three months ended December 31, 2007. The overall increase in software revenue was primarily driven by transactions greater than $0.1 million, which increased by $3.2 million in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. As a result, software revenue derived from transactions greater than $0.1 million represented approximately 39% of our software revenue in the three months ended December 31, 2008 and approximately 33% of our software revenue in the three months ended December 31, 2007. The increase in software revenue derived from transactions greater than $0.1 million is primarily due a higher average dollar amount of such transactions. The number of transactions derived from such transactions increased 2% in the three months ended December 31, 2008 compared to the three months ended December 31, 2007.
     Software revenue derived from the United States increased 15% while software revenue derived from foreign locations grew 18% in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The growth in software revenue in foreign locations is primarily due to increases in Europe, Canada and Asia as we expand our international operations. The $4.4 million increase in software revenue includes movements in foreign exchange rates of approximately $1.9 million that negatively impacted our software revenue growth. As a result, the increase in software revenue in U.S. dollars is lower than our growth in local currency.
     Software revenue through our resellers increased $4.0 million in the three months ended December 31, 2008 compared to the three months ended December 31, 2007, and software revenue derived from our direct sales force increased $2.1 million in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The increase in software revenue through our resellers is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners. In addition, software revenue through our original equipment manufacturers decreased $1.7 million primarily due to lower revenue from our arrangements with Dell and Hitachi Data Systems.
     Services Revenue. Services revenue increased $5.4 million, or 23%, from $23.3 million in the three months ended December 31, 2007 to $28.7 million in the three months ended December 31, 2008. Services revenue represented 48% of our total revenues in the three months ended December 31, 2008 and 46% in the three months ended December 31, 2007. The increase in services revenue is primarily due to a $5.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The $5.4 million increase in services revenue includes movements in foreign exchange rates of approximately $1.2 million that negatively impacted our services revenue growth. As a result, the increase in services revenue in U.S. dollars is lower than our in growth local currency.
Cost of Revenues
     Total cost of revenues increased $0.9 million, or 13%, from $7.0 million in the three months ended December 31, 2007 to $7.8 million in the three months ended December 31, 2008. Total cost of revenues represented 13% of our total revenues in the three months ended December 31, 2008 compared to 14% in the three months ended December 31, 2007.
     Cost of Software Revenue. Cost of software revenue decreased approximately $0.1 million, or 18%, from $0.6 million in the three months ended December 31, 2007 to $0.5 million in the three months ended December 31, 2008. Overall, cost of software revenue represented 2% of our total software revenue in both the three months ended December 31, 2008 and 2007.

     Cost of Services Revenue. Cost of services revenue increased $1.0 million, or 16%, from $6.3 million in the three months ended December 31, 2007 to $7.3 million in the three months ended December 31, 2008. Cost of services revenue represented 25% of our services revenue in the three months ended December 31, 2008 compared to 27% in the three months ended December 31, 2007. The increase in cost of services revenue is primarily due to a $1.0 million increase in third-party outsourcing costs to facilitate our services revenue growth.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $8.3 million, or 35%, from $23.4 million in the three months ended December 31, 2007 to $31.7 million in the three months ended December 31, 2008. The increase is primarily due to a $5.3 million increase in employee compensation and related expenses, which includes higher headcount costs as well as higher commissions on increased revenues. Sales and marketing expenses also increased due to a $1.1 million increase in travel and related expenses primarily due to increased headcount and a $0.6 million increase in advertising and marketing related expenses. The $8.3 million increase in sales and marketing expenses includes movements in foreign exchange rates of approximately $1.2 million that positively impacted our growth in sales and marketing expenses. As a result, the increase in sales and marketing expenses in U.S dollars is lower than our growth in local currency.
     Research and Development. Research and development expenses increased $0.9 million, or 13%, from $6.8 million in the three months ended December 31, 2007 to $7.7 million in the three months ended December 31, 2008. The increase is primarily due to $0.7 million of higher employee compensation and related expenses resulting from higher headcount.
     General and Administrative. General and administrative expenses decreased $0.3 million, or 4%, from $6.0 million in the three months ended December 31, 2007 to $5.8 million in the three months ended December 31, 2008. During the three months ended December 31, 2008, we recognized approximately $1.0 million of foreign currency transaction gains in general and administrative expenses. This compares to approximately $0.3 million of foreign currency transaction losses recognized in general and administrative expenses during the three months ended December 31, 2007. In addition, during the three months ended December 31, 2008, employee compensation and related expenses increased $0.5 million mainly from higher headcount and stock-based compensation expenses recorded in accordance with SFAS 123(R) increased $0.2 million.
     Depreciation and Amortization. Depreciation expense increased $0.1 million, or 15%, from $0.8 million in the three months ended December 31, 2007 to $0.9 million in the three months ended December 31, 2008. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.
Interest Income
     Interest income decreased $0.7 million, from $1.0 million in the three months ended December 31, 2007 to $0.3 million in the three months ended December 31, 2008. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax (Expense) Benefit
     Income tax (expense) benefit was an expense of $2.6 million in the three months ended December 31, 2008 compared to a benefit of $0.9 million in the three months ended December 31, 2007. The effective rate of 40% in the three months ended December 31, 2008 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States, partially offset by foreign tax credits and research credits. The research credits were recorded under the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, which was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.
     The income tax benefit in the three months ended December 31, 2007 includes a $2.4 million reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2007, we modified our transfer pricing policies for software sold to certain of our international subsidiaries. In assessing the need for a valuation allowance against the deferred tax assets in such international jurisdictions, we considered projected future income as part of its analysis. Due to the transfer pricing changes made during the quarter ended December 31, 2007, we projected that certain of our international subsidiaries would be in a profitable position for the foreseeable future. Therefore, we no longer believed that a valuation allowance was necessary against the deferred tax assets in these international jurisdictions.
Nine months ended December 31, 2008 compared to nine months ended December 31, 2007
Revenues
     Total revenues increased $36.7 million, or 26%, from $141.7 million in the nine months ended December 31, 2007 to $178.4 million in the nine months ended December 31, 2008.
     Software Revenue. Software revenue increased $16.6 million, or 21%, from $77.6 million in the nine months ended December 31, 2007 to $94.2 million in the nine months ended December 31, 2008. Software revenue represented 53% of our total revenues for the nine months ended December 31, 2008 and 55% for the nine months ended December 31, 2007. The overall increase in software revenue was primarily driven by transactions greater than $0.1 million, which increased by $13.4 million in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. As a result, software revenue derived from transactions greater than $0.1 million represented approximately 41% of our software revenue in the nine months ended December 31, 2008 and approximately 32% of our software revenue in the nine months ended December 31, 2007. The increase in software revenue derived from transactions greater than $0.1 million is primarily due to a 28% increase in the number of transactions of this type. In addition, the average dollar amount of such transactions was $0.3 million in the nine months ended December 31, 2008 compared to $0.2 million in the nine months ended December 31, 2007.
     Software revenue derived from the United States increased 10% while software revenue derived from foreign locations grew 40% in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. The growth in software revenue in foreign locations is primarily due to increases in Europe, Canada and Australia as we expand our international operations. Movements in foreign exchange rates accounted for approximately $1.1 million of the $16.6 million increase in software revenue. As a result, the increase in software revenue in U.S. dollars is higher than our growth in local currency.
     Software revenue through our resellers increased $11.0 million in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007, and software revenue derived from our direct sales force increased $1.6 million in the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. The increase in software revenue through our resellers is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners as well as higher revenue through our reseller agreement with Dell primarily in the United States, Canada and Europe. In addition, software revenue through our original equipment manufacturers contributed $4.0 million to our overall increase in software revenue primarily due to higher revenue from our arrangement with Hitachi Data Systems, partially offset by a reduction in revenue from our arrangement with Dell.
     Services Revenue. Services revenue increased $20.1 million, or 31%, from $64.1 million in the nine months ended December 31, 2007 to $84.2 million in the nine months ended December 31, 2008. Services revenue represented 47% of our total revenues in the nine months ended December 31, 2008 compared to 45% in the nine months ended December 31, 2007. The increase in services revenue is primarily due to an $18.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. Movements in foreign exchange rates accounted for approximately $0.8 million of the $20.1 million increase in services revenue. As a result, the increase in services revenue in U.S. dollars is higher than our growth in local currency.

Cost of Revenues
     Total cost of revenues increased $3.8 million, or 19%, from $19.4 million in the nine months ended December 31, 2007 to $23.2 million in the nine months ended December 31, 2008. Total cost of revenues represented 13% of our total revenues in the nine months ended December 31, 2008 compared to 14% in the nine months ended December 31, 2007.
     Cost of Software Revenue. Cost of software revenue increased approximately $0.2 million, or 13%, from $1.7 million in the nine months ended December 31, 2007 to $1.9 million in the nine months ended December 31, 2008. Cost of software revenue represented 2% of our total software revenue in both the nine months ended December 31, 2008 and 2007. The increase in cost of software revenue is primarily due to higher royalty costs associated with our CommVault Simpana 7.0 software suite.
     Cost of Services Revenue. Cost of services revenue increased $3.5 million, or 20%, from $17.8 million in the nine months ended December 31, 2007 to $21.3 million in the nine months ended December 31, 2008. Cost of services revenue represented 25% of our services revenue in the nine months ended December 31, 2008 compared to 28% in the nine months ended December 31, 2007. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $1.2 million as well as a $2.1 million increase in third-party outsourcing costs to facilitate our services revenue growth.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased $23.8 million, or 35%, from $67.7 million in the nine months ended December 31, 2007 to $91.6 million in the nine months ended December 31, 2008. The increase is primarily due to a $15.7 million increase in employee compensation and related expenses, which includes higher headcount costs as well as higher commissions on increased revenues. Sales and marketing expenses also increased due to a $3.3 million increase in travel and related expenses primarily due to increased headcount, a $1.5 million increase in advertising and marketing related expenses and $0.8 million in higher stock-based compensation expense recorded in accordance with SFAS 123(R). Movements in foreign exchange rates accounted for approximately $1.6 million of the total $23.8 million increase in sales and marketing expenses. As a result, the increase in sales and marketing expenses in U.S dollars is higher than our growth in local currency.
     Research and Development. Research and development expenses increased $2.9 million, or 15%, from $19.9 million in the nine months ended December 31, 2007 to $22.9 million in the nine months ended December 31, 2008. The increase is primarily due to $2.0 million of higher employee compensation resulting from higher headcount and a $0.3 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R).
     General and Administrative. General and administrative expenses increased $2.4 million, or 14%, from $17.3 million in the nine months ended December 31, 2007 to $19.7 million in the nine months ended December 31, 2008. The increase is primarily due to a $1.3 million increase in employee compensation and related expenses resulting mainly from higher headcount, a $0.7 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R), a $0.6 million increase in legal costs and a $0.4 million increase in compliance, accounting and insurance costs associated with being a public company. In addition, general and administrative expenses for the nine months ended December 31, 2008 includes approximately $1.1 million of foreign currency transaction gains compared to approximately $0.3 million of foreign currency transaction losses recognized in general and administrative expenses during the nine months ended December 31, 2007.
     Depreciation and Amortization. Depreciation expense increased $0.5 million, or 23%, from $2.2 million in the nine months ended December 31, 2007 to $2.7 million in the nine months ended December 31, 2008. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.

Interest Expense
     Interest expense was less than $0.1 million in the nine months ended December 31, 2008 compared to $0.1 million in the nine months ended December 31, 2007.
Interest Income
     Interest income decreased $1.2 million, from $2.7 million in the nine months ended December 31, 2007 to $1.5 million in the nine months ended December 31, 2008. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax Expense
     Income tax expense was $7.7 million in the nine months ended December 31, 2008 compared to $3.1 million in the nine months ended December 31, 2007. The effective tax rate in the nine months ended December 31, 2008 was approximately 39% as compared to 17% in the nine months ended December 31, 2007. The effective rate in the nine months ended December 31, 2008 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States, partially offset by foreign tax credits and research credits.
     The income tax expense in the nine months ended December 31, 2007 includes a $2.4 million reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2007, we modified our transfer pricing policies for software sold to certain of our international subsidiaries. In assessing the need for a valuation allowance against the deferred tax assets in such international jurisdictions, we considered projected future income as part of its analysis. Due to the transfer pricing changes made during the quarter ended December 31, 2007, we projected that certain of our international subsidiaries would be in a profitable position for the foreseeable future. Therefore, we no longer believed that a valuation allowance was necessary against the deferred tax assets in these international jurisdictions.
Liquidity and Capital Resources
     As of December 31, 2008, our cash and cash equivalents balance of $100.8 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
     In January 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $40.0 million of our common stock. In July 2008, our Board of Directors authorized an additional $40.0 million increase to the existing share repurchase program. In the nine months ending December 31, 2008, we repurchased an approximately 1.8 million shares with a total cost of approximately $25.2 million. The average price of the common stock repurchased during the nine months ended December 31, 2008 was $13.83 per share. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of February 4, 2009, we have repurchased approximately $40.2 million under the share repurchase authorization. As a result, we may repurchase an additional $39.8 million of our common stock through July 2009.
     In July 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. Borrowings under the facility are available to repurchase our common stock under the share repurchase program and to provide for working capital and general corporate purposes. The credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 2011. Borrowings under the credit facility bear interest, at our option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. The credit facility also contains a quarterly commitment fee based on the unused portion of the credit facility. As of December 31, 2008, we were in compliance with all required covenants, and there were no outstanding balances on the credit facility.
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
     Net cash provided by operating activities was $36.6 million in the nine months ended December 31, 2008 and $23.4 million in the nine months ended December 31, 2007. In the nine months ended December 31, 2008, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred revenue due to higher revenues. In the nine months ended December 31, 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred revenue and accrued liabilities, partially offset by an increase in accounts receivable due to higher revenues and timing of receipts during fiscal 2008. We anticipate that as our revenues continue to grow, our accounts receivable and deferred services revenue balances may increase over time as well.
     Net cash used in investing activities was $3.4 million in the nine months ended December 31, 2008, and $3.1 million in the nine months ended December 31, 2007. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
     Net cash provided by (used in) financing activities was $(22.2) million in the nine months ended December 31, 2008 and $9.4 million in the nine months ended December 31, 2007. The cash used in financing activities in the nine months ended December 31, 2008 was due to $25.2 million used to repurchase shares of our common stock under our repurchase program, partially offset by $2.5 million of proceeds from the exercise of stock options. The cash provided by financing activities in the nine months ended December 31, 2007 was due to $8.1 million of proceeds from the exercise of stock options, $4.5 million of excess tax benefits recognized as a result of the stock option exercises and $4.3 million of net proceeds generated from our follow-on public offering, partially offset by the cash use of $7.5 million in principal repayment on our term loan.
     Working capital increased $3.5 million from $77.5 million as of March 31, 2008 to $81.1 million as of December 31, 2008. The increase in working capital is primarily due to a $9.2 million increase in cash and cash equivalents, partially offset by a $5.8 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period, partially offset by cash used to repurchase our common stock under our share repurchase program.
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

Off-Balance Sheet Arrangements
     As of December 31, 2008, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. As of December 31, 2008, we do not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. We adopted SFAS No. 157 on April 1, 2008.
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
     As of December 31, 2008, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
     In July 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. Borrowings under the credit facility bear interest, at our option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. As of December 31, 2008, there were no outstanding balances on the credit facility. As a result, we are currently not subject to any material interest rate risk on our credit facility.
Foreign Currency Risk
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 39% of our sales were outside the United States in the nine months ended December 31, 2008 and 36% were outside the United States in fiscal 2008. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. To date, we have selectively hedged our exposure to changes in foreign currency exchange rates on the balance sheet. However, in the future we anticipate that we will enter into additional foreign currency based hedging contracts to reduce our exposure to fluctuations in currency exchange rates on the balance sheet. During the nine months ended December 31, 2008, we recognized approximately $1.1 million of foreign currency transaction gains in general and administrative expenses. This compares to approximately $0.7 million of foreign currency transaction losses recognized in general and administrative expenses during fiscal 2008.
     We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $2.3 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Item 4 — Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2008 sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or future results. Those risk factors continue to be relevant to understanding our business, financial condition or results of operations.
     The risk factors below described new or updated information from the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.
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
Certain provisions in our charter documents and agreements and Delaware law, as well as our stockholder rights plan, may inhibit potential acquisition bids for CommVault and prevent changes in our management.
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
     In addition to the provision described above, on November 13, 2008, our board of directors adopted a stockholders rights plan and declared a dividend distribution of one Right for each outstanding share of our common stock to shareholders of record on November 24, 2008. Each Right, when exercisable, entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $80 per one one-thousandth of a share, subject to adjustment. The Rights may discourage a third party from making an unsolicited proposal to acquire us, as exercise of the Rights would cause substantial dilution to such third party attempting to acquire us.
     As a result of the provisions in our certificate of incorporation and our stockholder rights plan, the price investors may be willing to pay in the future for shares of our common stock may be limited.

     Also, we are subject to Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Further, certain of our employment agreements and incentive plans provide for vesting of stock options and/or payments to be made to the employees thereunder if their employment is terminated in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.
We may be subject to information technology system failures, network disruptions and breaches in data security.
     Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the shipment of software products, negatively affecting our service offerings, preventing the processing transactions and reporting of financial results. Information technology system failures, network disruptions and breaches of data security could also result in the unintentional disclosure of customer or our information as well as damage to our reputation. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     Purchases of Equity Securities by the Issuer
     On January 30, 2008, our Board of Directors approved a share-repurchase program permitting us to repurchase up to $40.0 million of our common stock. On July 31, 2008, our Board of Directors authorized a $40.0 million increase to our existing share repurchase program. As of December 31, 2008, we have repurchased $40.2 million of common stock out of the $80.0 million in total that is authorized under our share repurchase program. As a result, we may repurchase an additional $39.8 million of common stock through July 2009.
     Set forth below is information regarding our stock repurchases during the three months ended December 31, 2008:

Total Number
			of Shares	Maximum Dollar
			Purchased as	Amount of Shares
	Total	Average	Part of	That May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced	the Plan
Period (1)	Purchased	Share	Plan	(In Thousands)
October 1 — October 31, 2008	489,633	$9.90	489,633	$39,760
November 1 — November 30, 2008	200	$8.30	200	$39,758
December 1 — December 31, 2008	—	$—	—	$—

Total	489,833	$9.90	489,833	$39,758

(1)	Based on trade date, not settlement date
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

CommVault Systems, Inc.
Dated: February 6, 2009	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: February 6, 2009	By:	/s/ Louis F. Miceli
Louis F. Miceli
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.3	Certification of Designation of Series A Junior Participating Preferred Stock of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2008).

4.2	Rights Agreement between CommVault Systems, Inc. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated November 14, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002