Form 10-K
period 2009-03-31
COMMVAULT SYSTEMS INC
filed 2009-05-19
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $468 million.

As of April 30, 2009, there were 41,618,983 shares of the registrant’s common stock ($0.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2009. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.

FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2009

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

Company Overview

CommVault is a leading provider of data and information management software applications and related services. CommVault was incorporated in 1996 as a Delaware corporation. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set, to deliver Backup & Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Simpana provides our customers with:

•	high-performance data protection, including backup and recovery;

•	data migration and archiving;

•	replication of data;

•	software embedded data deduplication;

•	creation and management of copies of stored data;

•	storage resource discovery and usage tracking;

•	data classification;

•	enterprise-wide search capabilities; and

•	management and operational reports, remote services and troubleshooting tools.

Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.

Simpana enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets, including the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle and through sharing and better utilization of storage resources across the enterprise. Simpana also can provide our customers with reduced operating costs through a variety of features, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.

Simpana is built upon an innovative architecture and a single, underlying code base that consists of:

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

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners primarily include Dell, Inc. (“Dell”), Hitachi Data Systems and Bull SAS (“Bull”). As of March 31, 2009, we had licensed our data management software to approximately 10,100 registered customers.

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

Industry Background

The driving forces for the growth of the data management software industry are the rapid growth of data and the need to reliably protect, quickly access and cost-effectively manage that data.

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

The recent innovations in storage and networking technologies, coupled with the rapid growth of data, have caused information technology managers to redesign their data and storage infrastructures to deliver greater efficiency, broaden access to data and reduce costs. The result has been the wide adoption of virtualized environments coupled with larger and more complex networked data and storage solutions, such as storage area networks (“SANs”) and network-attached storage (“NAS”).

We believe that these trends are increasing the demand for software applications that can simplify data management, provide secure and reliable access to all data across a broad spectrum of tiered storage and computing systems and seamlessly scale to accommodate growth, while reducing the total cost of ownership to the customer.

Our Software

We provide our customers with a single platform, scalable suite of data and information management software modules that are fully integrated into our Common Technology Engine. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single, browser-based interface. We provide our customers with high-performance data protection, including backup and recovery, data migration and archiving, replication of data, creation and management of copies of stored data, software embedded data deduplication, storage resource discovery and usage tracking, enterprise-wide search capabilities, data classification, management and operational reports, remote services and troubleshooting tools.

Our software fully interoperates with a wide variety of operating systems, applications, network devices, protocols, storage arrays, storage formats and tiered storage infrastructures, providing our customers with the flexibility to purchase and deploy a combination of hardware and software from different vendors. As a result, our customers can purchase and use the optimal hardware and software for their needs, rather than being restricted to the offerings of a single vendor. Key benefits of our software and related services include:

•	Dynamic Management of Widely Distributed and Networked Data. Our software is specifically designed to optimize management of data on tiered storage and widely distributed data environments, including SAN and NAS. Our architecture enables the creation of policies that automate the movement of data based on business goals for availability, recoverability and disaster tolerance. User-defined policies determine the storage media on which data should reside based on its assigned value.

•	Single Platform Suite of Applications Built upon a Common Technology Engine. All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data management applications in our suite of software applications delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our unified suite or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.

•	Global Scalability and Seamless Centralized Data Management. Our software is highly scalable, enabling our customers to keep pace with the growth of data and technologies deployed in their enterprises. We use the same underlying software architecture for large global enterprise, small and medium sized business and government agency deployments. We offer a centralized, browser-based management console from which policies automatically move data according to users’ needs for data access, availability and cost objectives. With Simpana, our customers can automate the discovery, management and monitoring of enterprise-wide storage resources and applications.

•	Global Deduplication. Our software brings a global approach to deduplication by integrating and embedding deduplication throughout a customer’s data infrastructure: from clients to disk to tape, across all data types, sources and platforms, and across all backup and archive data sets and storage tiers, including VMware and Microsoft Hyper-V virtualized environments. Our unique and flexible data management architecture ensures that deduplication capabilities scale with an organizations enterprise data growth with minimal footprint.

•	State-of-the-Art Customer Support Services. We offer 24/7 global technical support. Our support operations center at our Oceanport, New Jersey headquarters is complemented by local support resources, including centers in Europe, Australia, India and China. Our worldwide customer support organization

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

Products

Simpana is comprised of five distinct data and information management software application modules. Simpana software modules share a common platform that provides back-end services and advanced capabilities, like encryption, reporting, deduplication, and content indexing. Our technology is shared by all Simpana software modules and breaks through traditional data silos to allow a complete view of all managed data and enables shared servers, networks and devices. The following table summarizes the primary modules of our Simpana software suite:

Simpana Suite of Software
Application Modules	Functionality

Backup and Recovery	High-performance backup and restoration of enterprise data for file systems, applications, databases and virtual machine systems
Archive	Enterprise-wide compliance and e-discovery with solutions for email, collaboration, file system and NAS data
Enterprise-wide storage optimization for email and files reducing space on primary storage
Replication	Protection of critical applications and remote office data with snapshots and real-time replication
Resource Management	Solutions to monitor storage utilization, data growth, operational costs and service-level attainment
Search	Web browser allows search, sort, select and retrieval of corporate files and information from online, archive, and backup data copies

Backup and Recovery

CommVault Backup and Recovery application module delivers reliable data protection, multiple recovery options and sophisticated data retention capabilities for both enterprise protection as well as small- and medium-business protection. Our Backup and Recovery solution is designed for fast, easy deployment within an existing infrastructure. CommVault Backup and Recovery software products allow users to easily browse and find data, and then recover it reliably, rapidly and efficiently. Compatible with a wide variety of applications and platforms, our Backup and Recovery software provides easy-to-use data protection and retention that supports corporate and federal policies. Inherent point-and-click reporting targets critical issues so they can be quickly resolved without negative impacting a data protection environment.

Archive

CommVault Archive application module enables enterprise-wide storage management and e-Discovery with solutions for email, collaboration, file system and NAS data. With built-in tiered storage and multi-platform support including Microsoft Exchange servers, IBM Lotus systems, and Microsoft SharePoint data, comprehensive archive management is simplified. Active migration of NAS, e-mail and file system data reduces primary storage use, extending the life of storage systems and reducing the time required for data protection. Active archive of e-mail data preserves it for compliance and e-Discovery purposes.

Replication

CommVault Replication application module helps meet service level agreements for protection and recovery by enabling the creation of secondary copies of production data quickly and efficiently, using a combination of host-based replication and snapshot technologies. These copies can be immediately accessed for fast recovery, used to create multiple recovery points or to perform traditional backups without impacting server performance. Our Replication software reliably protects remote or branch office data and applications by enabling centralized or local backup and restore operations. In addition, our Replication software is designed to meet recovery point and recovery time objectives (RPO/RTO) without taking production systems offline by leveraging continuous capture byte-level replication to continuously protect data.

Resource Management

CommVault Resource Management provides solutions to monitor and manage storage utilization, data growth, operational costs and service-level attainment. We provide two primary products under our Resource Management application module. We offer Storage Manager for resource, application and file system analysis of data residing on primary storage. Our Storage Manager software provides insight into data on primary storage through discovery, trending and analysis. Storage Manager’s value lies in its ability to improve storage utilization, identify assets and increase visibility into data growth. Secondly, we offer CommNet Service Manager for enterprise wide monitoring and analysis of primary storage utilization and secondary storage operations. Our CommNet software provides consolidated monitoring and analysis of CommVault managed data movement operations across one or more locations. CommNet’s value lies in its ability to monitor service-level attainment, optimize data management services, align data protection policies across storage tiers and minimize costs across the life cycle.

Search

CommVault Search software lets users search a number of different sources with a single query, allowing a more comprehensive search experience. Our Search software provides a front to back approach to information access through the use of online (application and file system) and offline (archive, backup and replicated data) indexing. The interface operates against the single, virtual pool of managed data created by CommVault’s approach to data and information management. The result is a complete perspective on where information is, the number of copies, relevancy, ownership, classification and above all, access, view and retrieval.

Our Search interface services the growing demands of business, compliance and legal teams as well as end-users. It includes capabilities designed to assist organizations in responding to legal discovery actions and compliance audits, including classification and preservation features as well as data analytics, review, filtering and workflow. All these capabilities enable higher levels of business productivity and competitiveness by offering users direct access to data.

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

We have established a global customer support organization built specifically to handle our expanding customer base. We offer multiple levels of customer support that can be tailored to the customer’s response needs and business sensitivities. Our customer support services consist of:

•	Real-Time Support. Our support staff is available 24/7 by telephone to provide first response and manage the resolution of customer issues. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution. Our software design is also an important element in our comprehensive customer support, including “root cause” problem analysis, intelligent alerting and troubleshooting assistance. Our software is directly linked to our online support database allowing customers to analyze problems without engaging our technical support personnel.

•	Significant Network and Hardware Expertise. Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem, regardless of whether the issue is directly related to our products or to those of another vendor. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.

•	Global Operations. Our global customer support headquarters is located at our state-of-the-art technical support center in Oceanport, NJ. We also have established key support operations in Hyderabad, India, Oberhausen, Germany, Sydney, Australia and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.

•	Enhanced Support Options. We offer several enhanced customer support services such as Business Critical Support (“BCS”), Remote Operations Management Service (“ROMS”) and Residency Services. Our BCS service is for customers with critical support needs and builds on our 24/7 real-time support deliverables and includes various levels of enhanced services to ensure dedicated support and customized reporting. Our ROMS services provide an innovative web-based integrated support automation system that provides customers with overnight, weekend and holiday monitoring. Through a user-friendly, intuitive web dashboard, users can access and track real-time alert, trend and storage usage reports anytime, anywhere. Our Residency Services offer customers staff-augmentation options to assist with the rapid expert deployment of the Simpana software suite.

We also provide a wide range of other professional services that consist of:

•	Assessment and Design Services. Our assessment and design services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment.

•	Implementation and Post-deployment Services. Our professional services team helps customers efficiently configure, install and deploy our Simpana suite based on specified business objectives. Our SystemCare Review Services group assists our customers with assessing the post-deployment operational performance of our Simpana suite.

•	Training Services. We provide global onsite training, offsite training and self-paced online alternatives for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials.

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

Our significant strategic relationships include Dell, Hitachi Data Systems and Microsoft. In addition to these relationships, we maintain relationships with a broad range of industry vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies. These vendors include Brocade Communications Systems, Inc., Cisco Systems, Inc., EMC Corporation (“EMC”), Hewlett-Packard Company (“Hewlett-Packard”), International Business Machines Corporation (“IBM”), Network Appliance, Inc., Novell, Inc., Oracle Corporation, SAP AG, VMware, Inc. and McAfee, Inc.

Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.  Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2009, we had approximately 450 reseller partners and systems integrators distributing our software worldwide.

In order to broaden our market coverage, we have original equipment manufacturer distribution agreements primarily with Dell, Hitachi Data Systems and Bull. Under these agreements, the original equipment manufacturers sell, market and support our software applications and services independently and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer agreements do not contain any minimum purchase or sale commitments. In addition to our original equipment manufacturer agreement with Dell, we also have a corporate reseller agreement with the Dell Software and Peripherals division.

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

Customers

We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2009, we had licensed our software applications to approximately 10,100 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.

Sales through our reseller agreement and original equipment manufacturer agreement with Dell accounted for approximately 23% of our total revenues for fiscal 2009 and 24% for fiscal 2008. Dell is an original equipment manufacturer and a reseller that purchases software from us for resale to its customers, but is not the end-user of our software. Sales generated through our distribution agreement with ATI accounted for approximately 21% of our total revenue in fiscal 2009 and 13% in fiscal 2008. Sales to the U.S. federal government accounted for approximately 8% of our total revenues in fiscal 2009 and 7% in fiscal 2008.

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

Sales and Marketing

We sell our data and information management software applications and related services to large global enterprises, small and medium sized businesses and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2009, we had 298 employees in sales and marketing. These employees are primarily located in the Americas, Europe, Australia, Africa and Asia.

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

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2009, we had 291 employees in our research and development group, of which 90 are located at our Hyderabad, India development center. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $30.7 million on research and development activities in fiscal 2009, $26.9 million in fiscal 2008 and $23.4 million in fiscal 2007.

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

•	CA;

•	EMC;

•	Hewlett-Packard;

•	IBM;

•	Data Domain; and

•	Symantec.

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

Our unique product architecture is one of the primary reasons why we compete so successfully. Where other competitive solutions in the market are based on multiple, disparate products, our modular offering is based on a single, unified, underlying code base resulting in favorable efficiencies in functionality, integration, scalability and support. Our focused approach to information management and our ability to respond to customer feedback also drives the functionality and features of our products, which we believe lead the industry in terms of performance and usability, as evidenced by numerous industry awards we have received in the past 12 months such as the 2008 ServerWatch Product Excellence Awards — Automation or Compliance Tool winner; the 2008 Diogenes Labs — Storage Magazine Quality Award for Enterprise Backup Software; the 2008 eWEEK Excellence Award — Storage Software Winner; and the 2009 Datamation Product of the Year award in the network and systems management category.

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

As of March 31, 2009, we had 40 issued patents and 155 pending patent applications in the United States, as well as 29 issued patents in foreign countries and 80 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.

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

We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We also currently resell certain other software from Microsoft, including Windows Pre-installation Environment software, used in conjunction with our software applications, pursuant to an agreement with Microsoft that expires March 31, 2010. We have entered into and expect to enter into agreements with additional third parties to license their technology for use with our software applications.

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

In the United States, we own federal registrations for or have common law trademark rights in the following marks: CommVault, CommVault and logo, the “CV” logo, CommVault Systems, Solving Forward, SIM, Singular Information Management, Simpana, CommVault Galaxy, Unified Data Management, QiNetix, Quick Recovery, QR, CommNet, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, Recovery Director, CommServe, CommCell, ROMS and CommValue. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.

Employees

As of March 31, 2009, we had 1,070 employees worldwide, including 298 in sales and marketing, 291 in research and development, 117 in general and administration and 364 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table presents information with respect to our executive officers as of May 15, 2009:

Name	Age	Position

N. Robert Hammer	67	Chairman, President and Chief Executive Officer
Alan G. Bunte	55	Executive Vice President and Chief Operating Officer
Louis F. Miceli	59	Vice President and Chief Financial Officer
Ron Miiller	42	Vice President of Sales, Americas
Anand Prahlad	41	Vice President, Product Development
Suresh P. Reddy	46	Vice President, Services & Support, EMEA, Asia & India Operations
Steven Rose	51	Vice President, EMEA & ASEAN
David West	43	Vice President, Marketing and Business Development

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

Anand Prahlad has served as our Vice President, Product Development since May 2001 and has been with our company since 1994 as a software development and software developer manager, and from February 1999 to May 2001, as our senior director of product development. As a software developer, Mr. Prahlad oversaw the development of our QiNetix Galaxy software applications. Prior to joining our company, Mr. Prahlad was a software engineer with Mortgage Guaranty Insurance Corporation, a provider of private mortgage insurance coverage. Mr. Prahlad obtained his bachelor’s degree from Jawaharlal Nehru Technological University in India and his master’s degree in electrical and computer engineering from Marquette University.

Suresh P. Reddy has served as our Vice President, Services & Support, EMEA, Asia & India Operations since July 2008. Mr. Reddy also served our company from 1990 through June 2008, serving as our Vice President, Worldwide Technical Services & Technical Support from April 2005 to June 2008, as our Vice President, Worldwide Technical Services from September 2001 through March 2005, as our Western Regional Manager, Technical Services from March 1994 through July 1995 and again from March 1998 until August 2001, as our Director of Technical Services, Europe, Middle East and Asia from August 1995 to February 1998 and as a Systems Engineer from February 1990 to February 1994. Mr. Reddy obtained his bachelor’s degree in mechanical engineering from Jawaharlal Nehru Technological University in India and his master’s degree in computer sciences from the New Jersey Institute of Technology.

Steven Rose has served as our Vice President, EMEA & ASEAN since June 2006. Prior to joining our company, Mr. Rose served as Vice President, United Kingdom and Ireland of Veritas Software Corp. from 2003 to July 2005 and after Veritas’ merger with Symantec in July of 2005, as the United Kingdom Managing Director for the combined entity. Prior to joining Veritas, Mr. Rose served as Chief Executive Officer of CopperEye, a United Kingdom based software company, from 2002 to 2003, and prior to that served as Managing Director, Europe for FatWire Corporation, a New York based software company, from 2001 to 2002. Prior to joining FatWire, Mr. Rose served as the Managing Director, Europe of NEON Systems (UK) Ltd., a United Kingdom based company selling software products for systems integration, from 1997 to 2001. Prior to joining NEON Systems, Mr. Rose held several sales, marketing and general management positions with several software and systems companies, including TCAM Systems (UK) Ltd., Royal Blue Technologies, Ltd., and Network Systems Corporation. Mr. Rose attended the Royal Military Academy, Sandhurst and served as an officer in the British Army for six years.

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

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

Risks Related to Our Business

A continued downturn in the global economy could adversely impact our continued growth, results of operations and our ability to forecast future business.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters resulting in slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. We believe that our sales and results of operations were impacted by these economic factors. These factors make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In addition, these factors could cause customers to slow or defer spending on our software and services products, which would delay and lengthen sales cycles and negatively affect our results of operations. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery on either a worldwide basis or in our industry.

Our industry is intensely competitive, and most of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases than we do, which could enable them to compete more effectively than we do.

The data management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include CA, Inc., EMC, Hewlett-Packard, IBM, Data Domain and Symantec Corporation.

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

We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors and original equipment manufacturers, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, generally do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers, or they could fail to perform as we anticipate, which could reduce our sales. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future. Sales through Dell as a result of our reseller agreement and as well our original equipment manufacturer agreement which is discussed below accounted for approximately 23% of total revenues for fiscal 2009 and approximately 24% of total revenues for fiscal 2008. Dell also accounted for a total of approximately 30% of our accounts receivable balance as of March 31, 2009. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.

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

In addition, we have a distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial and U.S. federal government markets. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers were transitioned to ATI throughout fiscal 2008. Sales through our distribution agreement with ATI accounted for approximately 21% of our total revenues for fiscal 2009 and approximately 13% for fiscal 2008. ATI accounted for a total of approximately 22% of our accounts receivable balance as of March 31, 2009 as a result of our reseller agreement. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.

Our original equipment manufacturer agreements are primarily with Dell and Hitachi Data Systems. Our original equipment manufacturers sell our software applications and in some cases incorporate our data management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, would have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 12% of our total revenues for both fiscal 2009 and fiscal 2008.

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

We cannot predict our future revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

•	the unpredictability of the timing and magnitude of orders for our software applications — in recent fiscal years, a majority of our quarterly revenues was earned and recorded near the end of each quarter;

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

•	the ability of our original equipment manufacturers and resellers to meet their sales objectives;

•	market acceptance of our new applications and enhancements;

•	our ability to control expenses;

•	changes in our pricing and distribution terms or those of our competitors;

•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates.

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

We depend on growth in the data management software market, and lack of growth or contraction in this market or could have a material adverse effect on our sales and financial condition.

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

We derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 72% of our total software revenue for fiscal 2009 and 77% for fiscal 2008. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. As a result, we are particularly vulnerable to fluctuations in demand for this software application, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for this software application declines significantly, our sales, profitability and financial condition would be adversely affected.

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

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $30.7 million, or approximately 13% of our total revenues in fiscal 2009, and $26.9 million, or 14% of our total revenues in fiscal 2008. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 39% of our revenues from outside the United States in fiscal 2009 and approximately 36% in fiscal 2008.

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

Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Throughout fiscal 2009 we have selectively hedged our exposure to changes in foreign currency exchange rates on the balance sheet. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet, although there can be no assurances that we will do so.

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

Our services revenue, which includes fees for customer support, assessment and design consulting, implementation and post-deployment services and training, has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins. The volume and profitability of services can depend in large part upon competitive pricing pressure on the rates that we can charge for our services; the complexity of our customers’ information technology environments and the existence of multiple non-integrated legacy databases; the resources directed by our customers to their implementation projects; and the extent to which outside consulting organizations provide services directly to customers. Any erosion of our margins for our services revenue or any adverse change in the mix of our license versus services revenue would adversely affect our operating results.

Our ability to sell to the U.S. federal government is subject to uncertainties, which could have a material adverse effect on our sales and results of operations.

Our ability to sell software applications and services to the U.S. federal government is subject to uncertainties related to the government’s future funding commitments and our ability to maintain certain security clearances complying with the Department of Defense and other agency requirements. For fiscal 2009, approximately 8% and for fiscal 2008 approximately 7% of our revenues were derived from sales where the U.S. federal government was the end-user. The future prospects for our business are also sensitive to changes in government policies and funding priorities. Changes in government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or government agencies, could materially adversely affect our ability to sell our software applications to the U.S. federal government, causing our business prospects to suffer.

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

We have experienced a period of significant growth in recent years. Our revenues increased 18% for fiscal 2009 compared to fiscal 2008 and 31% for fiscal 2008 compared to fiscal 2007. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

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

In addition, we license and use software from third parties in our business. These third-party software licenses may not continue to be available to us on acceptable terms or at all, and may expose us to additional liability. This liability, or our inability to use any of this third-party software, could result in shipment delays or other disruptions in our business that could materially and adversely affect our operating results.

We are currently unable to accurately predict what our long-term effective tax rates will be in the future.

We are subject to income taxes in both the United States and the various foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our long-term effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, as well as other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our income tax provisions. As of March 31, 2009, we have net deferred tax assets of approximately $46.6 million, which are comprised primarily of net operating losses and tax credits in the United States. Consequently, our cash tax rate in the United States will be significantly lower than our effective tax rate for the next one or two fiscal years. However, we expect our cash taxes to continue to increase over time as our cash tax rate approaches our effective tax rate.

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

Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, the Common Public License, “Apache-style” licenses, “Berkley Software Distribution or BSD-style” licenses and other open source licenses. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. The use of such open source software may ultimately subject some of our products to unintended conditions, which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.

Some of these open source licenses may subject us to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be enjoined from the distribution of our products that contained the open source software and required to make the source code for the open source software available to others, to grant third parties certain rights of further use of our software or to remove the open source software from our products, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software. If an author or other third-party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any such open source licenses, we could also be subject to liability for copyright infringement damages and breach of contract for our past distribution of such open source software.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and new NASDAQ rules promulgated in response to the Sarbanes-Oxley Act regulate corporate governance practices of public companies. Compliance with these public company requirements has increased our costs and we expect that it will continue to increase our costs and make some activities more time consuming. For example, in recent fiscal years we created a new internal Disclosures and Controls Committee and adopted new internal controls and disclosure controls and procedures. In addition, we will continue to incur expenses associated with our SEC reporting requirements. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our Annual Report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statement as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (“E&Y”), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. Our continued compliance with Section 404 will require that we incur substantial expenses and expend significant management time on compliance related issues. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Oceanport, New Jersey. We currently occupy approximately 134,000 square feet of office space in the Oceanport facility under the terms of an operating lease expiring in July 2013. We believe that our current facility is adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in the United States in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, New York, Ohio, Oregon, Texas, and Washington; and outside the United States in Kanata, Ontario; Mississauga, Ontario; Toronto, Ontario; Calgary, Alberta; Montreal, Quebec; Vancouver, British Columbia; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Beijing, China; Shanghai, China; Guangzhou, China; Sydney, Australia; Melbourne, Australia; Mexico City, Mexico; Sao Paulo, Brazil; Mumbai, India and Hyderabad, India.

Item 3.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed and traded on The NASDAQ Global Market under the symbol “CVLT.” The following table sets forth, for the periods indicated, the high and the low closing sales prices of our common stock, as reported on The NASDAQ Global Market.

	Common Stock
	2009		2008
	High	Low	High	Low

First Quarter	$18.61	$11.20	$17.60	$15.35
Second Quarter	$17.54	$10.95	$19.17	$16.98
Third Quarter	$13.41	$7.94	$22.87	$17.58
Fourth Quarter	$14.02	$10.23	$20.42	$12.40

On April 30, 2009, the last reported sale price of our common stock as reported on the NASDAQ Global Market was $12.45 per share.

Stockholders

As of April 30, 2009, there were approximately 108 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 22, 2006 (the date our common stock began trading on the NASDAQ Global Market) and March 31, 2009, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on September 22, 2006 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on September 22, 2006 was the closing sales price of $17.00 per share.

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

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CommVault under the Securities Act or the Exchange Act.

	9/22/06	12/29/06	3/30/07	6/29/07	9/28/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09
CommVault	100.0	117.7	95.3	101.6	108.9	124.6	72.9	97.9	70.9	78.9	64.5
NASDAQ Composite Index	100.0	108.8	109.1	117.3	121.7	119.5	102.7	103.3	94.3	71.1	68.9
NASDAQ Computer Index	100.0	108.7	108.0	119.0	125.3	132.5	105.8	110.9	94.9	70.6	74.0

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended March 31, 2009. During the fiscal year ended March 31, 2009, we repurchased 1.8 million shares of our common stock. As of March 31, 2009, we have repurchased $40.2 million of common stock (2,853,305 shares) out of the $80.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $39.8 million of our common stock under the current program, which has been extended by the Board of Directors until March 31, 2010.

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

	Year Ended March 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Software	$121,685	$108,959	$83,870	$62,422	$49,598
Services	112,834	89,344	67,237	47,050	33,031

Total revenues	234,519	198,303	151,107	109,472	82,629
Cost of revenues:
Software	2,469	2,398	1,640	1,764	1,497
Services	28,177	24,586	20,044	13,231	9,975

Total cost of revenues	30,646	26,984	21,684	14,995	11,472

Gross margin	203,873	171,319	129,423	94,477	71,157
Operating expenses:
Sales and marketing	122,957	93,959	68,240	51,326	43,248
Research and development	30,669	26,855	23,398	19,301	17,239
General and administrative	26,159	23,812	18,610	12,275	8,955
Depreciation and amortization	3,582	3,019	2,603	1,623	1,390

Income from operations	20,506	23,674	16,572	9,952	325
Interest expense	(175)	(114)	(326)	(7)	(14)
Interest income	1,639	3,591	2,600	1,262	346

Income before income taxes	21,970	27,151	18,846	11,207	657
Income tax (expense) benefit(1)	(9,642)	(6,347)	45,408	(451)	(174)

Net income	12,328	20,804	64,254	10,756	483
Less: accretion of preferred stock dividends	—	—	(2,818)	(5,661)	(5,661)
Less: accretion of fair value of preferred stock upon conversion	—	—	(102,745)	—	—

Net income (loss) attributable to common stockholders	$12,328	$20,804	$(41,309)	$5,095	$(5,178)

Net income (loss) attributable to common stockholders per share:(2)
Basic	$0.29	$0.48	$(1.35)	$0.18	$(0.28)

Diluted	$0.28	$0.46	$(1.35)	$0.17	$(0.28)

Weighted average shares used in computing per share amounts:
Basic	41,983	43,188	30,670	18,839	18,712

Diluted	44,013	45,699	30,670	30,932	18,712

	As of March 31,
	2009	2008	2007	2006	2005
			(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$105,205	$91,661	$65,001	$48,039	$24,795
Working capital	84,590	77,513	34,889	24,139	13,441
Total assets	206,987	200,830	148,039	72,568	47,513
Cumulative redeemable convertible preferred stock:
Series A through E, at liquidation value	—	—	—	99,168	93,507
Total stockholders’ equity (deficit)	111,289	109,535	78,322	(73,664)	(81,010)

(1)	The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance, partially offset by the recognition of $5.0 million for certain tax reserves.

(2)	See Note 2 in the consolidated financial statements for a reconciliation of the basic and diluted per share calculation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana brand name. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set (which we refer to as our Common Technology Engine), to deliver Data Protection, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of March 31, 2009, we had licensed our software applications to approximately 10,100 registered customers.

History and Background

In early 2000, we launched CommVault Galaxy for backup and recovery, a storage industry award winner. In the years since, CommVault has forged numerous alliances with top software application and hardware vendors, such as Dell, EMC, HP, Hitachi Data Systems, Microsoft, Network Appliance, Novell and Oracle, to enhance capabilities and to create a premiere suite of data management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data.

Our Simpana software suite is comprised of the following five distinct data and information management software application modules: Data Protection (Back-up and Recovery), Archive, Replication, Resource Management and Search. All of our software application modules share our Common Technology Engine. In addition to Back-up and Recovery, the subsequent release of our other software application modules has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.

In July 2007, we released our CommVault Simpana 7.0 software suite (“Simpana 7”), which significantly expanded the breadth and depth of our existing data management suite at that time. We believe that Simpana 7 provided us the foundation to shift to providing information management solutions. Simpana 7 provided major enhancements to our existing Backup, Archiving and Replication products and also delivered new product features that are non backup related including Single Instancing, Advanced Archiving, Enterprise-wide Search and Discovery and Data Classification.

In January 2009, our CommVault Simpana 8.0 software suite (“Simpana 8”) was made available for public release. We believe that Simpana 8, which builds on and significantly expands Simpana 7, will continue to create competitive differentiation in the data management related markets. Simpana 8 is the largest software release in our history and includes advances in recovery management, data reduction, virtual server protection and content organization. We believe that Simpana 8 can meet a broad spectrum of customer’s discovery and recovery management requirements and eliminate the need for a myriad of point level products.

We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 72% of our total software revenue for fiscal 2009 and 77% of our total software revenue for fiscal 2008. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 7 and Simpana 8 software suites. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the foreseeable future.

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

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business

During fiscal 2009, our overall financial performance remained strong. We increased total revenue by $36.2 million, or 18%, as compared to fiscal 2008. While our revenue increased, our income from operations decreased by $3.2 million, or 13%, as compared to fiscal 2008. This decrease is primarily related to revenue growing in fiscal 2009 at a slower rate than expenses, which we believe is primarily due to the economic downturn.

During the second half of fiscal 2009, we began to experience the effects of worsening economic conditions and the significant disruptions in the financial and credit markets globally. We experienced order delays, lengthening sales cycles and slowing deployments worldwide, which resulted in a software revenue decrease from the third quarter to the fourth quarter. As a result of these conditions, the revenue in the second half of fiscal 2009 grew 9% over the second half of fiscal 2008 as compared to revenue growth of 29% in the first half of fiscal 2009 over the first half of fiscal 2008.

While we expect the near term market conditions to be challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities. We believe the need for organizations to protect, recover and maintain their data will require our current customers as well as new customers to continue to invest in their infrastructure. As a result, we intend to continue to prudently invest in our business, through continued product development as well as sales and marketing efforts. While our sales pipeline continues to be strong, the predictability of closure on those potential deals in the pipelines is uncertain. Therefore financial performance for fiscal 2010 is difficult to predict, including the predictability of the extent of any revenue growth and the extent of net income.

Sources of Revenues

We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 52% of our total revenues for fiscal 2009, 55% for fiscal 2008 and 56% for fiscal 2007.

Software revenue generated through indirect distribution channels was approximately 81% of total software revenue in fiscal 2009, 80% in fiscal 2008 and 69% in fiscal 2007. Software revenue generated through direct distribution channels was approximately 19% of total software revenue in fiscal 2009, 20% in fiscal 2008 and 31% in fiscal 2007. The continued shift in software revenue generated through indirect distribution channels compared to our direct sales force is primarily the result of higher growth rates in software revenue from our international operations (which is almost exclusively transacted through indirect distribution). In addition, deals initiated by our direct sales force in the United States are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but would expect more revenue to be generated through indirect distribution over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 23% of our total revenues for fiscal 2009, 24% of our total revenues for fiscal 2008 and 19% of our total revenues in fiscal 2007.

We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for 12% of our total revenues for both fiscal 2009 and fiscal 2008 and 13% of our total revenues in fiscal 2007.

In February 2007, we signed a wide-ranging distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with ATI to include our U.S. federal government market. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have now been transitioned to ATI. We generated approximately 21% of our total revenue through ATI in fiscal 2009 and approximately 13% of our total revenue through ATI in fiscal 2008. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2010, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 40% of our total software revenue in fiscal 2009, approximately 35% of our total software revenue in fiscal 2008 and approximately 29% of our total software revenue in fiscal 2007.

Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 48% of our total revenues for fiscal 2009, 45% for fiscal 2008 and 44% for fiscal 2007. The gross margin of our services revenue was 75.0% for fiscal 2009, 72.5% for fiscal 2008 and 70.2% for fiscal 2007. The increase in the gross margin of our services revenue in fiscal 2009 compared to fiscal 2008 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.0% for fiscal 2009, 97.8% for fiscal 2008 and 98.0% for fiscal 2007. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Stock-Based Compensation

As of March 31, 2009, we maintain two stock incentive plans, which are described more fully in Note 8 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

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

We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock has now been publically traded for 2 years and we believe that CommVault specific volatility inputs should now be included in the calculation of expected volatility. As a result, expected volatility during the quarters ended December 31, 2008 and March 31, 2009 were calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the fiscal year ended March 31, 2009 and 2008 are as follows:

	Year Ended March 31,
	2009	2008

Dividend yield	None	None
Expected volatility	40% - 44%	42% - 47%
Weighted average expected volatility	43%	44%
Risk-free interest rates	1.54% - 3.84%	2.76% - 5.18%
Expected life (in years)	6.37	6.25

The weighted average fair value of stock options granted was $5.14 during the year ended March 31, 2009, and $7.71 during the year ended March 31, 2008. In addition, the weighted average fair value of restricted stock units awarded was $11.92 per share during the year ended March 31, 2009, and $15.86 per share during the year ended March 31, 2008. As of March 31, 2009, there was approximately $29.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.88 years. The intrinsic value of the options outstanding as of March 31, 2009 was $26.6 million, of which $24.5 million related to vested options and $2.1 million related to unvested options.

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

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2009, we had deferred tax assets of approximately $46.6 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2009, we do not maintain a valuation allowance against any of our deferred tax assets.

At March 31, 2009, we have federal and state net operating loss (NOL) carryforwards of approximately $28.2 million and $29.0 million, respectively. The federal NOL carryforwards expire from 2021 through 2024, and the state NOL carryforwards expire from 2017 to 2019. At March 31, 2009, we also have NOL carryforwards for foreign tax purposes of approximately $8.1 million.

At March 31, 2009, we have federal and state research tax credit (R&D) carryforwards of approximately $10.8 million and $4.8 million, respectively. The federal research tax credit carryforwards expire from 2012 through 2029, and the state research tax credit carryforwards expire through 2023. At March 31, 2009, we have federal Alternative Minimum Tax credit carryforwards of $1.3 million.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the adoption of FIN 48, we recognized a charge of $1.1 million to the April 1, 2007 accumulated deficit balance. As of March 31, 2009, we had unrecognized tax benefits of $4.5 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.2 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.5 million and the related accrued interest and penalties of $1.2 million are included in Other Liabilities on the Consolidated Balance Sheet.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2009. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2001 - Present

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Year Ended March 31,
	2009	2008	2007

Revenues:
Software	52%	55%	56%
Services	48%	45%	44%

Total revenues	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%
Services	12%	12%	13%

Total cost of revenues	13%	14%	14%

Gross margin	87%	86%	86%

Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008

Revenues

Total revenues increased $36.2 million, or 18%, from $198.3 million in fiscal 2008 to $234.5 million in fiscal 2009.

Software Revenue.  Software revenue increased $12.7 million, or 12%, from $109.0 million in fiscal 2008 to $121.7 million in fiscal 2009. Software revenue represented 52% of our total revenues in fiscal 2009 compared to 55% in fiscal 2008. The overall increase in software revenue was primarily driven by transactions greater than $0.1 million, which increased by $10.7 million in fiscal 2009 compared to fiscal 2008. As a result, software revenue derived from transactions greater than $0.1 million represented approximately 40% of our software revenue in fiscal 2009 and approximately 35% of our software revenue in fiscal 2008. The increase in software revenue derived from transactions greater than $0.1 million is primarily due to a 19% increase in the number of transactions of this type. In addition, the average dollar amount of such transactions was $0.2 million in both fiscal 2009 and fiscal 2008.

Software revenue derived from the United States increased 2% while software revenue derived from foreign locations grew 26% in fiscal 2009 compared to fiscal 2008. The growth in software revenue in foreign locations is primarily due to increases in Europe, Canada, Australia and Asia as we expand our international operations. The $12.7 million increase in software revenue was negatively impacted by movements in foreign exchange rates of approximately $3.1 million. As a result, the increase in software revenue in U.S. dollars is lower than our growth in local currency.

Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) increased $11.4 million in fiscal 2009 compared to fiscal 2008, and software revenue derived from our direct sales force increased $1.3 million in fiscal 2009 compared to fiscal 2008. The increase in software revenue through our indirect distribution channel is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners. The continued shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section.

Services Revenue.  Services revenue increased $23.5 million, or 26%, from $89.3 million in fiscal 2008 to $112.8 million in fiscal 2009. Services revenue represented 48% of our total revenues in fiscal 2009 compared to 45% in fiscal 2008. The increase in services revenue is primarily due to a $22.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The $23.5 million increase in services revenue was negatively impacted by movements in foreign exchange rates of approximately $2.4 million. As a result, the increase in services revenue in U.S. dollars is lower than our in growth local currency.

Cost of Revenues

Total cost of revenues increased $3.7 million, or 14%, from $27.0 million in fiscal 2008 to $30.6 million in fiscal 2009. Total cost of revenues represented 13% of our total revenues in fiscal 2009 and 14% in fiscal 2008.

Cost of Software Revenue.  Cost of software revenue increased approximately $0.1 million, or 3%, from $2.4 million in fiscal 2008 to $2.5 million in fiscal 2009. Cost of software revenue represented 2% of our total software revenue in both fiscal 2009 and fiscal 2008. The increase in cost of software is primarily due to higher third party royalty costs associated with our Simpana software suite.

Cost of Services Revenue.  Cost of services revenue increased $3.6 million, or 15%, from $24.6 million in fiscal 2008 to $28.2 million in fiscal 2009. Cost of services revenue represented 25% of our services revenue in fiscal 2009 compared to 28% in fiscal 2008. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $1.1 million as well as a $2.5 million increase in third-party outsourcing costs to facilitate our services revenue growth. The $3.6 million increase in cost of services revenue was negatively impacted by movements in foreign exchange rates of approximately $0.5 million. As a result, the increase in cost of services revenue in U.S. dollars is lower than our in growth local currency.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $29.0 million, or 31%, from $94.0 million in fiscal 2008 to $123.0 million in fiscal 2009. The increase is primarily due to an $18.4 million increase in employee compensation and related expenses, which includes higher headcount costs as well as higher commissions on increased revenues. Sales and marketing expenses also increased due to a $4.1 million increase in travel and related expenses primarily due to increased headcount, a $2.1 million increase in advertising and marketing related expenses and $1.2 million in higher stock-based compensation expense recorded in accordance with SFAS 123(R). The $29.0 million increase in sales and marketing expenses was positively impacted by movements in foreign exchange rates of approximately $3.5 million. As a result, the increase in sales and marketing expenses in U.S dollars is lower than our growth in local currency.

Research and Development.  Research and development expenses increased $3.8 million, or 14%, from $26.9 million in fiscal 2008 to $30.7 million in fiscal 2009. The increase is primarily due to $2.6 million of higher employee compensation resulting from higher headcount and a $0.4 million increase in stock-based compensation recorded in accordance with SFAS 123(R).

General and Administrative.  General and administrative expenses increased $2.3 million, or 10%, from $23.8 million in fiscal 2008 to $26.2 million in fiscal 2009. The increase is primarily due to a $1.3 million increase in employee compensation and related expenses mainly from higher headcount, a $1.0 million increase in stock-based compensation expense recorded in accordance with SFAS 123(R), a $0.5 million increase in legal costs, and $0.4 million increase in compliance, accounting and insurance costs associated with being a public company. In addition, general and administrative expenses for fiscal 2009 includes approximately $0.9 million of net foreign currency transaction gains compared to approximately $0.7 million of net foreign currency transaction losses recognized in general and administrative expenses during fiscal 2008.

Depreciation and Amortization.  Depreciation expense increased $0.6 million, or 19%, from $3.0 million in fiscal 2008 to $3.6 million in fiscal 2009. This reflects higher depreciation associated with increased capital expenditures primarily for product development and other computer-related equipment.

Interest Income

Interest income decreased $2.0 million, from $3.6 million in fiscal 2008 to $1.6 million in fiscal 2009. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.

Income Tax (Expense) Benefit

Income tax expense was $9.6 million in fiscal 2009 compared to $6.3 million in fiscal 2008. The effective tax rate in fiscal 2009 was 44% as compared to 23% in fiscal 2008. The effective rate in fiscal 2009 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States, partially offset by the net impact of foreign tax credits and research credits.

The effective tax rate in fiscal 2008 differed from the statutory federal income tax rate of 35% primarily due to foreign and research tax credits and the reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, Accounting for Income Taxes. Due to the transfer pricing changes made during the third quarter of fiscal 2008, we projected that certain of our international subsidiaries would be in a profitable position for the foreseeable future. Therefore, we no longer believed that a valuation allowance is necessary against the deferred tax assets in these international operations and recorded a tax benefit of $1.3 million related to the reversal of such valuation allowances.

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

Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) increased $28.9 million in fiscal 2008 compared to fiscal 2007, and software revenue derived from our direct sales force decreased $3.8 million in fiscal 2008 compared to fiscal 2007. The increase in software revenue through our indirect distribution channel and the related decrease in software revenue derived from our direct sales force is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners as well as higher revenue through our agreements with Dell in both the United States and Europe as well as our agreement with Hitachi Data Systems in Europe. The overall shift in software revenue generated through indirect distribution channels compared to our direct sales force is more fully discussed above in the “Sources of Revenue” section.

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

Cost of Software Revenue.  Cost of software revenue increased approximately $0.8 million, or 46%, from $1.6 million in fiscal 2007 to $2.4 million in fiscal 2008. Cost of software revenue represented 2% of our total software revenue in both fiscal 2008 and fiscal 2007. The increase in cost of software is primarily due to higher distribution and third-party media costs related to our Simpana software suite.

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

Income Tax (Expense) Benefit

Income tax (expense) benefit was an expense of $6.3 million in fiscal 2008 compared to a benefit of $45.4 million in fiscal 2007. The effective tax rate in fiscal 2008 was approximately 23%. The effective tax rate in fiscal 2008 differs from the statutory federal income tax rate primarily due to foreign and research tax credits totaling $2.6 million and a $1.3 million reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion under SFAS No. 109, Accounting for Income Taxes. During the quarter ended December 31, 2007, we modified our transfer pricing policies for software sold to certain of our international subsidiaries. In assessing the need for a valuation allowance against the deferred tax assets in such international jurisdictions, we considered projected future income as part of its analysis. Due to the transfer pricing changes made during the third quarter, we project that certain of our international subsidiaries will be in a profitable position for the foreseeable future. Therefore, we no longer believe that a valuation allowance is necessary against the deferred tax assets in these international operations and recorded a tax benefit of $1.3 million related to the reversal of such valuation allowances.

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

Liquidity and Capital Resources

As of March 31, 2009, our cash and cash equivalents balance of $105.2 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.

In July 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. Borrowings under the facility are available to repurchase our common stock under the share repurchase program and to provide for working capital and general corporate purposes. The credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 2011. Borrowings under the credit facility bear interest, at our option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. The credit facility also contains a quarterly commitment fee based on the unused portion of the credit facility. As of March 31, 2009, we were in compliance with all required covenants, and there were no outstanding balances on the credit facility. We are currently evaluating our options related to borrowing under the credit facility before its expiration date in July 2009.

In January 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $40.0 million of our common stock. In July 2008, our Board of Directors authorized an additional $40.0 million increase to the existing share repurchase program. In the year ending March 31, 2009, we repurchased approximately 1.8 million shares with a total cost of approximately $25.2 million. The average price of the common stock repurchased during the year ended March 31, 2009 was $13.83 per share. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of March 31, 2009, we have repurchased approximately $40.2 million under the share repurchase authorization. As a result, we may repurchase an additional $39.8 million of our common stock under the current program, which has been extended by the Board of Directors until March 31, 2010.

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

Net cash provided by operating activities was $43.1 million in fiscal 2009, $34.4 million in fiscal 2008 and $30.6 million in fiscal 2007. In fiscal 2009, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base. These increases in operating cash flows were partially offset by an increase in accounts receivable as a result of higher overall revenues and timing of cash receipts during fiscal 2009. In fiscal 2008 and 2007, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue and accrued liabilities, partially offset by an increase in accounts receivable due to higher revenues. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances should continue to grow as well.

Net cash used in investing activities was $4.5 million in fiscal 2009, $4.3 million in fiscal 2008 and $4.2 million in fiscal 2007. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash used in financing activities was $22.1 million in fiscal 2009, $4.4 million in fiscal 2008 and $9.0 million in fiscal 2007. The cash used in financing activities in fiscal 2009 was primarily due to $25.2 million used to repurchase shares of our common stock under our share repurchase program, partially offset by $2.7 million of proceeds from the exercise of stock options and $0.5 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in fiscal 2008 was primarily due to $15.0 million used to repurchase shares of our common stock under our share repurchase program and $7.5 million in principal repayment on our term loan, partially offset by $8.8 million of proceeds from the exercise of stock options, $5.1 million of excess tax benefits recognized as a result of the stock option exercises and $4.3 million of net proceeds generated from our follow-on public offering. The cash used in financing activities in fiscal 2007 was primarily due to the cash use of $101.8 million in satisfaction of amounts due on our Series A, B, C, D and E preferred stock upon its conversions into common stock, partially offset by net proceeds of $82.2 million from our initial public offering and concurrent private placement. In addition, we incurred net borrowings of $7.5 million in fiscal 2007 under our term loan in connection with the payments due to the holders of our Series A, B, C, D and E preferred stock upon our initial public offering.

Working capital increased $7.1 million from $77.5 million as of March 31, 2008 to $84.6 million as of March 31, 2009. The increase in working capital is primarily due to a $13.5 million increase in cash and cash equivalents and a $4.2 million decrease in accrued liabilities, partially offset by a $9.0 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period, cash received from the exercise of stock options and the increase in deferred revenue, partially offset by cash used to repurchase approximately 1.8 million shares of our common stock under our share repurchase program. The decrease in accrued liabilities is primarily due to lower income tax payable balances as a result of higher estimated payments made throughout fiscal 2009.

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

The following table summarizes our obligations as of March 31, 2009 (dollars in thousands):

	Payments Due by Period
					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Operating lease obligations	$14,732	$4,296	$9,318	$1,118	$—
Purchase obligations	1,570	896	669	5	—

Total	$16,302	$5,192	$9,987	$1,123	$—

We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to software licensing and IT infrastructure costs.

The contractual obligations table above excludes our FIN 48 liabilities of totaling $5.7 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $5.7 million is classified as a long-term liability in our consolidated balance sheet as of March 31, 2009 as none of these obligations are anticipated to be paid within one year from April 1, 2009.

We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of software revenues, was $1.2 million in fiscal 2009, $1.0 million in fiscal 2008 and $0.9 million in fiscal 2007.

We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.

Off-Balance Sheet Arrangements

As of March 31, 2009 and 2008, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Impact of Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. We do not expect the adoption of the FSP No. FAS 157-3 to have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of Statement 162 to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of FSP 157-4 to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2009, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

In July 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. Borrowings under the credit facility bear interest, at our option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. As of March 31, 2009, there were no outstanding balances on the credit facility. As a result, we are currently not subject to any material interest rate risk on our credit facility.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 39% of our sales were outside the United States in fiscal 2009 and 36% were outside the United States in fiscal 2008. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $3.2 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts. Throughout fiscal 2009, we selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments under SFAS Statement No. 133, “Accounting for Derivative Instrument and Hedging Activities”. As of March 31, 2009, we did not have any forward contracts outstanding. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet. During fiscal 2009, we recognized approximately $0.9 million of net foreign currency transaction gains in general and administrative expenses. This compares to approximately $0.7 million of net foreign currency transaction losses recognized in general and administrative expenses during fiscal 2008.

Item 8.	Financial Statements and Supplementary Data

CommVault Systems, Inc.

Consolidated Financial Statements

Fiscal Years Ended March 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CommVault Systems, Inc.

We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
May 19, 2009

CommVault Systems, Inc.

Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$105,205	$91,661
Trade accounts receivable, less allowance for doubtful accounts of $193 and $275 at March 31, 2009 and 2008, respectively	44,020	44,284
Prepaid expenses and other current assets	3,782	3,409
Deferred tax assets	13,144	15,348

Total current assets	166,151	154,702
Deferred tax assets	33,463	39,506
Property and equipment, net	6,282	5,868
Other assets	1,091	754

Total assets	$206,987	$200,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,798	$2,218
Accrued liabilities	18,407	22,623
Deferred revenue	61,356	52,348

Total current liabilities	81,561	77,189
Deferred revenue, less current portion	7,760	7,210
Other liabilities	6,377	6,896
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2009 and 2008	—	—
Common stock, $.01 par value, 250,000 shares authorized, 41,593 shares and 42,750 shares issued and outstanding at March 31, 2009 and 2008, respectively	416	428
Additional paid-in capital	210,462	204,386
Accumulated deficit	(99,397)	(94,922)
Accumulated other comprehensive loss	(192)	(357)

Total stockholders’ equity	111,289	109,535

Total liabilities and stockholders’ equity	$206,987	$200,830

CommVault Systems, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2009	2008	2007

Revenues:
Software	$121,685	$108,959	$83,870
Services	112,834	89,344	67,237

Total revenues	234,519	198,303	151,107
Cost of revenues:
Software	2,469	2,398	1,640
Services	28,177	24,586	20,044

Total cost of revenues	30,646	26,984	21,684

Gross margin	203,873	171,319	129,423
Operating expenses:
Sales and marketing	122,957	93,959	68,240
Research and development	30,669	26,855	23,398
General and administrative	26,159	23,812	18,610
Depreciation and amortization	3,582	3,019	2,603

Income from operations	20,506	23,674	16,572
Interest expense	(175)	(114)	(326)
Interest income	1,639	3,591	2,600

Income before income taxes	21,970	27,151	18,846
Income tax (expense) benefit	(9,642)	(6,347)	45,408

Net income	12,328	20,804	64,254
Less: accretion of preferred stock dividends	—	—	(2,818)
Less: accretion of fair value of preferred stock upon conversion	—	—	(102,745)

Net income (loss) attributable to common stockholders	$12,328	$20,804	$(41,309)

Net income (loss) attributable to common stockholders per share:
Basic	$0.29	$0.48	$(1.35)

Diluted	$0.28	$0.46	$(1.35)

Weighted average shares used in computing per share amounts:
Basic	41,983	43,188	30,670

Diluted	44,013	45,699	30,670

CommVault Systems, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Total

Balance at March 31, 2006	19,252	$94,352	18,960	$190	$4,506	$(8,134)	$(164,959)	$381	$(73,664)
Reversal of deferred compensation upon adoption of SFAS 123(R)					(4,506)	8,134	(3,628)		—
Stock options exercised			350	3	1,861				1,864
Issuance of common stock from initial public offering and concurrent private placement, net			6,251	63	81,673				81,736
Issuance of common stock upon conversion of Series A through E preferred stock			6,333	63	91				154
Issuance of common stock upon conversion of Series AA, BB and CC preferred stock	(19,252)	(94,352)	9,686	97	94,255				—
Cashless exercise of stock warrants and related shares issued pursuant to preemptive rights			388	4	(4)				—
Accretion of dividends on preferred stock					(2,818)				(2,818)
Stock-based compensation					5,969				5,969
Tax benefits from exercise of stock options					1,270				1,270
Comprehensive income:
Net income							64,254		64,254
Foreign currency translation adjustment								(443)	(443)

Total comprehensive income									63,811

Balance at March 31, 2007	—	—	41,968	420	182,297	—	(104,333)	(62)	78,322
Stock-based compensation					8,532				8,532
Tax benefits from exercise of stock options					5,213				5,213
Stock options exercised			1,511	15	8,742				8,757
Repurchase of common stock			(1,029)	(10)	(4,710)		(10,293)		(15,013)
Issuance of common stock from follow-on public offering, net			300	3	4,312				4,315
Cumulative effect of adoption of FIN No. 48							(1,100)		(1,100)
Comprehensive income:
Net income							20,804		20,804
Foreign currency translation adjustment								(295)	(295)

Total comprehensive income									20,509

Balance at March 31, 2008	—	—	42,750	428	204,386	—	(94,922)	(357)	109,535
Stock-based compensation					11,299				11,299
Tax benefits relating to share based payments					465				465
Exercise of common stock options and vesting of restricted stock units			668	7	2,719				2,726
Repurchase of common stock			(1,825)	(19)	(8,407)		(16,803)		(25,229)
Comprehensive income:
Net income							12,328		12,328
Foreign currency translation adjustment								165	165

Total comprehensive income									12,493

Balance at March 31, 2009	—	$—	41,593	$416	$210,462	$—	$(99,397)	$(192)	$111,289

CommVault Systems, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$12,328	$20,804	$64,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,691	3,155	2,893
Noncash stock-based compensation	11,299	8,532	5,969
Excess tax benefits from stock-based compensation	(469)	(5,084)	(1,233)
Deferred income taxes	3,883	(3,416)	(52,159)
Changes in operating assets and liabilities:
Accounts receivable	(3,890)	(21,199)	(3,806)
Prepaid expenses and other current assets	(498)	349	(1,780)
Other assets	(473)	(150)	(317)
Accounts payable	(264)	651	77
Accrued liabilities	1,924	12,882	9,008
Deferred revenue	15,154	17,096	7,697
Other liabilities	424	772	(9)

Net cash provided by operating activities	43,109	34,392	30,594
Cash flows from investing activities
Purchase of property and equipment	(4,539)	(4,338)	(4,195)

Net cash used in investing activities	(4,539)	(4,338)	(4,195)
Cash flows from financing activities
Repurchase of common stock	(25,229)	(15,013)	—
Debt issuance costs	(104)	—	—
Proceeds from the exercise of stock options	2,726	8,757	1,864
Excess tax benefits from stock-based compensation	469	5,084	1,233
Net proceeds from follow-on public offering of common stock	—	4,315	—
Repayments on term loan	—	(7,500)	(7,500)
Proceeds from term loan	—	—	15,000
Payments to Series A through E preferred stockholders upon conversion to common stock	—	—	(101,833)
Net proceeds from initial public offering and concurrent private placement	—	—	82,242

Net cash used in financing activities	(22,138)	(4,357)	(8,994)
Effects of exchange rate — changes in cash	(2,888)	963	(443)

Net increase in cash and cash equivalents	13,544	26,660	16,962
Cash and cash equivalents at beginning of year	91,661	65,001	48,039

Cash and cash equivalents at end of year	$105,205	$91,661	$65,001

Supplemental disclosures of cash flow information
Interest paid	$175	$158	$283

Income taxes paid	$4,801	$560	$232

CommVault Systems, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Nature of Business

CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection; data migration and archiving; replication of data; software embedded data deduplication; creation and management of copies of stored data; storage resource discovery and usage tracking; data classification; enterprise-wide search capabilities; and management and operational reports, remote services and troubleshooting tools. The Company’s unified suite of data and information management software applications, which is sold under the Simpana brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.

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

Net Income (Loss) Attributable to Common Stockholders per Share

The Company calculates net income (loss) attributable to common stockholders per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF No. 03-6”). Under the provisions of SFAS 128, basic net income per share attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants, the vesting of restricted stock units and the conversion of preferred stock prior to the Company’s initial public offering on September 27, 2006. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

EITF No. 03-6 requires net income (loss) attributable to common stockholders for the period to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Prior to their conversion to common stock upon the closing of the Company’s initial public offering on September 27, 2006, the Company’s Series AA, BB and CC convertible preferred stock and Series A through E cumulative redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company. However, the Company’s preferred stock did not participate in losses, and therefore they are not included in the computation of net loss attributable to common stockholders per share in the year ended March 31, 2007.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The information required to compute basic and diluted net income (loss) attributable to common stockholders per share is as follows:

	Year Ended March 31,
	2009	2008	2007

Reconciliation of net income to net income (loss) attributable to common stockholders for the basic computation:
Net income	$12,328	$20,804	$64,254
Accretion of preferred stock dividends(1)	—	—	(2,818)
Accretion of fair value of preferred stock upon conversion(2)	—	—	(102,745)

Net income (loss) attributable to common stockholders	$12,328	$20,804	$(41,309)

Basic net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	41,983	43,188	30,670

Basic net income (loss) attributable to common stockholders per share	$0.29	$0.48	$(1.35)

Reconciliation of net income to net income (loss) attributable to common stockholders for the diluted computation:
Net income	$12,328	$20,804	$64,254
Accretion of preferred stock dividends(1)	—	—	(2,818)
Accretion of fair value of preferred stock upon conversion(2)	—	—	(102,745)

Net income (loss) attributable to common stockholders	$12,328	$20,804	$(41,309)

Diluted net income (loss) attributable to common stockholders per share:
Basic weighted average shares outstanding	41,983	43,188	30,670
Dilutive effect of stock options and restricted stock units	2,030	2,511	—

Diluted weighted average shares outstanding	44,013	45,699	30,670

Diluted net income (loss) attributable to common stockholders per share	$0.28	$0.46	$(1.35)

(1)	Net income is reduced by the contractual amount of dividends ($1.788 per share) due on the Company’s Series A through E cumulative redeemable convertible preferred stock prior to its conversion into common stock on September 27, 2006.

(2)	In the year ended March 31, 2007, net income attributable to common stockholders is reduced by $102,745 related to the accretion of fair value of the Series A through E cumulative redeemable convertible preferred stock upon conversion to common stock on September 27, 2006 as required under EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net income (loss) attributable to common stockholders per share, as its effect is anti-dilutive.

	Year Ended March 31,
	2009	2008	2007

Stock options and restricted stock units	3,162	1,284	7,671

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to the Company from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, evaluation of current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. The Company also maintains a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address accounting for such uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of March 31, 2009, the Company had unrecognized tax benefits of $4,539, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $1,186 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

recorded in income tax expense. The Company does not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,539 and accrued interest and penalties of $1,186 totaling $5,725, which is included in Other Liabilities on the Consolidated Balance Sheet.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of March 31, 2009, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled approximately 23%, 24% and 19% of total revenues for the year ended March 31, 2009, 2008 and 2007, respectively. Dell accounted for 30% and 20% of accounts receivable as of March 31, 2009 and 2008, respectively. Sales through the Company’s distribution agreement with Alternative Technologies, Inc. totaled approximately 21% and 13% of total revenues for the year ended March 31, 2009 and 2008, respectively. Alternative Technologies, Inc. accounted for approximately 22% and 24% of total accounts receivable as of March 31, 2009 and 2008, respectively.

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

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of March 31, 2009, the Company does not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on April 1, 2008.

SFAS No. 157 describes the following three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS No. 157, included within the Company’s cash and cash equivalents are $91,404 of money market funds, which primarily reside in the U.S, that are classified as Level 1 financial assets as of March 31, 2009.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. Computer and related equipment is generally depreciated over eighteen months to three years and furniture and fixtures are generally depreciated over three to five years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease.

Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.

Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2009, 2008 and 2007.

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

Deferred revenue consists of the following:

	March 31,
	2009	2008

Current:
Deferred software revenue	$49	$304
Deferred services revenue	61,307	52,044

	$61,356	$52,348

Non-current:
Deferred services revenue	$7,760	$7,210

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”). The Company has elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2009, 2008 and 2007, the Company includes $469, $5,084 and $1,233, respectively, as a financing cash inflow.

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, the Company accounted for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between additional paid-in capital and accumulated deficit. As a result of the Company’s stock repurchases in fiscal years ended March 31, 2009 and 2008, the Company reduced common stock and additional paid-in capital by $8,426 and $4,720, respectively, and accumulated deficit by $16,803 and $10,293, respectively.

Sales tax

The Company records revenue net of sales tax.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $2,975, $2,612 and $1,375 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

Foreign currency transaction gains and losses are recorded in “general and administrative expenses” in the Consolidated Statement of Operations. The Company recognized net foreign currency transaction gains of $907 in the year ended March 31, 2009 and recognized net foreign currency transaction losses of $735 and $170 in the years ended March 31, 2008 and 2007, respectively. Throughout the year ended March 31, 2009, the Company selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments under SFAS Statement No. 133, “Accounting for Derivative Instrument and Hedging Activities”. As of March 31, 2009, the Company did not have any forward contracts outstanding. In the future, the Company may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

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

Impact of Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. The Company does not expect the adoption of the FSP No. FAS 157-3 to have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of Statement 162 to have a material effect on its consolidated results of operations, financial condition and cash flows.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP 157-4 to have a material effect on its consolidated financial statements.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

3.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2009	2008

Computer equipment	$10,309	$11,225
Other machinery and equipment	5,289	4,220
Leasehold improvements	3,366	2,880
Furniture and fixtures	1,260	1,107
Purchased software	1,353	1,355

	21,577	20,787
Less: Accumulated depreciation and amortization	(15,295)	(14,919)

	$6,282	$5,868

The Company recorded depreciation and amortization expense of $3,691, $3,155 and $2,893 for the years ended March 31, 2009, 2008 and 2007, respectively.

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,
	2009	2008

Compensation and related payroll taxes	$9,794	$10,799
Income tax payables	1,014	3,601
Other	7,599	8,223

	$18,407	$22,623

5.	Credit Facility

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

Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 2011. Borrowings under the credit facility bear interest, at the Company’s option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. The Company paid an initial commitment fee of approximately $100 upon execution of the credit facility and also pays a quarterly commitment fee based on 0.20% per annum on the unused portion of the credit facility. As of March 31, 2009, the Company was in compliance with all required covenants, and there were no outstanding balances on the credit facility.

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

The Company leases various office and warehouse facilities under non-cancelable leases, which expire on various dates through July 2013. Future minimum lease payments under all operating leases at March 31, 2009 are as follows:

Year Ending March 31:
2010	$4,296
2011	3,478
2012	3,001
2013	2,839
2014	1,118

$14,732

Rent expenses were $5,187, $4,147 and $3,231 for the years ended March 31, 2009, 2008 and 2007, respectively.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

The Company offers a 90-day limited product warranty for its software. To date, costs related to this product warranty have not been material.

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of March 31, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

As of March 31, 2009 and 2008, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2009 and 2008, there were no shares of preferred stock outstanding.

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

On October 3, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional 1,667 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC at the initial public offering price of $14.50 per share. The Company did not receive any proceeds as a result of the underwriter’s exercise of their over-allotment option.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

In June 2007, the Company completed a follow-on public offering of 7,870 shares of common stock at a price of $17.00 per share. The Company sold 300 shares and certain stockholders of the Company sold 7,570 shares in this offering. As a result of its follow-on offering, the Company raised a total of $5,100 in gross proceeds, or approximately $4,315 in net proceeds after deducting underwriting discounts, commissions and other offering costs. In June 2007, the Company’s underwriters also exercised their over-allotment option and purchased an additional 1,172 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC at the public offering price of $17.00 per share. The Company did not receive any proceeds as a result of the underwriters’ exercise of their over-allotment option.

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

Common Stock

The Company had 41,593 and 42,750 shares of common stock, par value $0.01, outstanding at March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009, approximately 1,649 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 4.0% of the common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee. Subject to specified exceptions, the voting trust agreement also requires Credit Suisse Securities (USA) LLC and its affiliates to deliver to the trustee, and make subject to the voting trust agreement, any shares of the Company’s common stock owned by it or its affiliates that would cause the aggregate shares of the Company’s common stock held by them to exceed 5% of the Company’s common stock then outstanding.

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

In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. As of March 31, 2009, the Company has repurchased approximately $40,242 under the share repurchase authorization. As a result, the Company may repurchase an additional $39,758 of its common stock under the current program, which has been extended by the Company’s Board of Directors until March 31, 2010.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The activity under the stock repurchase program consists of the following:

	Year Ended March 31,
	2009	2008	2007

Cash used for repurchases	$25,229	$15,013	$—

Shares repurchased	1,825	1,029	—

Average price per share	$13.83	$14.60	$—

Cumulative Redeemable Convertible Preferred Stock: Series A through E Stock

Upon completion of the initial public offering in September 2006, all 3,166 outstanding shares of the Company’s Series A through E Stock automatically converted on into 6,333 shares of common stock on a 2:1 basis. In addition, the Company was obligated to pay the holders of the Series A through E Stock approximately $101,833 consisting of a payment of $14.85 per share, or $47,019 in the aggregate; and all accrued and unpaid dividends of $1.788 per share per year since the date such shares were issued, or $54,814 in the aggregate, due to such holders upon its conversion into common stock. The Company had the option to pay the cash amount and accrued dividends to predominantly all of the holders of Series A through E Stock in cash, by means of a note payable or any combination thereof. The Company paid all amounts in cash upon the closing of the initial public offering in September 2006.

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

Convertible Preferred Stock

Upon completion of the initial public offering in September 2006 all 19,252 outstanding shares of the Company’s Series AA Preferred Stock (“Series AA Stock”), the Series BB Preferred Stock (Series BB Stock”) and the Series CC Preferred Stock (“Series CC Stock”) automatically converted into 9,686 shares of common stock. The conversion ratio of the Series AA, BB and CC Stock was 0.514:1, 0.5:1, and 0.5:1, respectively. Prior to their conversion to common stock, the Company’s Series AA, BB and CC Stock were entitled to receive a proportionate share of cash dividends declared on the Company’s common stock, calculated on an as if-converted basis. In the event the Company declared any other dividend or distribution payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights to purchase any such securities or evidence of indebtedness, holders of the Company’s Series AA Stock, Series BB Stock, Series CC Stock and Series A through E Stock were entitled to receive a proportionate share of any such dividend or distribution on an as if-converted basis. Prior to conversion, the Series AA and BB Stock had anti-dilution protection on a weighted-average basis, subject to customary exclusions.

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

Shares Reserved for Issuance

The Company has reserved 9,771 shares to allow for the exercise of all outstanding options and vesting of restricted stock units at March 31, 2009.

8.	Stock Plans

As of March 31, 2009, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2009, there were 540 options available for future grant under the Plan.

The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. At March 31, 2009, approximately 377 shares were available for future issuance under the LTIP.

As of March 31, 2009, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

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

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Company modified its expected volatility calculation because its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the quarters ended December 31, 2008 and March 31, 2009 were calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock from the date of its initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2009	2008

Dividend yield	None	None
Expected volatility	40% - 44%	42% - 47%
Weighted average expected volatility	43%	44%
Risk-free interest rates	1.54% - 3.84%	2.76% - 5.18%
Expected life (in years)	6.37	6.25

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2009, 2008 and 2007.

	Year Ended March 31,
	2009	2008	2007

Cost of services revenue	$303	$166	$100
Sales and marketing	5,317	4,110	2,736
Research and development	1,605	1,193	739
General and administrative	4,074	3,063	2,394

Stock-based compensation expense	$11,299	$8,532	$5,969

The Company recognized a tax benefit related to stock-based compensation of $4,057 in the year ended March 31, 2009, $3,087 in the year ended March 31, 2008 and $2,193 in the year ended March 31, 2007.

As of March 31, 2009, there was approximately $29,141 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.88 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2006 to March 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value

Outstanding at March 31, 2006	7,587	5.56
Options granted	761	14.30
Options exercised	(350)	5.33
Options forfeited	(266)	7.10
Options expired	(61)	5.84

Outstanding at March 31, 2007	7,671	6.39
Options granted	2,206	15.69
Options exercised	(1,511)	5.79
Options forfeited	(269)	12.11
Options expired	(11)	9.28

Outstanding at March 31, 2008	8,086	8.84
Options granted	1,307	11.35
Options exercised	(460)	5.94
Options forfeited	(136)	12.44
Options expired	(18)	12.98

Outstanding at March 31, 2009	8,779	$9.30	6.33	$26,637

Vested or expected to vest at March 31, 2009	8,611	$9.21	6.25	$26,623

Exercisable at March 31, 2009	5,517	$7.36	4.92	$24,499

The weighted average fair value of stock options granted was $5.14, $7.71 and $8.11 during the years ended March 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised was $4,079, $19,020 and $3,916 in the years ended March 31, 2009, 2008 and 2007, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Restricted stock unit activity is as follows:

		Weighted
		Average
	Number of	Grant Date
Non-Vested Restricted Stock Units	Awards	Fair Value

Non-vested as of March 31, 2007	—	$—
Granted	688	15.86
Vested	—	—
Forfeited	(23)	17.40

Non-vested as of March 31, 2008	665	15.81
Granted	593	11.92
Vested	(208)	16.14
Forfeited	(58)	15.89

Non-vested as of March 31, 2009	992	$13.44

The total fair value of the restricted stock units that vested during the year ended March 31, 2009 was $2,660.

The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2009:

	Options			Options
	Outstanding	Weighted-Average		Exercisable at	Weighted-
	March 31,	Remaining		March 31,	Average
Range of Exercise Prices	2009	Contractual Life	Exercise Price	2009	Exercise Price

$ 4.00 - 5.30	2,595	4.92	$4.67	2,320	$4.66
6.00 - 10.56	2,328	3.95	6.55	2,157	6.40
11.12 - 13.81	2,514	8.98	12.40	485	13.15
14.25 - 16.99	1,001	8.11	16.76	414	16.87
17.19 - 22.27	341	7.86	18.58	141	18.62

$ 4.00 - 22.27	8,779	6.33	$9.30	5,517	$7.36

9.	Income Taxes

The components of income before income taxes were as follows:

	Year Ended March 31,
	2009	2008	2007

Domestic	$19,579	$27,109	$6,950
Foreign	2,391	42	11,896

	$21,970	$27,151	$18,846

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The components of income tax (expense) benefit were as follows:

	Year Ended March 31,
	2009	2008	2007

Current:
Federal	$(2,504)	$(5,675)	$(6,236)
State	(1,168)	(943)	(219)
Foreign	(2,179)	(3,175)	(296)
Deferred:
Federal	(4,388)	(941)	41,423
State	(1,063)	(580)	8,385
Foreign	1,660	4,967	2,351

	$(9,642)	$(6,347)	$45,408

The provision for income taxes for the year ended March 31, 2008 includes a $1,280 tax benefit related to the reversal of deferred tax valuation allowances in certain international jurisdictions. During the third quarter of year ending March 31, 2008, the Company modified its transfer pricing policies for software sold to certain of its international subsidiaries. In assessing the need for a valuation allowance against its deferred tax assets in such international jurisdictions, the Company considered projected future income as part of its analysis. Due to the transfer pricing changes made during the third quarter of fiscal 2008, the Company projected that certain of its international subsidiaries will be in a profitable position for the foreseeable future. Therefore, the Company no longer believed that a valuation allowance was necessary against its deferred tax assets in these international operations and recorded a tax benefit of $1,280 related to the reversal of such valuation allowances.

The income tax benefit for the year ended March 31, 2007 primarily represents the Company’s reversal of substantially all its deferred tax valuation allowance of $52,159, partially offset by the recognition of $5,020 for certain tax reserves. Until the fourth quarter of fiscal 2007, the Company had recorded a valuation allowance to fully reserve all of its net deferred tax assets based on the Company’s assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). As of March 31, 2007 the Company determined that based upon a number of factors, including the Company’s cumulative taxable income over the past three fiscal years and expected profitability in future years, that it’s deferred tax assets primarily related to its U.S jurisdictions were “more likely than not” realizable through future earnings. Accordingly, the Company reversed substantially all of its deferred income tax valuation allowance and recorded a corresponding tax benefit of $52,159 at March 31, 2007.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2009, 2008 and 2007 are as follows:

	Year Ended March 31,
	2009	2008	2007

Statutory federal income tax expense rate	(35.0)%	(35.0)%	(35.0)%
State and local income tax expense, net of federal income tax effect	(2.6)	(3.7)	(5.0)
Impact of state tax rate change on deferred tax assets	(5.1)	—	—
Foreign earnings taxed at different rates	(1.2)	2.7	5.5
Permanent differences	(2.4)	1.2	26.4
Foreign tax credits	2.1	6.9	—
Research credits	3.7	2.7	3.8
Tax reserves	(1.7)	(0.7)	(26.6)
Other differences, net	(1.7)	(2.2)	(5.0)
Change in valuation allowance	—	4.7	276.8

Effective income tax (expense) benefit	(43.9)%	(23.4)%	240.9%

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

	March 31,
	2009	2008

Deferred tax assets:
Tax credits	$21,054	$17,314
Net operating losses	13,332	25,352
Stock-based compensation	6,924	4,772
Deferred revenue	3,526	4,942
Depreciation and amortization	1,236	1,877
Accrued expenses	447	460
Allowance for doubtful accounts the other reserves	88	137

Total deferred tax assets	$46,607	$54,854

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. During the year ended March 31, 2009, the Company made an exception by distributing approximately $3,000 from its Australia Pty. Ltd subsidiary to CommVault Systems, Inc. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $4 on March 31, 2009.

In accordance with SFAS 123R, excess tax benefits related to share based payments should be credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $465 for the year ended March 31, 2009.

At March 31, 2009, the Company has federal and state net operating loss (NOL) carryforwards of approximately $28,180 and $28,965, respectively. The federal NOL carryforwards expire from 2021 through 2024, and the

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

state NOL carryforwards expire from 2017 to 2019. At March 31, 2009, the Company also has NOL carryforwards for foreign tax purposes of approximately $8,136.

At March 31, 2009, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $10,761 and $4,847, respectively. The federal research tax credit carryforwards expire from 2012 through 2029, and the state research tax credit carryforwards expire through 2023. At March 31, 2009, the Company has federal Alternative Minimum Tax credit carryforwards of $1,346.

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2009. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2001 - Present

Effective April 1, 2007, the Company adopted FIN 48. A reconciliation of the beginning and ending amounts of unrecognized tax benefits since adoption is as follows:

Balance at April 1, 2007	$4,892
Additions for tax positions related to fiscal 2008	—
Additions for tax positions related to prior years	50
Settlements	—
Reductions related to the expiration of statutes of limitations	—

Balance at March 31, 2008	4,942
Additions for tax positions related to fiscal 2009	150
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(553)

Balance at March 31, 2009	$4,539

All of the Company’s unrecognized tax benefits at March 31, 2009 of $4,539, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,539 and $4,942 and the related accrued interest and penalties of $1,186 and $1,360 in Other Liabilities on the Consolidated Balance Sheet at March 31, 2009 and March 31, 2008, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2009 and 2008, the Company recognized $215 and $132, respectively, of interest and penalties in the Consolidated Statement of Operations.

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

	Year Ended March 31,
	2009	2008	2007

Revenue:
United States	$143,047	$126,912	$105,140
Other	91,472	71,391	45,967

	$234,519	$198,303	$151,107

No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2009, 2008 and 2007. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2009	2008

Long-lived assets:
United States	$4,882	$4,535
Other	2,491	2,087

	$7,373	$6,622

At March 31, 2009 and 2008, the United Kingdom had long-lived assets of $756 and $701, respectively. At March 31, 2009, India had long-lived assets of $1,078. No other individual country other than the United States accounts for 10% or more of long-lived assets as of March 31, 2009 and 2008.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

12.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal 2009
Total revenue	$54,995	$63,336	$60,051	$56,137
Gross margin	47,405	55,587	52,206	48,675
Net income	3,477	4,729	3,883	239
Net income per common share:
Basic(1)	$0.08	$0.11	$0.09	$0.01
Diluted(1)	$0.08	$0.11	$0.09	$0.01

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal 2008
Total revenue	$43,989	$47,406	$50,298	$56,610
Gross margin	37,704	41,228	43,335	49,052
Net income	2,979	3,438	8,198	6,189
Net income per common share:
Basic(1)	$0.07	$0.08	$0.19	$0.14
Diluted(1)	$0.07	$0.08	$0.18	$0.14

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, using those criteria, our management concluded that, as of March 31, 2009, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
CommVault Systems, Inc.

We have audited CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2009 of CommVault Systems, Inc. and our report dated May 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
May 19, 2009

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2009. Information with respect to this Item is incorporated herein by reference from our 2009 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.

Our board of directors has adopted a code of business ethics and conduct, which applies to all our employees. The code of business ethics and conduct is in addition to our code of ethics for senior financial officers. The full texts of our code of business ethics and conduct and our code of ethics for senior financial officers can be found on our website, www.commvault.com.

Item 11.	Executive Compensation

Information with respect to this Item is incorporated herein by reference from our 2009 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference from our 2009 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2009 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans.

The following information is as of March 31, 2009:

Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance Under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	8,779,024	$9.30	917,083
Equity compensation plans not approved by security holder	—	—	—

Totals	8,779,024	$9.30	917,083(2)

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan.

(2)	On each April 1, the number of shares available for issuance under the 2006 Long-Term Stock Incentive Plan is increased, if applicable, such that the total number of shares available for awards under the 2006 Long-Term Stock Incentive Plan as of any April 1 is equal to 5% of the number of outstanding shares of our common stock on that April 1.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item is incorporated herein by reference from our 2009 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference from our 2009 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.

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

Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:

Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2007, 2008 and 2009.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year
	(In thousands)

Year Ended March 31, 2007
Allowance for doubtful accounts	$475	$(77)	$87	$311
Valuation allowance for deferred taxes(1)	$54,170	$(52,890)	$—	$1,280
Year Ended March 31, 2008
Allowance for doubtful accounts	$311	$39	$75	$275
Valuation allowance for deferred taxes(1)	$1,280	$(1,280)	$—	$—
Year Ended March 31, 2009
Allowance for doubtful accounts	$275	$24	$106	$193

(1)	Adjustments associated with the Company’s assessment of its deferred tax assets. The reduction in the valuation allowance in the year ended March 31, 2007 was primarily due to the reversal of substantially all of the Company’s deferred income tax valuation allowance. The reduction in the valuation allowance in the year ended March 31, 2008 was due to the reversal of the Company’s remaining deferred income tax valuation allowance. As of March 31, 2009, the Company does not maintain a valuation allowance against any of its deferred tax assets.

Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
3.2		Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
3.3		Certification of Designation of Series A Junior Participating Preferred Stock of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2008).
4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2		Rights Agreement between CommVault Systems, Inc. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated November 14, 2008).
9.1		Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1		Loan and Security Agreement, dated May 2, 2006, between Silicon Valley Bank and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.2*	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.3*	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.4*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.5*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
10	.6*	Employment Agreement, dated as of February 1, 2004, between CommVault Systems, Inc. and N. Robert Hammer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.7*	Form of Employment Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.8*	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.9*	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and David West, Ron Miiller, Scott Mercer and Steven Rose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.10*	Form of Indemnity Agreement between CommVault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.11		Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series AA investors (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.12		Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series BB investors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

Exhibit No.		Description

10.13		Amended and Restated Registration Rights Agreement, dated as of September 2, 2003, by and among CommVault Systems, Inc. and the Series CC investors (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.14		Form of Registration Rights Agreement by and between CommVault Systems, Inc. and certain holders of Series A, B, C, D and E preferred stock (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.15		Software License Agreement, dated December 17, 2003, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.16†	Addendum One to the License and Distribution Agreement, dated May 5, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.17†	Addendum Two to the License and Distribution Agreement, dated November 22, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.18†	Addendum Three to the License and Distribution Agreement, dated April 28, 2005, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.19†	Addendum Five to the License and Distribution Agreement, dated June 6, 2006, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.20†	CommVault Systems Amended and Restated Reseller Agreement, effective as of April 6, 2005, between CommVault Systems and Dell Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10	.21†	Addendum Six to the Software License Agreement, dated August 9, 2007, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).
10	.22†	Addendum Seven to the Software License Agreement, dated March 27, 2008, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).
10	.23†	Addendum Nine to the Software License Agreement, dated September 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).
10	.24†	Addendum Ten to the Software License Agreement, dated October 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).
10.25		Direct Supplier Agreement, dated August 2, 2008, by and between CommVault Systems, Inc. and Dell Products L.P. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).
10	.26†	Addendum Eleven to the Software License Agreement, dated April 9, 2009, by and between Dell Global B.V. and CommVault Systems, Inc.
21.1		List of Subsidiaries of CommVault Systems, Inc.
23.1		Consent of Ernst & Young LLP
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 19, 2009.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 19, 2009.

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