Form 10-Q
period 2009-06-30
COMMVAULT SYSTEMS INC
filed 2009-08-06
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)
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
Yes ☐     No ☑
As of July 31, 2009, there were 41,777,254 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	March 31,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$119,214	$105,205
Trade accounts receivable, less allowance for doubtful accounts of $174 at June 30, 2009 and $193 at March 31, 2009	42,619	44,020
Prepaid expenses and other current assets	3,970	3,782
Deferred tax assets	12,871	13,144

Total current assets	178,674	166,151

Deferred tax assets	32,132	33,463
Property and equipment, net	6,451	6,282
Other assets	857	1,091

Total assets	$218,114	$206,987

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,510	$1,798
Accrued liabilities	19,026	18,407
Deferred revenue	65,494	61,356

Total current liabilities	86,030	81,561

Deferred revenue, less current portion	7,621	7,760
Other liabilities	7,025	6,377

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2009 and March 31, 2009	—	—
Common stock, $.01 par value: 250,000 shares authorized, 41,732 shares and 41,593 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	417	416
Additional paid-in capital	214,282	210,462
Accumulated deficit	(96,962)	(99,397)
Accumulated other comprehensive loss	(299)	(192)

Total stockholders’ equity	117,438	111,289

Total liabilities and stockholders’ equity	$218,114	$206,987

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Revenues:
Software	$29,105	$27,704
Services	31,141	27,291

Total revenues	60,246	54,995

Cost of revenues:
Software	741	704
Services	7,609	6,886

Total cost of revenues	8,350	7,590

Gross margin	51,896	47,405

Operating expenses:
Sales and marketing	30,382	27,564
Research and development	7,619	7,436
General and administrative	6,936	7,031
Depreciation and amortization	893	861

Income from operations	6,066	4,513

Interest expense	(23)	—
Interest income	113	609

Income before income taxes	6,156	5,122

Income tax expense	(3,721)	(1,645)

Net income	$2,435	$3,477

Net income per common share:
Basic	$0.06	$0.08

Diluted	$0.06	$0.08

Weighted average common shares outstanding:
Basic	41,646	42,674

Diluted	43,764	44,851

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid — In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of March 31, 2009	41,593	$416	$210,462	$(99,397)	$(192)	$111,289
Stock-based compensation			3,189			3,189
Tax benefits relating to share-based payments			100			100
Exercise of common stock options and vesting of restricted stock units	139	1	531			532
Comprehensive income:
Net income				2,435		2,435
Foreign currency translation adjustment					(107)	(107)

Total Comprehensive income						2,328

Balance as of June 30, 2009	41,732	$417	$214,282	$(96,962)	$(299)	$117,438

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income	$2,435	$3,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	922	888
Noncash stock-based compensation	3,189	2,578
Excess tax benefits from stock-based compensation	(155)	(474)
Deferred income taxes	1,943	(37)

Changes in operating assets and liabilities:
Accounts receivable	3,165	6,392
Prepaid expenses and other current assets	(120)	(346)
Other assets	286	6
Accounts payable	(360)	(428)
Accrued liabilities	41	(906)
Deferred revenue	1,420	2,774
Other liabilities	187	147

Net cash provided by operating activities	12,953	14,071

Cash flows from investing activities
Purchase of property and equipment	(913)	(1,556)

Net cash used in investing activities	(913)	(1,556)

Cash flows from financing activities
Repurchase of common stock	—	(7,841)
Proceeds from the exercise of stock options and vesting of restricted stock awards	532	1,239
Excess tax benefits from stock-based compensation	155	474

Net cash provided by (used in) financing activities	687	(6,128)

Effects of exchange rate — changes in cash	1,282	161

Net increase in cash and cash equivalents	14,009	6,548
Cash and cash equivalents at beginning of period	105,205	91,661

Cash and cash equivalents at end of period	$119,214	$98,209

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
1. Nature of Business
CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection, including backup and recovery; data migration and archiving; replication of data; software embedded data deduplication; creation and management of copies of stored data; storage resource discovery and usage tracking; data classification; enterprise-wide search capabilities; and management and operational reports, remote services and troubleshooting tools. The Company’s unified suite of data and information management software applications, which is sold under the Simpana® brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.
2. Basis of Presentation
The consolidated financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods, except as discussed below. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2009. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
During the quarter ended June 30, 2009, the Company identified a prior period error of approximately $915 related to estimated foreign tax credits associated with the Company’s Netherlands branch that were improperly recorded as deferred tax assets during the fiscal year ending March 31, 2008. As a result, the Company recorded a non-cash charge to income tax expense for $915 in the quarter ended June 30, 2009 to write-off the deferred tax asset improperly recorded during the year ended March 31, 2008. The Company has concluded that this error is not material to any prior annual period and is not expected to be material to our estimated fiscal 2010 financial position or results of operations.
3. Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2009 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2009. A summary of the Company’s significant accounting policies are disclosed below.
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
Net Income per Common Share
The Company calculates net income per share in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the vesting of restricted stock units. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,
	2009	2008

Net income	$2,435	$3,477

Basic net income per common share:
Basic weighted average shares outstanding	41,646	42,674

Basic net income per common share	$0.06	$0.08

Diluted net income per common share:
Basic weighted average shares outstanding	41,646	42,674
Dilutive effect of stock options and restricted stock units	2,118	2,177

Diluted weighted average shares outstanding	43,764	44,851

Diluted net income per common share	$0.06	$0.08

In the three months ended June 30, 2009 and 2008, the diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 3,802 and 2,745, respectively, because the effect would have been anti-dilutive.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 23% and 21% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Dell accounted for 26% and 30% of accounts receivable as of June 30, 2009 and March 31, 2009, respectively. Sales through the Company’s distribution agreement with Alternative Technologies, Inc. totaled 23% and 19% of total revenues for the three months ended June 30, 2009 and 2008, respectively. Alternative Technologies, Inc. accounted for approximately 25% and 22% of total accounts receivable as of June 30, 2009 and March 31, 2009, respectively.
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
In September 2006, the FASB issued Statement 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of Statement No. 157” which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of June 30, 2009, the Company does not have any nonfinancial asset or nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis. The Company adopted SFAS No. 157 on April 1, 2008.

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
In accordance with SFAS No. 157, included within the Company’s cash and cash equivalents are money market funds of $98,774 as of June 30, 2009 and $91,404 as of March 31, 2009, that are classified as Level 1 financial assets.
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
Deferred revenue consists of the following:

	June 30, 2009	March 31, 2009
Current:
Deferred software revenue	$176	$49
Deferred services revenue	65,318	61,307

	$65,494	$61,356

Non-current:
Deferred services revenue	$7,621	$7,760

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
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the three months ended June 30, 2009 and 2008, the Company includes $155 and $474, respectively, as a financing cash inflow.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Share Repurchases
The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, the Company accounted for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between additional paid-in capital and accumulated deficit. The Company did not repurchase any of its common stock during the three months ended June 30, 2009.
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
Foreign currency transaction gains and losses are recorded in “general and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $527 and $69 in the three months ended June 30, 2009 and 2008, respectively. To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments under SFAS Statement No. 133, “Accounting for Derivative Instrument and Hedging Activities”. As of June 30, 2009, the Company did not have any forward contracts outstanding. In the future, the Company may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Comprehensive Income
The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009	2008

Net income	$2,435	$3,477
Foreign currency translation adjustment	(107)	(129)

Total comprehensive income	$2,328	$3,348

Subsequent Events
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS No. 165 are effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through August 6, 2009 which is the date the accompanying Form 10-Q was issued.
Impact of Recently Issued Accounting Standards
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of Statement 162 to have a material effect on its consolidated financial statements.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of the Company’s financial instruments and their related carrying value that are currently found in the Company’s Annual Report on Form 10-K will now be required in the Company’s quarterly reports on Form 10-Q. FSP 107-1 is effective for interim and fiscal periods ending after June 15, 2009. The Company adopted FSP 107-1 in the quarter ending June 30, 2009 and included the required disclosures in Footnote 3.
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
Repayments of amounts borrowed under the credit facility will occur over a 2-year amortization period with a maximum maturity date of July 2011. Borrowings under the credit facility bear interest, at the Company’s option, at either a rate equal to LIBOR plus 1.5% or the bank’s base rate, as defined in the credit agreement. As of June 30, 2009, the Company was in compliance with all required covenants, and there were no outstanding balances on the credit facility. The credit facility expired on July 9, 2009 because no amounts were borrowed during the initial 12 months of the credit facility. On July 9, 2009, the Company entered into an amended and restated credit facility in which the Company can borrow up to $30,000 over a three year period. The Company’s amended and restated credit facility is discussed below in Footnote 9.
5. Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of June 30, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
6. Capitalization
In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. As of June 30, 2009, the Company has repurchased approximately $40,242 under the share repurchase authorization. As a result, the Company may repurchase an additional $39,758 of its common stock under the current program through March 31, 2010.

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
7. Stock Plans
As of June 30, 2009, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At June 30, 2009, there were 543 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of June 30, 2009, approximately 1,999 shares were available for future issuance under the LTIP.
As of June 30, 2009, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because its common stock has now been publically traded for 2 years and it believed that CommVault specific volatility inputs should now be included in the calculation of expected volatility. As a result, expected volatility during the quarter ended June 30, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,
	2009	2008
Dividend yield	None	None
Expected volatility	41%-42%	41%
Weighted average expected volatility	41%	41%
Risk-free interest rates	2.30%-3.14%	2.80%-3.84%
Expected life (in years)	6.25	6.25
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
Cost of services revenue	$108	$63
Sales and marketing	1,448	1,174
Research and development	481	358
General and administrative	1,152	983

Stock-based compensation expense	$3,189	$2,578

As of June 30, 2009, there was approximately $26,959 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.77 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
The following summarizes the activity for the Company’s two stock incentive plans for the three months ended June 30, 2009:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2009	8,779	$9.30
Options granted	97	16.52
Options exercised	(91)	5.84
Options forfeited	(23)	16.31
Options expired	(19)	17.14

Outstanding as of June 30, 2009	8,743	$9.38	6.14	$63,975

Vested or expected to vest as of June 30, 2009	8,599	$9.30	6.07	$63,392

Exercisable as of June 30, 2009	5,714	$7.57	4.84	$52,008

The weighted average fair value of stock options granted was $7.44 and $5.81 during the three months ended June 30, 2009 and 2008, respectively. The total intrinsic value of options exercised was $784 and $2,166 in the three months ended June 30, 2009 and 2008, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
Restricted stock unit activity for the three months ended June 30, 2009 is as follows:

		Weighted
	Number of	Average Grant
Non-vested Restricted Stock Units	Awards	Date Fair Value

Non-vested as of March 31, 2009	992	$13.44
Awarded	51	14.82
Released	(48)	15.46
Forfeited	(28)	15.37

Non-vested as of June 30, 2009	967	$13.29

8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss (“NOL”) carry forwards, research and development tax credits (R&D credits), foreign tax credits, depreciation and amortization, deferred revenue and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. In addition, the Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. As of June 30, 2009, the Company does not maintain a valuation allowance against any of its deferred tax assets.
The provision for income taxes for the three months ended June 30, 2009 was $3,721 with an effective tax rate of approximately 60%. The effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes of $236, permanent differences mainly in the United States of $167, tax return to accrual adjustments of $337, the correction of a prior period error as discussed below of $915, partially offset by research and foreign tax credits of $299.
During the quarter ended June 30, 2009, the Company identified a prior period error of approximately $915 related to estimated foreign tax credits associated with the Company’s Netherlands branch that were improperly recorded as deferred tax assets during the fiscal year ending March 31, 2008. As a result, the Company recorded a non-cash charge to income tax expense for $915 in the quarter ended June 30, 2009 to write-off the deferred tax asset improperly recorded during the year ended March 31, 2008. The correction of this error is not material to any prior annual fiscal period and is not expected to be material to our estimated fiscal 2010 financial position or results of operations.
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

Balance at March 31, 2009	$4,539
Additions for tax positions related to fiscal 2010	40
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	324

Balance at June 30, 2009	$4,903

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (Continued)
(In thousands, except per share data)
All of the Company’s unrecognized tax benefits at June 30, 2009 of $4,903, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,903 and the related accrued interest and penalties of $1,357 in Other Liabilities on the Consolidated Balance Sheet at June 30, 2009. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the three months ended June 30, 2009, the Company recognized $35 of interest and penalties in the Consolidated Statement of Income.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of June 30, 2009. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 – Present
New Jersey	2002 – Present
Foreign jurisdictions	2001 – Present
9. Subsequent Events
On July 9, 2009, the Company entered into an amended and restated credit facility in which the Company can borrow up to $30,000 over a three year period. Repayment of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 9, 2012. Borrowings under the facility are available to repurchase the Company’s common stock under its share repurchase program and to provide for working capital and general corporate purposes. The credit facility also requires that certain financial covenants be met on a quarterly basis.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand name. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set (which we refer to as our Common Technology Engine), to deliver Backup & Recovery, Archive, Replication, Resource Management and Search capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of June 30, 2009, we had licensed our software applications to approximately 10,500 registered customers.
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
In January 2009, our CommVault Simpana 8.0 software suite (“Simpana 8”) was made available for public release. We believe that Simpana 8, which builds on and significantly expands Simpana 7, will continue to create competitive differentiation in the data and information management related markets. Simpana 8 is the largest software release in our history and includes advances in recovery management, data reduction, virtual server protection and content organization. We believe that Simpana 8 can meet a broad spectrum of customer’s discovery and recovery management requirements and eliminate the need for a myriad of point level products.
We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 68% of our total software revenue for the three months ended June 30, 2009 and 72% of our total software revenue for fiscal 2009. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 7 and Simpana 8 software suites. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the foreseeable future.
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

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business
During the second half of fiscal 2009, we began to experience the effects of worsening economic conditions and the significant disruptions in the financial and credit markets globally. We experienced order delays, lengthening sales cycles and slowing deployments worldwide, which resulted in a software revenue decrease in the second half of fiscal 2009 compared to the first half of fiscal 2009.
While we expect the near term market conditions to remain challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities. We believe the need for organizations to protect, recover and maintain their data will require our current customers as well as new customers to continue to invest in their infrastructure. As a result, we intend to continue to prudently invest in our business, through continued product development as well as sales and marketing efforts. While our sales pipeline continues to be strong, the predictability of closure on those potential deals in the pipelines is uncertain. Therefore financial performance for fiscal 2010 is difficult to predict, including the predictability of the extent of any revenue growth and the extent of net income.
Sources of Revenues
Our revenue is derived from the sale of licenses of our software applications and from the sale of our related services. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 48% of our total revenues for the three months ended June 30, 2009 and 50% in the three months ended June 30, 2008.
Software revenue generated through indirect distribution channels was approximately 81% of total software revenue in the three months ended June 30, 2009 and was approximately 84% of total software revenue in the three months ended June 30, 2008. Software revenue generated through direct distribution channels was approximately 19% of total software revenue in the three months ended June 30, 2009 and was approximately 16% of total software revenue in the three months ended June 30, 2008. The shift in software revenue growth generated through our direct sales force compared to our indirect distribution channels is primarily the result of higher growth rates in software revenue from our U.S. operations. Our U.S. operations generate a higher percentage of direct deals compared to our international operations which are almost exclusively transacted through indirect distribution channels. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 23% of our total revenues for the three months ended June 30, 2009 and 21% in the three months ended June 30, 2008.

We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue is generated through these arrangements. Sales through our original equipment manufacturer agreements accounted for 10% of our total revenues for the three months ended June 30, 2009 and 12% of our total revenues for the three months ended June 30, 2008.
In February 2007, we signed a wide-ranging distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with ATI to include our U.S. federal government market. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. As a result, most of our North American resellers have been transitioned to ATI. We generated approximately 23% of our total revenue through ATI in the three months ended June 30, 2009 and approximately 19% of our total revenue through ATI in the three months ended June 30, 2008. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.
In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2010, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 40% of our total software revenue in the first quarter of fiscal 2010 and approximately 40% of our total software revenue for all of fiscal 2009.
Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 52% of our total revenues for the three months ended June 30, 2009 and 50% of our total revenues for the three months ended June 30, 2008. The gross margin of our services revenue was 75.6% for the three months ended June 30, 2009 and 74.8% in the three months ended June 30, 2008. The increase in the gross margin of our services revenue in fiscal 2010 compared to fiscal 2009 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 97.5% for both the three months ended June 30, 2009 and the three months ended June 30, 2008. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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
For sales arrangements involving multiple elements, we recognize revenue using the residual method as described in SOP 98-9. Under the residual method, we allocate and defer revenue for the undelivered elements based on relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple- element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective evidence (“VSOE”).

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
Stock-Based Compensation
As of June 30, 2009, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock has now been publically traded for 2 years and we believe that CommVault specific volatility inputs should now be included in the calculation of expected volatility. As a result, expected volatility during the quarter ended June 30, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.
The assumptions used in the Black-Scholes option-pricing model in the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008
Dividend yield	None	None
Expected volatility	41%-42%	41%
Weighted average expected volatility	41%	41%
Risk-free interest rates	2.30%-3.14%	2.80%-3.84%
Expected life (in years)	6.25	6.25
The weighted average fair value of stock options granted was $7.44 during the three months ended June 30, 2009 and $5.81 during the three months ended June 30, 2008. In addition, the weighted average fair value of restricted stock units awarded was $14.82 per share during the three months ended June 30, 2009 and $14.49 per share during the three months ended June 30, 2008. As of June 30, 2009, there was approximately $27.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.77 years.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2009, we had deferred tax assets of approximately $45.0 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of June 30, 2009, we do not maintain a valuation allowance against any of our deferred tax assets.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). As of June 30, 2009, we had unrecognized tax benefits of $4.9 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.9 million and the related accrued interest and penalties of $1.4 million are included in Other Liabilities on the Consolidated Balance Sheet.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of June 30, 2009. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 – Present
New Jersey	2002 – Present
Foreign jurisdictions	2001 – Present
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

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended June 30,
	2009	2008
Revenues:
Software	48%	50%
Services	52	50

Total revenues	100%	100%

Cost of revenues:
Software	1%	1%
Services	13	13

Total cost of revenues	14%	14%

Gross margin	86%	86%
Three Months ended June 30, 2009 compared to three months ended June 30, 2008
Revenues
Total revenues increased $5.3 million, or 10%, from $55.0 million in the three months ended June 30, 2008 to $60.2 million in the three months ended June 30, 2009.
Software Revenue. Software revenue increased $1.4 million, or 5%, from $27.7 million in the three months ended June 30, 2008 to $29.1 million in the three months ended June 30, 2009. Software revenue represented 48% of our total revenues in the three months ended June 30, 2009 compared to 50% in the three months ended June 30, 2008. Our overall growth in software revenue is derived from a higher volume of purchases of our software applications from both new customers as well as from our expanding base of existing customers. In the three months ended June 30, 2009, the increase in software revenue is primarily driven by software revenue derived from our U.S operations, which increased 26% compared to the three months ended June 30, 2008. Software revenue derived from our foreign locations decreased by 17% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in software revenue in foreign locations is primarily due to movements in foreign exchange rates in the current quarter compared to the prior year quarter. Overall, our $1.4 million increase in total software revenue was negatively impacted by movements in foreign exchange rates of approximately $1.6 million. As a result, the increase in software revenue in U.S. dollars is lower than our growth in local currency.
Software revenue derived from transactions greater than $0.1 million represented approximately 40% of our software revenue in the three months ended June 30, 2009 and approximately 29% of our software revenue in the three months ended June 30, 2008. As a result, software revenue from transactions greater than $0.1 million increased by $3.7 million, or 46%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase is primarily due to a 32% increase in the number of transactions of this type. In both the three months ended June 30, 2009 and 2008, the average dollar amount of such transactions was approximately $0.2 million.
Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) increased $0.4 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, while software revenue derived from our direct sales force increased $1.0 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The shift in software revenue growth generated through our direct sales force compared to our indirect distribution channels is primarily the result of higher growth rates in software revenue from our U.S. operations. Our U.S. operations generate a higher percentage of direct deals compared to our international operations, which are almost exclusively transacted through indirect distribution channels. However, we still expect to see a continued shift in software revenue generated through indirect distribution channels compared to our direct sales force over the long term, which is more fully discussed above in the “Sources of Revenue” section.

Services Revenue. Services revenue increased $3.9 million, or 14%, from $27.3 million in the three months ended June 30, 2008 to $31.1 million in the three months ended June 30, 2009. Services revenue represented 52% of our total revenues in the three months ended June 30, 2009 compared to 50% in the three months ended June 30, 2008. The increase in services revenue is primarily due to a $3.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The $3.9 million increase in services revenue was negatively impacted by movements in foreign exchange rates of approximately $2.0 million. As a result, the increase in services revenue in U.S. dollars is lower than our growth in local currency.
Cost of Revenues
Total cost of revenues increased $0.8 million, or 10%, from $7.6 million in the three months ended June 30, 2008 to $8.4 million in the three months ended June 30, 2009. Total cost of revenues represented 14% of our total revenues in both the three months ended June 30, 2009 and the three months ended June 30, 2008.
Cost of Software Revenue. Cost of software revenue was $0.7 million in both the three months ended June 30, 2009 and the three months ended June 30, 2008. Cost of software revenue represented 2.5% of our total software revenue in both the three months ended June 30, 2009 and the three months ended June 30, 2008.
Cost of Services Revenue. Cost of services revenue increased $0.7 million, or 10%, from $6.9 million in the three months ended June 30, 2008 to $7.6 million in the three months ended June 30, 2009. Cost of services revenue represented 24% of our services revenue in the three months ended June 30, 2009 compared to 25% in the three months ended June 30, 2008. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $0.3 million as well as a $0.4 million increase in third-party outsourcing costs to facilitate our services revenue growth. The $0.7 million increase in cost of services revenue was positively impacted by movements in foreign exchange rates of approximately $0.5 million. As a result, the increase in cost of services revenue in U.S. dollars is lower than our growth in local currency.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $2.8 million, or 10%, from $27.6 million in the three months ended June 30, 2008 to $30.4 million in the three months ended June 30, 2009. The increase is primarily due to a $3.0 million increase in employee compensation and related expenses, which includes higher headcount costs as well as higher commissions on increased revenues and $0.3 million in higher stock-based compensation expense recorded in accordance with SFAS 123(R). These increases to sales and marketing expenses were partially offset by a $0.3 million decrease in advertising and marketing related expenses and a $0.2 million decrease in recruiting expenses. The $2.8 million increase in sales and marketing expenses was positively impacted by movements in foreign exchange rates of approximately $2.4 million. As a result, the increase in sales and marketing expenses in U.S. dollars is lower than our growth in local currency.
Research and Development. Research and development expenses increased $0.2 million, or 2%, from $7.4 million in the three months ended June 30, 2008 to $7.6 million in the three months ended June 30, 2009. The increase is primarily due to $0.3 million of higher employee compensation resulting from higher headcount.
General and Administrative. General and administrative expenses decreased $0.1 million, or 1%, from $7.0 million in the three months ended June 30, 2008 to $6.9 million in the three months ended June 30, 2009. The decrease is primarily due to lower legal fees of $0.3 million and a decrease in recruiting fees and travel and related expenses totaling $0.2 million. These decreases to general and administrative expenses were offset by higher foreign currency transactions losses. Specifically, general and administrative expenses for the three months ended June 30, 2009 includes approximately $0.5 million of net foreign currency transaction losses compared to approximately $0.1 million of net foreign currency transaction losses recognized in general and administrative expenses during the three months ended June 30, 2008.

In addition, the overall decrease in general and administrative expenses of $0.1 million was positively impacted by movements in foreign exchange rates of approximately $0.5 million. As a result, the decrease in general and administrative expenses in U.S dollars actually compares to an increase in general and administrative expenses when measured in local currency.
Depreciation and Amortization. Depreciation expense was $0.9 million in both the three months ended June 30, 2009 and in the three months ended June 30, 2008.
Interest Income
Interest income decreased $0.5 million, from $0.6 million in the three months ended June 30, 2008 to $0.1 million in the three months ended June 30, 2009. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax Expense
Income tax expense was $3.7 million in the three months ended June 30, 2009 compared to $1.6 million in the three months ended June 30, 2008. The effective tax rate in the three months ended June 30, 2009 was 60% as compared to 32% in the three months ended June 30, 2008. The effective rate in the three months ended June 30, 2009 is higher than the expected federal statutory rate of 35% primarily due to state income taxes of $0.2 million, permanent differences mainly in the United States of $0.2 million, tax return to accrual adjustments of $0.3 million, the correction of a prior period error as discussed below of $0.9 million, partially offset by research and foreign tax credits of $0.3 million.
During the quarter ended June 30, 2009, we identified a prior period error of approximately $0.9 million related to estimated foreign tax credits associated with our Netherlands branch that were improperly recorded as deferred tax assets during the fiscal year ending March 31, 2008. As a result, we recorded a non-cash charge to income tax expense of $0.9 million in the quarter ended June 30, 2009 to write-off the deferred tax asset improperly recorded during the year ended March 31, 2008. We have concluded that this error is not material to any prior annual fiscal period and is not expected to be material to our estimated fiscal 2010 financial position or results of operations.
The effective tax rate for the three months ended June 30, 2008 differs from the U.S. federal statutory tax rate of 35% primarily due to favorable permanent differences in the United States, partially offset by state income taxes.
Liquidity and Capital Resources
As of June 30, 2009, our cash and cash equivalents balance of $119.2 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
In July 2008, we entered into a credit facility in which we could borrow up to $40.0 million over the initial 12 months of the credit facility. Borrowings under the facility are available to repurchase our common stock under the share repurchase program and to provide for working capital and general corporate purposes. As of June 30, 2009, we were in compliance with all required covenants, and there were no outstanding balances on the credit facility. The credit facility expired on July 9, 2009 because no amounts were borrowed during the initial 12 months of the credit facility. On July 9, 2009, the Company entered into an amended and restated credit facility in which the Company can borrow up to $30.0 million over a three year period. Repayments of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 9, 2012. The credit facility also requires that certain financial covenants be met on a quarterly basis.
In January 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $40.0 million of our common stock. In July 2008, our Board of Directors authorized an additional $40.0 million increase to the existing share repurchase program. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of June 30, 2009, we have repurchased approximately $40.2 million under the share repurchase authorization. As a result, we may repurchase an additional $39.8 million of our common stock under the current program through March 31, 2010.

Net cash provided by operating activities was $13.0 million in the three months ended June 30, 2009 and $14.1 million in the three months ended June 30, 2008. In the three months ended June 30, 2009 and 2008, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, a decrease in accounts receivable as a result of strong collection efforts and an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances may grow as well.
Net cash used in investing activities was $0.9 million in the three months ended June 30, 2009 and $1.6 million in the three months ended June 30, 2008. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
Net cash provided by (used in) financing activities was $0.7 million in the three months ended June 30, 2009 and ($6.1) million in the three months ended June 30, 2008. The cash provided by financing activities in the three months ended June 30, 2009 was primarily due to $0.5 million of proceeds from the exercise of stock options and $0.2 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in the three months ended June 30, 2008 was due to $7.8 million used to repurchase shares of our common stock under our repurchase program, partially offset by $1.2 million of proceeds from the exercise of stock options and $0.5 million of excess tax benefits recognized as a result of the stock option exercises.
Working capital increased $8.1 million from $84.6 million as of March 31, 2009 to $92.6 million as of June 30, 2009. The increase in working capital is primarily due to a $14.0 million increase in cash and cash equivalents, partially offset by a $4.1 million increase in deferred revenue and a $1.4 million decrease in accounts receivable. The increase in cash and cash equivalents is primarily due to net income generated during the period, cash received from the exercise of stock options and the increase in deferred revenue.
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
Off-Balance Sheet Arrangements
As of June 30, 2009, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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

Impact of Recently Issued Accounting Standards
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of Statement 162 to have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of our financial instruments and their related carrying value that are currently found in our Annual Report on Form 10-K, will now be required in our quarterly reports on Form 10-Q. FSP 107-1 is effective for interim and fiscal periods ending after June 15, 2009. We adopted FSP 107-1 in the quarter ending June 30, 2009 and included the required disclosures in Footnote 3 contained in the Notes to the Consolidated Financial Statements.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2009, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
In July 2008, we entered into a credit facility in which we can borrow up to $40.0 million over the initial 12 months of the credit facility. The credit facility expired on July 9, 2009 because no amounts were borrowed during the initial 12 months of the credit facility. On July 9, 2009, we entered into an amended and restated credit facility in which we can borrow up to $30.0 million over a three year period. As of August 6, 2009, there are no outstanding balances on the amended and restated credit facility. As a result, we are currently not subject to any material interest rate risk.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 36% of our sales were outside the United States in the three months ended June 30, 2009 and approximately 39% were outside the United States in fiscal 2009. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $3.2 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Transaction Exposure
Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts. To date, we selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments under SFAS Statement No. 133, “Accounting for Derivative Instrument and Hedging Activities”. As of June 30, 2009, we did not have any forward contracts outstanding. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet. During the three months ended June 30, 2009, we recognized approximately $0.5 million of net foreign currency transaction losses in general and administrative expenses. This compares to approximately $0.9 million of net foreign currency transaction gains recognized in general and administrative expenses during fiscal 2009.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosures controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock during the three months ended June 30, 2009. As of June 30, 2009, we have repurchased $40.2 million of common stock (2,853,305 shares) out of the $80.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $39.8 million of our common stock under the current program through March 31, 2010.
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

CommVault Systems, Inc.
Dated: August 6, 2009	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: August 6, 2009	By:	/s/ Louis F. Miceli
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