Form 10-Q
period 2009-09-30
COMMVAULT SYSTEMS INC
filed 2009-10-30
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 27, 2009, there were 42,112,198 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	March 31,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$132,480	$105,205
Trade accounts receivable, less allowance for doubtful accounts of $172 at September 30, 2009 and $193 at March 31, 2009	47,507	44,020
Prepaid expenses and other current assets	5,810	3,782
Deferred tax assets	12,447	13,144

Total current assets	198,244	166,151

Deferred tax assets	31,731	33,463
Property and equipment, net	6,404	6,282
Other assets	943	1,091

Total assets	$237,322	$206,987

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,926	$1,798
Accrued liabilities	19,986	18,407
Deferred revenue	70,144	61,356

Total current liabilities	92,056	81,561

Deferred revenue, less current portion	8,488	7,760
Other liabilities	7,185	6,377

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2009 and March 31, 2009	—	—
Common stock, $.01 par value: 250,000 shares authorized, 42,046 shares and 41,593 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	420	416
Additional paid-in capital	221,814	210,462
Accumulated deficit	(92,244)	(99,397)
Accumulated other comprehensive loss	(397)	(192)

Total stockholders’ equity	129,593	111,289

Total liabilities and stockholders’ equity	$237,322	$206,987

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Software	$33,516	$35,156	$62,621	$62,860
Services	33,134	28,180	64,275	55,471

Total revenues	66,650	63,336	126,896	118,331

Cost of revenues:
Software	848	634	1,589	1,338
Services	8,127	7,115	15,736	14,001

Total cost of revenues	8,975	7,749	17,325	15,339

Gross margin	57,675	55,587	109,571	102,992

Operating expenses:
Sales and marketing	34,578	32,302	64,960	59,866
Research and development	8,181	7,752	15,800	15,188
General and administrative	7,503	6,883	14,439	13,914
Depreciation and amortization	885	943	1,778	1,804

Income from operations	6,528	7,707	12,594	12,220

Interest expense	(23)	(27)	(46)	(27)
Interest income	89	588	202	1,197

Income before income taxes	6,594	8,268	12,750	13,390

Income tax expense	(1,876)	(3,539)	(5,597)	(5,184)

Net income	$4,718	$4,729	$7,153	$8,206

Net income per common share:
Basic	$0.11	$0.11	$0.17	$0.19

Diluted	$0.11	$0.11	$0.16	$0.18

Weighted average common shares outstanding:
Basic	41,869	42,314	41,758	42,493

Diluted	44,695	44,498	44,216	44,701

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of March 31, 2009	41,593	$416	$210,462	$(99,397)	$(192)	$111,289
Stock-based compensation			7,890			7,890
Tax benefits relating to share-based payments			909			909
Exercise of common stock options and vesting of restricted stock units	453	4	2,553			2,557
Comprehensive income:
Net income				7,153		7,153
Foreign currency translation adjustment					(205)	(205)

Total Comprehensive income						6,948

Balance as of September 30, 2009	42,046	$420	$221,814	$(92,244)	$(397)	$129,593

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$7,153	$8,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,834	1,857
Noncash stock-based compensation	7,890	5,261
Excess tax benefits from stock-based compensation	(959)	(727)
Deferred income taxes	2,359	1,678

Changes in operating assets and liabilities:
Accounts receivable	(1,085)	4,873
Prepaid expenses and other current assets	(1,945)	(1,031)
Other assets	216	(494)
Accounts payable	36	197
Accrued liabilities	1,794	1,309
Deferred revenue	5,849	6,765
Other liabilities	396	355

Net cash provided by operating activities	23,538	28,249

Cash flows from investing activities
Purchase of property and equipment	(1,780)	(2,719)

Net cash used in investing activities	(1,780)	(2,719)

Cash flows from financing activities
Repurchase of common stock	—	(17,448)
Proceeds from the exercise of stock options	2,557	2,095
Excess tax benefits from stock-based compensation	959	727

Net cash provided by (used in) financing activities	3,516	(14,626)

Effects of exchange rate — changes in cash	2,001	(1,306)

Net increase in cash and cash equivalents	27,275	9,598
Cash and cash equivalents at beginning of period	105,205	91,661

Cash and cash equivalents at end of period	$132,480	$101,259

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
2. Basis of Presentation
The consolidated financial statements as of September 30, 2009 and for the three and six months ended September 30, 2009 and 2008 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods, except as discussed below. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2009. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
During the six months ended September 30, 2009, the Company identified and recorded certain non-cash prior period errors totaling a net expense amount of approximately $1,155. The Company has concluded that these errors are not material to any prior annual period or to the expected fiscal year 2010 financial position or results of operations. Specifically, the Company recorded non-cash tax expense of $915 in the first quarter of fiscal 2010 to write-off deferred tax assets related to estimated foreign tax credits associated with its Netherlands branch that were improperly recorded in fiscal 2008. In addition, the Company recorded a non-cash tax benefit of $587 in the second quarter of fiscal 2010. This benefit is primarily related to a correction of its deferred tax assets resulting from the understatement of tax basis depreciation on its fixed assets in prior fiscal periods. Also, on October 22, 2009, the Company became aware of a programming error in the third-party software used to calculate its non-cash stock-based compensation expense. This programming error resulted in an understatement of stock-based compensation expense since fiscal 2007, impacting the timing of stock-based compensation over the vesting period of the awards during the relevant periods, but not the total stock-based compensation expense over the life of the awards. Specifically, in the three months ended September 30, 2009, the Company recorded a non-cash charge of $827 to net income related to an error in the calculation of stock-based compensation expense for fiscal years 2007, 2008 and 2009. As stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations for the three months ended September 30, 2009 or any prior fiscal periods.
3. Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2009 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2009. A summary of the Company’s significant accounting policies are disclosed below.

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
Revenue Recognition
The Company derives revenues from two primary sources, or elements: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these elements. The Company applies the provisions of Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, to all transactions to determine the recognition of revenue.
For sales arrangements involving multiple elements, the Company recognizes revenue using the residual method as described in ASC 985-605. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple-element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE.
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
The Company has analyzed all of the undelivered elements included in its multiple-element sales arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with ASC 985-605.
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
Net Income per Common Share
The Company calculates net income per share in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the vesting of restricted stock units. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$4,718	$4,729	$7,153	$8,206

Basic net income per common share:
Basic weighted average shares outstanding	41,869	42,314	41,758	42,493

Basic net income per common share	$0.11	$0.11	$0.17	$0.19

Diluted net income per common share:
Basic weighted average shares outstanding	41,869	42,314	41,758	42,493
Dilutive effect of stock options and restricted stock units	2,826	2,184	2,458	2,208

Diluted weighted average shares outstanding	44,695	44,498	44,216	44,701

Diluted net income per common share	$0.11	$0.11	$0.16	$0.18

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 784 and 2,732 for the three months ended September 30, 2009 and 2008, respectively, and 2,415 and 2,724 for the six months ended September 30, 2009 and 2008, respectively, because the effect would have been anti-dilutive.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 23% of total revenues in both the six months ended September 30, 2009 and 2008. Dell accounted for 33% and 30% of accounts receivable as of September 30, 2009 and March 31, 2009, respectively. Sales through the Company’s distribution agreement with Alternative Technologies, Inc. totaled 25% and 20% of total revenues for the six months ended September 30, 2009 and 2008, respectively. Alternative Technologies, Inc. accounted for approximately 28% and 22% of total accounts receivable as of September 30, 2009 and March 31, 2009, respectively.
Sales to the U.S. Federal Government total approximately 11% and 9% of total revenue for the six months ended September 30, 2009 and 2008, respectively.
Fair Value of Financial Instruments
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments.
ASC 820 describes the following three levels of inputs that may be used to measure fair value:
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
In accordance with ASC 820, included within the Company’s cash and cash equivalents are money market funds of $112,156 as of September 30, 2009 and $91,404 as of March 31, 2009, that are classified as Level 1 financial assets.
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
Deferred revenue consists of the following:

	September 30, 2009	March 31, 2009
Current:
Deferred software revenue	$120	$49
Deferred services revenue	70,024	61,307

	$70,144	$61,356

Non-current:
Deferred services revenue	$8,488	$7,760

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. The Company has elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the six months ended September 30, 2009 and 2008, the Company includes $959 and $727, respectively, as a financing cash inflow.
Share Repurchases
The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. The Company did not repurchase any of its common stock during the six months ended September 30, 2009.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
Foreign Currency Translation
The functional currencies of the Company’s foreign operations are deemed to be the local country’s currency. In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, the assets and liabilities of the Company’s international subsidiaries are translated at their respective period-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in Other Comprehensive Loss and are reflected as a separate component of Stockholders’ Equity.
Foreign currency transaction gains and losses are recorded in “general and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $50 and $576 in the three and six months ended September 30, 2009, respectively, and net foreign currency transaction gains of $204 and $135 in the three and six months ended September 30, 2008, respectively. The net foreign currency transaction gains and losses recorded in “general and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is approximately one month. As of September 30, 2009 and March 31, 2009, the Company did not have any forward contracts outstanding. In the six months ended September 30, 2009, the Company recorded a $17 realized loss in general and administrative expenses related to the settlement of a forward exchange contract. In the three and six months ended September 30, 2008, the Company recorded a $318 realized loss in general and administrative expenses related to the settlement of a forward exchange contract. In the future, the Company may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Comprehensive Income
The Company applies the provisions of Accounting Standards Codification (“ASC”) 220, Comprehensive Income. Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three and six months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$4,718	$4,729	$7,153	$8,206
Foreign currency translation adjustment	(98)	412	(205)	283

Total comprehensive income	$4,620	$5,141	$6,948	$8,489

Subsequent Events
Accounting Standards Codification (“ASC”) 855, Subsequent Events” establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events through October 30, 2009 which is the date the accompanying Form 10-Q was issued.
Impact of Recently Issued Accounting Standards
In April 2009, the FASB issued guidance to update Accounting Standards Codification (“ASC”) 820-10-50 regarding interim disclosures about fair value of financial instruments. ASC 820-10-50 requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of the Company’s financial instruments and their related carrying value that are currently found in the Company’s Annual Report on Form 10-K will now be required in the Company’s quarterly reports on Form 10-Q. The provisions contained in ASC 820-10-50 is effective for interim and fiscal periods ending after June 15, 2009. The Company adopted such provisions in the quarter ending June 30, 2009 and includes the required disclosures in Footnote 3.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605-25 regarding revenue arrangements with multiple deliverables. These updates addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. These updates are effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company does not expect the adoption of ASU 2009-13 to have an impact on its consolidated results of operations, financial condition or cash flows.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14, “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-14 amends the scope of Accounting Standards Codification (“ASC”) 985-605 to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of ASU 2009-14 to have an impact on its consolidated results of operations, financial condition or cash flows.
4. Credit Facility
In July 2008, the Company entered into a credit facility in which the Company could have borrowed up to $40,000 over the initial 12 months of the credit facility. Borrowings under the facility were available to repurchase the Company’s common stock under its share repurchase program and to provide for working capital and general corporate purposes. The credit facility expired on July 9, 2009 because no amounts were borrowed during the initial 12 months of the credit facility.
On July 9, 2009, the Company entered into an amended and restated credit facility in which the Company can borrow up to $30,000 over a three year period. Borrowings under the amended and restated credit facility are available to repurchase the Company’s common stock under its share repurchase program and to provide for working capital and general corporate purposes. Repayment of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 9, 2012.
The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5% or the lender’s prime rate. As of September 30, 2009, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
5. Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of September 30, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
6. Capitalization
In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. As of September 30, 2009, the Company has repurchased approximately $40,242 under the share repurchase authorization. As a result, the Company may repurchase an additional $39,758 of its common stock under the current program through March 31, 2010.

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
7. Stock Plans
As of September 30, 2009, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At September 30, 2009, there were 543 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of September 30, 2009, approximately 1,810 shares were available for future issuance under the LTIP.
As of September 30, 2009, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. In the three months ended September 30, 2009, the Company granted a total of 53 stock options and 28 restricted stock units to members of the Company’s Board of Directors that vest over a one year period. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
The Company estimated the fair value of stock options granted using the Black-Scholes formula. The average expected life was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the six months ended September 30, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	41%	41%	41%-42%	41%
Weighted average expected volatility	41%	41%	41%	41%
Risk-free interest rates	2.51%-2.86%	2.79%-3.31%	2.30%-3.14%	2.79%-3.84%
Expected life (in years)	5.98	6.25	6.09	6.25
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of services revenue	$138	$63	$246	$126
Sales and marketing	2,168	1,225	3,616	2,399
Research and development	751	418	1,232	776
General and administrative	1,644	977	2,796	1,960

Stock-based compensation expense	$4,701	$2,683	$7,890	$5,261

The table above reflects the non-cash adjustment recorded to stock-based compensation expense in the three and six months ended September 30, 2009, which is discussed more fully above in Footnote 2. As of September 30, 2009, there was approximately $26,253 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.64 years. To the extent the actual forfeiture rate is different from what we have anticipated; stock-based compensation related to these awards will be different from our expectations.
The following summarizes the activity for the Company’s two stock incentive plans for the six months ended September 30, 2009:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2009	8,779	$9.30
Options granted	244	17.24
Options exercised	(353)	7.24
Options forfeited	(27)	16.07
Options expired	(22)	17.02

Outstanding as of September 30, 2009	8,621	$9.57	6.00	$96,394

Vested or expected to vest as of September 30, 2009	8,462	$9.47	5.93	$95,216

Exercisable as of September 30, 2009	5,723	$7.76	4.72	$74,363

The weighted average fair value of stock options granted was $7.67 and $7.58 during the three and six months ended September 30, 2009, respectively, and $7.18 and $6.10 during the three and six months ended September 30, 2008, respectively. The total intrinsic value of options exercised was $2,984 and $3,768 during the three and six months ended September 30, 2009, respectively, and $1,406 and $3,572 during the three and six months ended September 30, 2008, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
Restricted stock unit activity for the six months ended September 30, 2009 is as follows:

		Weighted
	Number of	Average Grant
Non-vested Restricted Stock Units	Awards	Date Fair Value

Non-vested as of March 31, 2009	992	$13.44
Awarded	110	17.17
Released	(100)	15.62
Forfeited	(39)	14.86

Non-vested as of September 30, 2009	963	$13.54

8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss (“NOL”) carry forwards, research and development tax credits (R&D credits), foreign tax credits, depreciation and amortization, deferred revenue and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. In addition, the Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. As of September 30, 2009, the Company does not maintain a valuation allowance against any of its deferred tax assets.
The provision for income taxes for the three and six months ended September 30, 2009 was $1,876 and $5,597, respectively, with effective tax rates of approximately 28% and 44%, respectively. In the three months ended September 30, 2009, the effective rate is lower than the expected federal statutory rate of 35% primarily due to the correction of prior period errors as discussed below of $587, tax return to accrual adjustments of $493 and research and foreign tax credits of $369, partially offset by state income taxes of $359, adjustments to tax reserves of $237 and permanent differences mainly in the United States of $226. In the six months ended September 30, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes of $595, permanent differences mainly in the United States of $393, the correction of prior period errors as discussed below of $328 and adjustments to tax reserves of $312, partially offset by research and foreign tax credits of $668 and tax return to accrual adjustments of $156.
In the three months ended June 30, 2009, the Company recorded non-cash tax expense of $915 related to estimated foreign tax credits associated with the Company’s Netherlands branch that were improperly recorded as deferred tax assets during the fiscal year ending March 31, 2008. In addition, the Company recorded a non-cash tax benefit of $587 in the second quarter of fiscal 2010 primarily related to a correction of its deferred tax assets resulting from the understatement of tax basis depreciation on its fixed assets in prior fiscal periods.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at March 31, 2009	$4,539
Additions for tax positions related to fiscal 2010	243
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	291

Balance at September 30, 2009	$5,073

All of the Company’s unrecognized tax benefits at September 30, 2009 of $5,073, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $5,073 and the related accrued interest and penalties of $1,375 in Other Liabilities on the Consolidated Balance Sheet at September 30, 2009. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the six months ended September 30, 2009, the Company recognized $69 of interest and penalties in the Consolidated Statement of Income.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2009. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand name. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set (which we refer to as our Common Technology Engine), to deliver Backup and Recovery, Archive, Replication, Resource Management and Search capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of September 30, 2009, we had licensed our software applications to approximately 11,000 registered customers.
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
We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 63% of our total software revenue for the six months ended September 30, 2009 and 72% of our total software revenue for fiscal 2009. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 7 and Simpana 8 software suites. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the foreseeable future.
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

Effect of Recent Market Conditions and Uncertain Economic Environment on our Business
During the second half of fiscal 2009, we began to experience the effects of worsening economic conditions and the significant disruptions in the financial and credit markets globally. We experienced order delays, lengthening sales cycles and slowing deployments worldwide, which resulted in a software revenue decrease in the second half of fiscal 2009 compared to the first half of fiscal 2009. While we expect the near term market conditions to remain challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities. We believe the need for organizations to protect, recover and maintain their data will require our current customers as well as new customers to continue to invest in their infrastructure. As a result, we intend to continue to prudently invest in our business, through continued product development as well as sales and marketing efforts. While our sales pipeline continues to be strong, the predictability of closure on those potential deals in the pipelines is uncertain. Therefore financial performance for fiscal 2010 is difficult to predict, including the predictability of the extent of any growth in revenue and net income.
Sources of Revenues
Our revenue is derived from the sale of licenses of our software applications and from the sale of our related services. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 49% of our total revenues for the six months ended September 30, 2009 and 53% in the six months ended September 30, 2008.
Software revenue generated through indirect distribution channels was approximately 83% of total software revenue in the six months ended September 30, 2009 and was approximately 84% of total software revenue in the six months ended September 30, 2008. Software revenue generated through direct distribution channels was approximately 17% of total software revenue in the six months ended September 30, 2009 and was approximately 16% of total software revenue in the six months ended September 30, 2008. The slight shift in software revenue growth generated through our direct sales force compared to our indirect distribution channels is primarily the result of higher growth rates in software revenue from our U.S. operations. Our U.S. operations generate a higher percentage of direct deals compared to our international operations which are almost exclusively transacted through indirect distribution channels. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 23% of our total revenues in both the six months ended September 30, 2009 and the six months ended September 30, 2008.
We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue may be generated through these arrangements. Sales through our original equipment manufacturer agreements accounted for 9% of our total revenues for the six months ended September 30, 2009 and 15% of our total revenues for the six months ended September 30, 2008.

In February 2007, we signed a wide-ranging distribution agreement with Alternative Technologies, Inc. (“ATI”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with ATI to include our U.S. federal government market. Pursuant to the distribution agreement, ATI’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. As a result, most of our North American resellers have been transitioned to ATI. We generated approximately 25% of our total revenue through ATI in the six months ended September 30, 2009 and approximately 20% of our total revenue through ATI in the six months ended September 30, 2008. If ATI were to discontinue or reduce the sales of our products or if our agreement with ATI was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace ATI, then it could have a material adverse effect on our future revenues.
In recent fiscal years, we have generated approximately 60% of our software revenue from our existing customer base and approximately 40% of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals. We expect the number of software transactions over $0.1 million to increase throughout fiscal 2010, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 46% of our total software revenue in the first half of fiscal 2010 and approximately 40% of our total software revenue for all of fiscal 2009.
Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 51% of our total revenues for the six months ended September 30, 2009 and 47% of our total revenues for the six months ended September 30, 2008. The gross margin of our services revenue was 75.5% for the six months ended September 30, 2009 and 74.8% in the six months ended September 30, 2008. The increase in the gross margin of our services revenue in fiscal 2010 compared to fiscal 2009 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 97.5% in the six months ended September 30, 2009 and 97.9% in the six months ended September 30, 2008. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
In both the three and six months ended September 30, 2009 sales outside the United States were approximately 35% of our total revenue. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the corresponding period of our prior fiscal year, our total revenues, cost of revenues and operating expenses from non-U.S. operations for the three months ended September 30, 2009 would have been higher by approximately $1.9 million, $0.2 million and $1.9 million, respectively. For the six months ended September 30, 2009, our total revenues, cost of revenues and operating expenses from non-U.S. operations would have been higher by approximately $5.5 million, $0.7 million and $5.0 million, respectively.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. In the three and six months ended September 30, 2009, we recognized net foreign currency transaction losses of $0.1 million and $0.6 million, respectively. In the three and six months ended September 30, 2008, we recognized net foreign currency transaction gains of $0.2 million and $0.1 million, respectively.
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

Revenue Recognition
We recognize revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition. Our revenue recognition policy is based on complex rules that require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software revenue) and which portions must be deferred and recognized in future periods (generally services revenue). We analyze various factors including, but not limited to, the sales of undelivered services when sold on a stand-alone basis, our pricing policies, the credit-worthiness of our customers and resellers, accounts receivable aging data and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.
Currently, we derive revenues from two primary sources, or elements: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these elements.
For sales arrangements involving multiple elements, we recognize revenue using the residual method as described in ASC 985-605. Under the residual method, we allocate and defer revenue for the undelivered elements based on relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple-element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective evidence (“VSOE”).
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

In summary, we have analyzed all of the undelivered elements included in our multiple-element sales arrangements and determined that we have VSOE of fair value to allocate revenues to services. Our analysis of the undelivered elements has provided us with results that are consistent with the estimates and assumptions used to determine the timing and amount of revenue recognized in our multiple-element sales arrangements. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method in accordance with ASC 985-605. We are not likely to materially change our pricing and discounting practices in the future.
Our sales arrangements generally do not include acceptance clauses. However, if an arrangement does include an acceptance clause, we defer the revenue for such an arrangement and recognize it upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.
Stock-Based Compensation
As of September 30, 2009, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with ASC 718.
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
The average expected life was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility for the six months ended September 30, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the three and six months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	41%	41%	41%-42%	41%
Weighted average expected volatility	41%	41%	41%	41%
Risk-free interest rates	2.51%-2.86%	2.79%-3.31%	2.30%-3.14%	2.79%-3.84%
Expected life (in years)	5.98	6.25	6.09	6.25
The weighted average fair value of stock options granted was $7.67 and $7.58 during the three and six months ended September 30, 2009, respectively, and $7.18 and $6.10 during the three and six months ended September 30, 2008, respectively. In addition, the weighted average fair value of restricted stock units awarded was $19.18 and $17.17 per share during the three and six months ended September 30, 2009, respectively, and $16.28 and $15.39 per share during the three and six months ended September 30, 2008, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of services revenue	$138	$63	$246	$126
Sales and marketing	2,168	1,225	3,616	2,399
Research and development	751	418	1,232	776
General and administrative	1,644	977	2,796	1,960

Stock-based compensation expense	$4,701	$2,683	$7,890	$5,261

The table above reflects the non-cash adjustment to stock-based compensation expense recorded in the three and six months ended September 30, 2009, which is discussed above in Footnote 2 to the Consolidated Financial Statements. As of September 30, 2009, there was approximately $26.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.64 years.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2009, we had deferred tax assets of approximately $44.2 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of September 30, 2009, we do not maintain a valuation allowance against any of our deferred tax assets.
We also account for uncertain tax positions in accordance with the provisions of ASC 740. As of September 30, 2009, we had unrecognized tax benefits of $5.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.1 million and the related accrued interest and penalties of $1.4 million are included in Other Liabilities on the Consolidated Balance Sheet.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2009. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2001 - Present
Software Development Costs
Research and development expenditures are charged to operations as incurred. Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by us between completion of the working model and the point at which the product is ready for general release are immaterial.
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Software	50%	56%	49%	53%
Services	50	44	51	47

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	12	11	12	12

Total cost of revenues	13%	12%	14%	13%

Gross margin	87%	88%	86%	87%
Three months ended September 30, 2009 compared to three months ended September 30, 2008
Revenues
Total revenues increased $3.3 million, or 5%, from $63.3 million in the three months ended September 30, 2008 to $66.7 million in the three months ended September 30, 2009.
Software Revenue.  Software revenue decreased $1.6 million, or 5%, from $35.2 million in the three months ended September 30, 2008 to $33.5 million in the three months ended September 30, 2009. Software revenue represented 50% of our total revenues in the three months ended September 30, 2009 compared to 56% in the three months ended September 30, 2008. The decrease in software revenue is primarily driven by lower software revenue derived from our international operations, which decreased 22% compared to the three months ended September 30, 2008. The decrease in software revenue from our foreign locations was partially offset by higher software revenue from our U.S. operations, which increased by 9% compared to the prior year quarter.

Software revenue derived from transactions greater than $0.1 million represented approximately 51% of our software revenue in the three months ended September 30, 2009 and approximately 52% of our software revenue in the three months ended September 30, 2008. As a result, software revenue from transactions greater than $0.1 million decreased by $1.3 million, or 7%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease is primarily due to a lower average dollar amount per transaction, partially offset by a 5% increase in the number of transactions of this type. Overall, the average dollar amount of such transactions was approximately $0.3 million in both the three months ended September 30, 2009 and 2008.
Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) decreased $1.5 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, while software revenue derived from our direct sales force decreased $0.1 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in software revenue generated through our indirect distribution channel is primarily due to the decrease in software revenue from our international operations, which is almost exclusively transacted through indirect distribution channels and discussed above. Overall, we believe growth in our software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy.  We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.
Services Revenue.  Services revenue increased $5.0 million, or 18%, from $28.2 million in the three months ended September 30, 2008 to $33.1 million in the three months ended September 30, 2009. Services revenue represented 50% of our total revenues in the three months ended September 30, 2009 compared to 44% in the three months ended September 30, 2008. The increase in services revenue is primarily due to a $4.4 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $1.2 million, or 16%, from $7.7 million in the three months ended September 30, 2008 to $9.0 million in the three months ended September 30, 2009. Total cost of revenues represented 13% of our total revenues in the three months ended September 30, 2009 compared to 12% in the three months ended September 30, 2008.
Cost of Software Revenue. Cost of software revenue increased $0.2 million, or 34%, from $0.6 million in the three months ended September 30, 2008 to $0.8 million in the three months ended September 30, 2009. Cost of software revenue represented 3% of our total software revenue in the three months ended September 30, 2009 compared to 2% in the three months ended September 30, 2008. The increase in cost of software revenue is primarily due to higher distribution and third-party media costs related to our Simpana 8 software suite.
Cost of Services Revenue.  Cost of services revenue increased $1.0 million, or 14%, from $7.1 million in the three months ended September 30, 2008 to $8.1 million in the three months ended September 30, 2009. Cost of services revenue represented 25% of our services revenue in both the three months ended September 30, 2009 and 2008. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $0.7 million as well as a $0.2 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses
Sales and Marketing.  Sales and marketing expenses increased $2.3 million, or 7%, from $32.3 million in the three months ended September 30, 2008 to $34.6 million in the three months ended September 30, 2009. The increase is primarily due to a $1.7 million increase in employee compensation and related expenses mainly attributable the expansion of our sales force from the prior year. In addition, the increase in sales and marketing expense also includes $0.9 million in higher stock-based compensation expense. These increases to sales and marketing expenses were partially offset by a $0.4 million decrease in recruiting expenses. Sales and marketing expenses as a percentage of total revenues was 52% in the three months ended September 30, 2009, compared to 51% in the three months ended September 30, 2008.
Research and Development.  Research and development expenses increased $0.4 million, or 6%, from $7.8 million in the three months ended September 30, 2008 to $8.2 million in the three months ended September 30, 2009. The increase is primarily due to $0.3 million of higher employee compensation resulting from expansion of our engineering group. Research and development expenses were flat at 12% of total revenues in both the three months ended September 30, 2009 and September 30, 2008. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.  General and administrative expenses increased $0.6 million, or 9%, from $6.9 million in the three months ended September 30, 2008 to $7.5 million in the three months ended September 30, 2009. The increase in general and administrative expenses is primarily due to $0.7 million of higher stock-based compensation expense, partially offset by lower accounting, compliance, legal and travel costs totaling $0.2 million. In addition, general and administrative expenses for the three months ended September 30, 2009 includes approximately $0.1 million of net foreign currency transaction losses compared to approximately $0.2 million of net foreign currency transaction gains recognized in general and administrative expenses during the three months ended September 30, 2008. General and administrative expenses as a percentage of total revenues were flat at 11% in both the three months ended September 30, 2009 and September 30, 2008.
Depreciation and Amortization.  Depreciation expense was $0.9 million in both the three months ended September 30, 2009 and in the three months ended September 30, 2008.
Interest Income
Interest income decreased $0.5 million, from $0.6 million in the three months ended September 30, 2008 to $0.1 million in the three months ended September 30, 2009. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax Expense
Income tax expense was $1.9 million in the three months ended September 30, 2009 compared to $3.5 million in the three months ended September 30, 2008. The effective tax rate in the three months ended September 30, 2009 was 28% as compared to 43% in the three months ended September 30, 2008. The effective rate in the three months ended September 30, 2009 is lower than the expected federal statutory rate of 35% primarily due to the correction of prior period errors as discussed below of $0.6 million, tax return to accrual adjustments of $0.5 million, and research and foreign tax credits of $0.4 million, partially offset by state income taxes of $0.4 million, adjustments to tax reserves of $0.2 million and permanent differences mainly in the United States of $0.2 million.
During the quarter ended September 30, 2009, we recorded a non-cash tax benefit of $0.6 million in the second quarter of fiscal 2010. This benefit is primarily related to a correction of our deferred tax assets resulting from the understatement of tax basis depreciation on our fixed assets in prior fiscal periods.

The effective rate in the three months ended September 30, 2008 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States.
Six Months ended September 30, 2009 compared to six months ended September 30, 2008
Revenues
Total revenues increased $8.6 million, or 7%, from $118.3 million in the six months ended September 30, 2008 to $126.9 million in the six months ended September 30, 2009.
Software Revenue.  Software revenue decreased $0.2 million, or less than 1%, from $62.9 million in the six months ended September 30, 2008 to $62.6 million in the six months ended September 30, 2009. Software revenue represented 49% of our total revenues in the six months ended September 30, 2009 compared to 53% in the six months ended September 30, 2008. The decrease in software revenue is primarily driven by lower software revenue derived from our international operations, which decreased 20% compared to the six months ended September 30, 2008. The decrease in software revenue from our foreign locations was mostly offset by higher software revenue from our U.S. operations, which increased by 16% compared to the six months ended September 30, 2008.
Software revenue derived from transactions greater than $0.1 million represented approximately 46% of our software revenue in the six months ended September 30, 2009 and approximately 42% of our software revenue in the six months ended September 30, 2008. As a result, software revenue from transactions greater than $0.1 million increased by $2.4 million, or 9%, in the six months ended September 30, 2009 compared to the six months ended September 30, 2008. This increase is primarily due to a 17% increase in the number of transactions of this type. The average dollar amount of such transactions was approximately $0.2 million in the six months ended September 30, 2009 compared to $0.3 million in the six months ended September 30, 2008.
Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) decreased $1.1 million in the six months ended September 30, 2009 compared to the six months ended September 30, 2008, while software revenue derived from our direct sales force increased $0.9 million in the six months ended September 30, 2009 compared to the six months ended September 30, 2008. The shift in software revenue growth generated through our direct sales force compared to our indirect distribution channels is primarily the result of higher growth rates in software revenue from our U.S. operations. Our U.S. operations generate a higher percentage of direct deals compared to our international operations, which are almost exclusively transacted through indirect distribution channels. Overall, we believe growth in our software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy.  We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.
Services Revenue.  Services revenue increased $8.8 million, or 16%, from $55.5 million in the six months ended September 30, 2008 to $64.3 million in the six months ended September 30, 2009. Services revenue represented 51% of our total revenues in the six months ended September 30, 2009 compared to 47% in the six months ended September 30, 2008. The increase in services revenue is primarily due to an $8.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $2.0 million, or 13%, from $15.3 million in the six months ended September 30, 2008 to $17.3 million in the six months ended September 30, 2009. Total cost of revenues represented 14% of our total revenues in the six months ended September 30, 2009 compared to 13% in the six months ended September 30, 2008.
Cost of Software Revenue.  Cost of software revenue increased approximately $0.3 million, or 19%, from $1.3 million in the six months ended September 30, 2008 to $1.6 million in the six months ended September 30, 2009. Cost of software revenue represented 3% of our total software revenue in the six months ended September 30, 2009 compared to 2% in the six months ended September 30, 2008. The increase in cost of software revenue is primarily due to higher distribution and third-party media costs related to our Simpana 8 software suite.

Cost of Services Revenue.  Cost of services revenue increased $1.7 million, or 12%, from $14.0 million in the six months ended September 30, 2008 to $15.7 million in the six months ended September 30, 2009. Cost of services revenue represented 24% of our services revenue in the six months ended September 30, 2009 compared to 25% in the six months ended September 30, 2008. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $0.9 million as well as a $0.6 million increase in third-party outsourcing costs to facilitate our services revenue growth.
Operating Expenses
Sales and Marketing.  Sales and marketing expenses increased $5.1 million, or 9%, from $59.9 million in the six months ended September 30, 2008 to $65.0 million in the six months ended September 30, 2009. The increase is primarily due to a $4.7 million increase in employee compensation and related expenses mainly attributable the expansion of our sales force from the prior year and a $1.2 million increase in stock-based compensation expense. These increases to sales and marketing expenses were partially offset by a $0.5 million decrease in advertising and marketing related expenses and a $0.7 million decrease in recruiting expenses. Sales and marketing expenses as a percentage of total revenues were flat at approximately 51% in both the six months ended September 30, 2009 and September 30, 2008.
Research and Development.  Research and development expenses increased $0.6 million, or 4%, from $15.2 million in the six months ended September 30, 2008 to $15.8 million in the six months ended September 30, 2009. The increase is primarily due to $0.6 million of higher employee compensation resulting from the expansion of our engineering group and higher stock-based compensation expense of $0.5 million, partially offset by a $0.2 million decrease in recruiting expenses. Research and development expenses decreased as a percentage of total revenues to 12% in the six months ended September 30, 2009 from 13% in the six months ended September 30, 2008. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.  General and administrative expenses increased $0.5 million, or 4%, from $13.9 million in the six months ended September 30, 2008 to $14.4 million in the six months ended September 30, 2009. The increase is primarily due to an increase in stock-based compensation expense of $0.8 million and higher foreign currency transaction losses of $0.7 million. General and administrative expenses for the six months ended September 30, 2009 includes approximately $0.6 million of net foreign currency transaction losses compared to approximately $0.1 million of net foreign currency transaction gains recognized in general and administrative expenses during the six months ended September 30, 2008. These increases were partially offset by lower legal fees of $0.4 million and a decrease in recruiting, telephone and travel and related expenses totaling $0.6 million. General and administrative expenses decreased as a percentage of total revenues to 11% in the six months ended September 30, 2009 from 12% in the six months ended September 30, 2008 as we continue to leverage our corporate functions.
Depreciation and Amortization.  Depreciation expense was $1.8 million in both the six months ended September 30, 2009 and in the six months ended September 30, 2008.
Interest Income
Interest income decreased $1.0 million, from $1.2 million in the six months ended September 30, 2008 to $0.2 million in the six months ended September 30, 2009. The decrease is primarily due to lower interest rates, partially offset by higher cash balances in our deposit accounts.
Income Tax Expense
Income tax expense was $5.6 million in the six months ended September 30, 2009 compared to $5.2 million in the six months ended September 30, 2008. The effective tax rate in the six months ended September 30, 2009 was 44% as compared to 39% in the six months ended September 30, 2008. In the six months ended September 30, 2008, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes of $0.6 million, permanent differences mainly in the United States of $0.4 million, the correction of prior period errors as discussed below of $0.3 million and adjustments to tax reserves of $0.3 million, partially offset by research and foreign tax credits of $0.7 million and tax return to accrual adjustments of $0.2 million.

During the six months ended September 30, 2009, we recorded non-cash tax expense of $0.9 million to write-off deferred tax assets related to estimated foreign tax credits associated with its Netherlands branch that were improperly recorded in fiscal 2008. In addition, we recorded a non-cash tax benefit of $0.6 million primarily related to a correction of our deferred tax assets resulting from the understatement of tax basis depreciation on its fixed assets in prior fiscal periods.
The effective rate in the six months ended September 30, 2008 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States.
Liquidity and Capital Resources
As of September 30, 2009, our cash and cash equivalents balance of $132.5 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
On July 9, 2009, the Company entered into an amended and restated credit facility in which the Company can borrow up to $30.0 million over a three year period. Borrowings under the facility are available to repurchase the Company’s common stock under its share repurchase program and to provide for working capital and general corporate purposes. Repayments of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 9, 2012. The credit facility also requires that certain financial covenants be met on a quarterly basis. The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5% or the lender’s prime rate. As of September 30, 2009, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
In January 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $40.0 million of our common stock. In July 2008, our Board of Directors authorized an additional $40.0 million increase to the existing share repurchase program. Under our share repurchase program, repurchased shares are constructively retired and returned to unissued status. As of September 30, 2009, we have repurchased approximately $40.2 million under the share repurchase authorization. As a result, we may repurchase an additional $39.8 million of our common stock under the current program through March 31, 2010.
Net cash provided by operating activities was $23.5 million in the six months ended September 30, 2009 and $28.2 million in the six months ended September 30, 2008. In the six months ended September 30, 2009, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, an increase in accrued expenses as well as an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base. These increases were partially offset by increases in accounts receivable due to higher revenues as well as higher prepaid expenses and other current assets. In the six months ended September 30, 2008, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, a decrease in accounts receivable as a result of strong collection efforts and an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances may grow as well.
Net cash used in investing activities was $1.8 million in the six months ended September 30, 2009 and $2.7 million in the six months ended September 30, 2008. Cash used in investing activities in each period was due to purchases of property and equipment related to the growth in our business as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash provided by (used in) financing activities was $3.5 million in the six months ended September 30, 2009 and ($14.6) million in the six months ended September 30, 2008. The cash provided by financing activities in the six months ended September 30, 2009 was primarily due to $2.6 million of proceeds from the exercise of stock options and $1.0 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in the six months ended September 30, 2008 was due to $17.4 million used to repurchase shares of our common stock under our repurchase program, partially offset by $2.1 million of proceeds from the exercise of stock options and $0.7 million of excess tax benefits recognized as a result of the stock option exercises.
Working capital increased $21.6 million from $84.6 million as of March 31, 2009 to $106.2 million as of September 30, 2009. The increase in working capital is primarily due to a $27.3 million increase in cash and cash equivalents and a $3.5 million increase in accounts receivable, partially offset by an $8.8 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period, cash received from the exercise of stock options and the increase in deferred revenue.
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
Off-Balance Sheet Arrangements
As of September 30, 2009, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards
In April 2009, the FASB issued guidance to update Accounting Standards Codification (“ASC”) 820-10-50 regarding interim disclosures about fair value of financial instruments. ASC 820-10-50 requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of our financial instruments and their related carrying value that are currently found in our Annual Report on Form 10-K will now be required in our quarterly reports on Form 10-Q. The provisions contained in ASC 820-10-50 is effective for interim and fiscal periods ending after June 15, 2009. We adopted such provisions in the quarter ending June 30, 2009 and includes the required disclosures in Footnote 3 in the Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605-25 regarding revenue arrangements with multiple deliverables. These updates addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. These updates are effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We do not expect the adoption of ASU 2009-13 to have an impact on our consolidated results of operations, financial condition or cash flows.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14, “Certain Revenue Arrangements That Include Software Elements.” ASU 2009-14 amends the scope of Accounting Standards Codification (“ASC”) 985-605 to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of ASU 2009-14 to have an impact on our consolidated results of operations, financial condition or cash flows.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of September 30, 2009, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
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
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 35% of our sales were outside the United States in the six months ended September 30, 2009 and approximately 39% were outside the United States in fiscal 2009. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $3.2 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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
Foreign currency transaction gains and losses are recorded in “general and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.6 million in the three and six months ended September 30, 2009, respectively, and net foreign currency transaction gains of $0.2 million and $0.1 million in the three and six months ended September 30, 2008, respectively. The net foreign currency transaction gains and losses recorded in “general and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The duration of forward contracts utilized for hedging our balance sheet exposure is approximately one month. As of September 30, 2009 and March 31, 2009, we did not have any forward contracts outstanding. In the six months ended September 30, 2009, we recorded a less than a $0.1 million loss in general and administrative expenses related to the settlement of a forward exchange contract. In the three and six months ended September 30, 2008, we recorded a $0.3 million loss in general and administrative expenses related to the settlement of a forward exchange contract. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock during the three months ended September 30, 2009. As of September 30, 2009, we have repurchased $40.2 million of common stock (2,853,305 shares) out of the $80.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $39.8 million of our common stock under the current program through March 31, 2010.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Securities Holders
On August 26, 2009, we held our fiscal 2009 Annual Meeting of Stockholders, at which our stockholders (i) elected three directors for a term to expire at the fiscal 2012 Annual Meeting of Stockholders and (ii) ratified the appointment of Ernst & Young LLP as our registered independent public accounting firm for the fiscal year ending March 31, 2010. The vote on such matters was as follows:
I. Election of Directors

	Total Vote for Each	Total Vote Withheld
Nominee	Nominee	From Each Nominee

N. Robert Hammer	23,050,387	14,222,758
Keith Geeslin	20,885,452	16,387,693
Gary B. Smith	22,970,971	14,302,174
There were no abstentions or broker non-votes. The terms of Messrs. Alan G. Bunte, Frank J. Fanzilli, Jr., Armando Geday, Daniel Pulver, F. Robert Kurimsky, and David F. Walker continued after the meeting.

II. Ratification of Appointment of Ernst & Young LLP as our independent registered public accounting firm was approved for the year ending March 31, 2010:

For	Against	Abstain
36,061,744	1,183,901	27,500
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

CommVault Systems, Inc.
Dated: October 30, 2009	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: October 30, 2009	By:	/s/ Louis F. Miceli
Louis F. Miceli
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

10.27	†	Addendum Twelve to the Software License Agreement, dated June 23, 2009, by and between Dell Global B.V. and CommVault Systems, Inc.

10.28	†	Addendum Thirteen to the Software License Agreement, dated July 31, 2009, by and between Dell Global B.V. and CommVault Systems, Inc.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.