Form 10-Q
period 2009-12-31
COMMVAULT SYSTEMS INC
filed 2010-02-05
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2009

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
Yes ☐      No ☑
As of January 29, 2010, there were 42,555,934 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	March 31,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$144,350	$105,205
Short-term investments	4,293	—
Trade accounts receivable, less allowance for doubtful accounts of $194 at December 31, 2009 and $193 at March 31, 2009	51,667	44,020
Prepaid expenses and other current assets	5,845	3,782
Deferred tax assets	12,317	13,144

Total current assets	218,472	166,151

Deferred tax assets	30,848	33,463
Property and equipment, net	6,093	6,282
Other assets	968	1,091

Total assets	$256,381	$206,987

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,440	$1,798
Accrued liabilities	20,736	18,407
Deferred revenue	74,662	61,356

Total current liabilities	96,838	81,561

Deferred revenue, less current portion	8,425	7,760
Other liabilities	7,308	6,377

Stockholders’ equity:
Preferred stock, $.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2009 and March 31, 2009	—	—
Common stock, $.01 par value: 250,000 shares authorized, 42,531 shares and 41,593 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	425	416
Additional paid-in capital	230,490	210,462
Accumulated deficit	(86,804)	(99,397)
Accumulated other comprehensive loss	(301)	(192)

Total stockholders’ equity	143,810	111,289

Total liabilities and stockholders’ equity	$256,381	$206,987

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Revenues:
Software	$35,223	$31,345	$97,844	$94,205
Services	35,468	28,706	99,743	84,177

Total revenues	70,691	60,051	197,587	178,382

Cost of revenues:
Software	724	531	2,313	1,869
Services	8,373	7,314	24,109	21,315

Total cost of revenues	9,097	7,845	26,422	23,184

Gross margin	61,594	52,206	171,165	155,198

Operating expenses:
Sales and marketing	35,256	31,690	100,216	91,556
Research and development	8,812	7,703	24,612	22,891
General and administrative	7,521	5,756	21,960	19,670
Depreciation and amortization	882	912	2,660	2,716

Income from operations	9,123	6,145	21,717	18,365

Interest expense	(32)	(30)	(78)	(57)
Interest income	91	322	293	1,519

Income before income taxes	9,182	6,437	21,932	19,827

Income tax expense	(3,742)	(2,554)	(9,339)	(7,738)

Net income	$5,440	$3,883	$12,593	$12,089

Net income per common share:
Basic	$0.13	$0.09	$0.30	$0.29

Diluted	$0.12	$0.09	$0.28	$0.27

Weighted average common shares outstanding:
Basic	42,270	41,436	41,929	42,139

Diluted	45,485	43,068	44,670	44,184

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulation
			Additional		Other
	Common Stock		Paid – In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of March 31, 2009	41,593	$416	$210,462	$(99,397)	$(192)	$111,289
Stock-based compensation			11,406			11,406
Tax benefits relating to share-based payments			2,631			2,631
Exercise of common stock options and vesting of restricted stock units	938	9	5,991			6,000
Net income				12,593		12,593
Foreign currency translation adjustment					(109)	(109)

Balance as of December 31, 2009	42,531	$425	$230,490	$(86,804)	$(301)	$143,810

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2009	2008

Cash flows from operating activities
Net income	$12,593	$12,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,745	2,796
Noncash stock-based compensation	11,406	8,135
Excess tax benefits from stock-based compensation	(2,669)	(589)
Deferred income taxes	2,792	2,931

Changes in operating assets and liabilities:
Accounts receivable	(5,062)	(679)
Prepaid expenses and other current assets	(1,981)	(1,230)
Other assets	195	(504)
Accounts payable	(445)	115
Accrued liabilities	4,735	2,669
Deferred revenue	10,225	10,502
Other liabilities	542	407

Net cash provided by operating activities	35,076	36,642

Cash flows from investing activities
Purchase of short-term investments	(4,293)	—
Purchase of property and equipment	(2,351)	(3,413)

Net cash used in investing activities	(6,644)	(3,413)

Cash flows from financing activities
Repurchase of common stock	—	(25,229)
Proceeds from the exercise of stock options	6,000	2,450
Excess tax benefits from stock-based compensation	2,669	589

Net cash provided by (used in) financing activities	8,669	(22,190)

Effects of exchange rate — changes in cash	2,044	(1,869)

Net increase in cash and cash equivalents	39,145	9,170
Cash and cash equivalents at beginning of period	105,205	91,661

Cash and cash equivalents at end of period	$144,350	$100,831

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
2. Basis of Presentation
The consolidated financial statements as of December 31, 2009 and for the three and nine months ended December 31, 2009 and 2008 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods, except as discussed below. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2009. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
During the first and second quarter of fiscal 2010, the Company identified and recorded certain non-cash prior period errors totaling a net expense amount of approximately $1,155. The Company has concluded that these errors are not material to any prior annual period or to the expected fiscal year 2010 financial position or results of operations. Specifically, the Company recorded non-cash tax expense of $915 in the first quarter of fiscal 2010 to write-off deferred tax assets related to estimated foreign tax credits associated with its Netherlands branch that were improperly recorded in fiscal 2008. In addition, the Company recorded a non-cash tax benefit of $587 in the second quarter of fiscal 2010. This benefit is primarily related to a correction of its deferred tax assets resulting from the understatement of tax basis depreciation on its fixed assets in prior fiscal periods. Also, in October 2009, the Company became aware of a programming error in the third-party software used to calculate its non-cash stock-based compensation expense. This programming error resulted in an understatement of stock-based compensation expense since fiscal 2007, impacting the timing of stock-based compensation over the vesting period of the awards during the relevant periods, but not the total stock-based compensation expense over the life of the awards. Specifically, in the second quarter of fiscal 2010, the Company recorded a non-cash charge of $827 to net income related to an error in the calculation of stock-based compensation expense for fiscal years 2007, 2008 and 2009. As stock-based compensation expense is a non-cash item, there is no impact to net cash provided by operations to any of the fiscal periods presented.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
3. Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2009 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2009. A summary of the Company’s significant accounting policies are disclosed below.
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
For sales arrangements involving multiple elements, the Company recognizes revenue using the residual method. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple-element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
The Company has analyzed all of the undelivered elements included in its multiple-element sales arrangements and determined that VSOE of fair value exists to allocate revenues to services. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net income	$5,440	$3,883	$12,593	$12,089

Basic net income per common share:
Basic weighted average shares outstanding	42,270	41,436	41,929	42,139

Basic net income per common share	$0.13	$0.09	$0.30	$0.29

Diluted net income per common share:
Basic weighted average shares outstanding	42,270	41,436	41,929	42,139
Dilutive effect of stock options and restricted stock units	3,215	1,632	2,741	2,045

Diluted weighted average shares outstanding	45,485	43,068	44,670	44,184

Diluted net income per common share	$0.12	$0.09	$0.28	$0.27

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 459 and 3,574 for the three months ended December 31, 2009 and 2008, respectively, and 803 and 2,924 for the nine months ended December 31, 2009 and 2008, respectively, because the effect would have been anti-dilutive.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 25% and 22% of total revenues for the nine months ended December 31, 2009 and 2008, respectively. Dell accounted for 31% and 30% of accounts receivable as of December 31, 2009 and March 31, 2009, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 24% and 20% of total revenues for the nine months ended December 31, 2009 and 2008, respectively. Arrow accounted for approximately 26% and 22% of total accounts receivable as of December 31, 2009 and March 31, 2009, respectively.
Sales to the U.S. Federal Government totaled approximately 10% and 8% of total revenue for the nine months ended December 31, 2009 and 2008, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2009, the Company’s cash and cash equivalents balance consisted primarily of money market funds.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. The Company considers all short-term investments to be available-for-sale securities. As of December 31, 2009, the Company’s short-term investments balance consisted of certificates of deposit. In the three and nine months ended December 31, 2009, there were no unrealized gains or losses recorded related to the Company’s short-term investments. As a result, the cost basis of the short-term investments is equal to the aggregate fair value.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009

Cash and cash equivalents:
Money market funds	$124,695	$91,404
Short-term investments:
Certificates of Deposit	4,293	—

Total	$128,988	$91,404

All of the Company’s financial instruments in the table above were classified and measured as Level I instruments.
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
Deferred revenue consists of the following:

	December 31, 2009	March 31, 2009
Current:
Deferred software revenue	$197	$49
Deferred services revenue	74,465	61,307

	$74,662	$61,356

Non-current:
Deferred services revenue	$8,425	$7,760

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the nine months ended December 31, 2009 and 2008, the Company includes $2,669 and $589, respectively, as a financing cash inflow.
Share Repurchases
The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. The Company did not repurchase any of its common stock during the nine months ended December 31, 2009.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $150 and $727 in the three and nine months ended December 31, 2009, respectively, and net foreign currency transaction gains of $998 and $1,133 in the three and nine months ended December 31, 2008, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is approximately one month. As of December 31, 2009 and March 31, 2009, the Company did not have any forward contracts outstanding. In the three and nine months ended December 31, 2009, the Company recorded net realized gains of $22 and $5, respectively, in general and administrative expenses related to the settlement of a forward exchange contracts. In the three and nine months ended December 31, 2008, the Company recorded net realized gains of $68 and net realized losses of $250, respectively, in general and administrative expenses related to the settlement of a forward exchange contracts. In the future, the Company may enter into additional foreign currency based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
Comprehensive Income
Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity. Comprehensive income for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net income	$5,440	$3,883	$12,593	$12,089
Foreign currency translation adjustment	96	435	(109)	718

Total comprehensive income	$5,536	$4,318	$12,484	$12,807

Subsequent Events
The Company performed an evaluation of subsequent events through February 5, 2010, the date the accompanying Form 10-Q was issued. Based on this review, no items other than disclosed in Footnote 9 were identified that require disclosure in the notes to the consolidated financial statements.
Impact of Recently Issued Accounting Standards
Fair Value Measurements
In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments. This new guidance requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of the Company’s financial instruments and their related carrying value that are currently found in the Company’s Annual Report on Form 10-K will now be required in the Company’s quarterly reports on Form 10-Q. The provisions contained in the new guidance are effective for interim and fiscal periods ending after June 15, 2009. The Company adopted such provisions in the quarter ending June 30, 2009 and includes the required disclosures within Footnote 3 above.
Revenue Recognition — Multiple Deliverable Revenue Arrangements
In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. These updates are effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company does not expect the adoption of this new guidance to have an impact on its consolidated results of operations, financial condition or cash flows.
Revenue Recognition — Certain Revenue Arrangements That Include Software Elements
In October 2009, the FASB issued new guidance was issued that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product’s essential functionality. This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of this new guidance to have an impact on its consolidated results of operations, financial condition or cash flows.

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
The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. As of December 31, 2009, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
5. Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of December 31, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
6. Capitalization
In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. As of December 31, 2009, the Company has repurchased approximately $40,242 under the share repurchase authorization. As a result, the Company may repurchase an additional $39,758 of its common stock under the current program through March 31, 2010.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
7. Stock Plans
As of December 31, 2009, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At December 31, 2009, there were 547 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of December 31, 2009, approximately 1,180 shares were available for future issuance under the LTIP.
As of December 31, 2009, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. During the nine months ended December 31, 2009, the Company granted a total of 53 stock options and 28 restricted stock units to members of the Company’s Board of Directors that vest over a one year period. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the three months ended December 31, 2008 and the nine months ended December 31, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	42%-45%	40%-44%	41%-45%	40%-44%
Weighted average expected volatility	42%	44%	42%	43%
Risk-free interest rates	2.63%-2.69%	1.77%-3.25%	2.30%-3.14%	1.77%-3.84%
Expected life (in years)	6.39	6.39	6.29	6.37

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of services revenue	$104	$69	$350	$195
Sales and marketing	1,554	1,371	5,170	3,770
Research and development	533	454	1,765	1,230
General and administrative	1,325	980	4,121	2,940

Stock-based compensation expense	$3,516	$2,874	$11,406	$8,135

The table above reflects the non-cash adjustment recorded to stock-based compensation expense in the three and nine months ended December 31, 2009, which is discussed more fully above in Footnote 3. As of December 31, 2009, there was approximately $30,745 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.75 years. To the extent the actual forfeiture rate is different from what we have anticipated; stock-based compensation related to these awards will be different from our expectations.
The following summarizes the activity for the Company’s two stock incentive plans for the nine months ended December 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2009	8,779	$9.30
Options granted	710	20.72
Options exercised	(780)	7.69
Options forfeited	(38)	15.55
Options expired	(21)	17.02

Outstanding as of December 31, 2009	8,650	$10.34	6.10	$115,579

Vested or expected to vest as of December 31, 2009	8,475	$10.18	6.01	$114,171

Exercisable as of December 31, 2009	5,563	$7.95	4.70	$87,614

The weighted average fair value of stock options granted was $10.27 and $9.35 during the three and nine months ended December 31, 2009, respectively, and $5.02 and $5.15 during the three and nine months ended December 31, 2008, respectively. The total intrinsic value of options exercised was $5,964 and $9,732 during the three and nine months ended December 31, 2009, respectively, and $227 and $3,799 during the three and nine months ended December 31, 2008, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted stock unit activity for the nine months ended December 31, 2009 is as follows:

		Weighted
	Number of	Average Grant
Non-vested Restricted Stock Units	Awards	Date Fair Value

Non-vested as of March 31, 2009	992	$13.44
Awarded	290	20.41
Released	(158)	15.11
Forfeited	(50)	14.62

Non-vested as of December 31, 2009	1,074	$15.00

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to net operating loss (“NOL”) carry forwards, research and development tax credits (R&D credits), foreign tax credits, depreciation and amortization, deferred revenue and stock-based compensation. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. In addition, the Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. As of December 31, 2009, the Company does not maintain a valuation allowance against any of its deferred tax assets.
The provision for income taxes for the three and nine months ended December 31, 2009 was $3,742 and $9,339, respectively, with effective tax rates of approximately 41% and 43%, respectively. In the three months ended December 31, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes of $433 and permanent differences mainly in the United States of $196, partially offset by research and foreign tax credits of $304. In the nine months ended December 31, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to due to state income taxes of $1,028, permanent differences mainly in the United States of $589, the correction of prior period errors as discussed below of $328 and adjustments to tax reserves of $348, partially offset by research and foreign tax credits of $972 and tax return to accrual adjustments of $156.
In the first quarter of fiscal 2010, the Company recorded non-cash tax expense of $915 related to estimated foreign tax credits associated with the Company’s Netherlands branch that were improperly recorded as deferred tax assets during the fiscal 2008. In addition, the Company recorded a non-cash tax benefit of $587 in the second quarter of fiscal 2010 primarily related to a correction of its deferred tax assets resulting from the understatement of tax basis depreciation on its fixed assets in prior fiscal periods.
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

Balance at March 31, 2009	$4,539
Additions for tax positions related to fiscal 2010	292
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	274

Balance at December 31, 2009	$5,105

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited
(In thousands, except per share data)
All of the Company’s unrecognized tax benefits at December 31, 2009 of $5,105, if recognized, would favorably affect the effective tax rate. The Company does not anticipate any material changes in the amount of unrecognized tax benefits within the next twelve months. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $5,105 and the related accrued interest and penalties of $1,405 in Other Liabilities on the Consolidated Balance Sheet at December 31, 2009. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the nine months ended December 31, 2009, the Company recognized $105 of interest and penalties in the Consolidated Statement of Income.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2009. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 – Present
New Jersey	2002 – Present
Foreign jurisdictions	2001 – Present
9. Subsequent Events
On January 27, 2010, the Company’s Board of Directors authorized a one year extension to the Company’s existing $80,000 share repurchase program that was scheduled to expire on March 31, 2010. As a result, the Company may repurchase the remaining $39,758 of its common stock until March 31, 2011.

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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand name. Our Simpana software is designed to work together seamlessly from the ground up, sharing a single code and common function set (which we refer to as our Common Technology Engine), to deliver Backup and Recovery, Archive, Replication, Resource Management and Search capabilities. With a single platform approach, Simpana is specifically designed to protect and manage data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of December 31, 2009, we had licensed our software applications to approximately 11,500 registered customers.
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
We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 63% of our total software revenue for the nine months ended December 31, 2009 and 72% of our total software revenue for fiscal 2009. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 7 and Simpana 8 software suites. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the foreseeable future.

More recently, the industry in which we currently operate is going through accelerating changes as the result of the introduction of new technologies such as cloud computing. We believe cloud computing, in its various forms, represents a major new long term trend in the way that applications are delivered, data is stored and information is retrieved. We believe as a result of our Simpana data and information management platform, that we are in a unique position to enhance and extend the value of our Simpana software suite by developing innovative, industry leading ways to manage data and information in the cloud. For example, on February 1, 2010 we announced the release of an integrated cloud storage connector for our Simpana software which will enable customers to move on-premises backup and archive data into, and out of, private and public cloud storage.
In addition to extending the Simpana platform into the cloud, we are continuing to pursue an aggressive product development program in data and information management including new innovations in: de-duplication, data movement, virtualization, archiving, eDiscovery, records management, governance and compliance. A material portion of our existing research and development expenses are utilized toward the development of such new technologies discussed above. While we are confident in our ability to meet these changing industry demands with Simpana 8 and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions to cloud computing or other technologies may not be widely adopted.
Given the nature of the industry in which we operate, our software applications are subject to obsolescence. As noted above, we continually develop and introduce updates to our existing software applications in order to keep pace with evolving industry technologies such as cloud computing. In addition, we must address evolving industry standards, changing customer requirements and competitive software applications that may render our existing software applications obsolete. For each of our software applications, we provide full support for the current generally available release and one prior release. When we declare a product release obsolete, a customer notice is delivered twelve months prior to the effective date of obsolescence announcing continuation of full product support for the first six months. We provide an additional six months of extended assistance support in which we only provide existing workarounds or fixes that do not require additional development activity. We do not have existing plans to make any of our software products permanently obsolete.
Effect of Recent Market Conditions and Uncertain Economic Environment on our Business
During the second half of fiscal 2009, we began to experience the effects of worsening economic conditions and the significant disruptions in the financial and credit markets globally. We experienced order delays, lengthening sales cycles and slowing deployments worldwide, which resulted in a software revenue decrease in the second half of fiscal 2009 compared to the first half of fiscal 2009. While we expect the near term market conditions to remain challenging, we continue to believe in our ability to execute our business plan in the near term and our longer term market opportunities. We believe the need for organizations to protect, recover and maintain their data will require our current customers as well as new customers to continue to invest in their infrastructure. As a result, we intend to continue to prudently invest in our business, through continued product development as well as sales and marketing efforts. While our sales pipeline continues to be strong, the predictability of closure on those potential deals in the pipelines is uncertain. Therefore, financial performance for the remainder of fiscal 2010 is difficult to predict, including the predictability of the extent of growth in revenue and net income.
Sources of Revenues
Our revenue is derived from the sale of licenses of our software applications and from the sale of our related services. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 50% of our total revenues for the nine months ended December 31, 2009 and 53% in the nine months ended December 31, 2008.

In recent fiscal years, we have generated approximately 60% of our software revenue from our existing customer base and approximately 40% of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) to increase throughout fiscal 2010 and fiscal 2011, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 45% of our total software revenue in the nine months ended December 31, 2009 and approximately 40% of our total software revenue for all of fiscal 2009.
Software revenue generated through indirect distribution channels was approximately 85% of total software revenue in the nine months ended December 31, 2009 and was approximately 81% of total software revenue in the nine months ended December 31, 2008. Software revenue generated through direct distribution channels was approximately 15% of total software revenue in the nine months ended December 31, 2009 and was approximately 19% of total software revenue in the nine months ended December 31, 2008. The shift in software revenue growth generated through our indirect distribution channels compared to our direct sales force is primarily the result of more enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed in more detail below. Sales through our agreements with Dell accounted for 25% of our total revenue in the nine months ended December 31, 2009 and approximately 22% of our total revenue through Dell in the nine months ended December 31, 2008.
We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue may be generated through these arrangements. Sales through our original equipment manufacturer agreements accounted for 9% of our total revenues for the nine months ended December 31, 2009 and 13% of our total revenues for the nine months ended December 31, 2008.
In February 2007, we signed a wide-ranging distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets. In July 2007, we amended our agreement with Arrow to include our U.S. Federal Government market. Pursuant to the distribution agreement, Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. As a result, most of our North American resellers have been transitioned to Arrow. We generated approximately 24% of our total revenue through Arrow in the nine months ended December 31, 2009 and approximately 20% of our total revenue through Arrow in the nine months ended December 31, 2008. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future revenues.

Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 50% of our total revenues for the nine months ended December 31, 2009 and 47% of our total revenues for the nine months ended December 31, 2008. The gross margin of our services revenue was 75.8% for the nine months ended December 31, 2009 and 74.7% in the nine months ended December 31, 2008. The increase in the gross margin of our services revenue in fiscal 2010 compared to fiscal 2009 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 97.6% in the nine months ended December 31, 2009 and 98.0% in the nine months ended December 31, 2008. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
In the three and nine months ended December 31, 2009 sales outside the United States were approximately 38% and 36%, respectively, of our total revenue. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding period of our prior fiscal year, our total revenues, cost of revenues and operating expenses from non-U.S. operations for the three months ended December 31, 2009 would have been lower by approximately $2.8 million, $0.3 million and $1.2 million, respectively. For the nine months ended December 31, 2009, our total revenues, cost of revenues and operating expenses from non-U.S. operations would have been higher by approximately $2.8 million, $0.4 million and $3.7 million, respectively.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. In the three and nine months ended December 31, 2009, we recognized net foreign currency transaction losses of $0.2 million and $0.7 million, respectively. In the three and nine months ended December 31, 2008, we recognized net foreign currency transaction gains of $1.0 million and $1.1 million, respectively.
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
For sales arrangements involving multiple elements, we recognize revenue using the residual method. Under the residual method, we allocate and defer revenue for the undelivered elements based on relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple-element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective evidence (“VSOE”).
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
In summary, we have analyzed all of the undelivered elements included in our multiple-element sales arrangements and determined that we have VSOE of fair value to allocate revenues to services. Our analysis of the undelivered elements has provided us with results that are consistent with the estimates and assumptions used to determine the timing and amount of revenue recognized in our multiple-element sales arrangements. Accordingly, assuming all basic revenue recognition criteria are met, software revenue is recognized upon delivery of the software license using the residual method. We are not likely to materially change our pricing and discounting practices in the future.
Our sales arrangements generally do not include acceptance clauses. However, if an arrangement does include an acceptance clause, we defer the revenue for such an arrangement and recognize it upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.
Stock-Based Compensation
As of December 31, 2009, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions, which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the estimated grant date fair value.
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
The average expected life was determined according to the “simplified” method, which is the mid-point between the vesting date and the end of the contractual term. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility for the three months ended December 31, 2008 and the nine months ended December 31, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.
The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	42%-45%	40%-44%	41%-45%	40%-44%
Weighted average expected volatility	42%	44%	42%	43%
Risk-free interest rates	2.63%-2.69%	1.77%-3.25%	2.30%-3.14%	1.77%-3.84%
Expected life (in years)	6.39	6.39	6.29	6.37
The weighted average fair value of stock options granted was $10.27 and $9.35 during the three and nine months ended December 31, 2009, respectively, and $5.02 and $5.15 during the three and nine months ended December 31, 2008, respectively. In addition, the weighted average fair value of restricted stock units awarded was $22.37 and $20.41 per share during the three and nine months ended December 31, 2009, respectively, and $10.97 and $11.96 per share during the three and nine months ended December 31, 2008, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of services revenue	$104	$69	$350	$195
Sales and marketing	1,554	1,371	5,170	3,770
Research and development	533	454	1,765	1,230
General and administrative	1,325	980	4,121	2,940

Stock-based compensation expense	$3,516	$2,874	$11,406	$8,135

The table above reflects the non-cash adjustment to stock-based compensation expense recorded in the three and nine months ended December 31, 2009, which is discussed above in Footnote 3 to the Consolidated Financial Statements. As of December 31, 2009, there was approximately $30.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.75 years.

Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2009, we had deferred tax assets of approximately $43.2 million, which were primarily related to federal, state and foreign net operating loss carryforwards and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2009, we do not maintain a valuation allowance against any of our deferred tax assets.
As of December 31, 2009, we had unrecognized tax benefits of $5.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. We do not anticipate any material changes in the amount of unrecognized tax benefits (exclusive of interest) within the next twelve months. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.1 million and the related accrued interest and penalties of $1.4 million are included in Other Liabilities on the Consolidated Balance Sheet.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2009. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Revenues:
Software	50%	52%	50%	53%
Services	50	48	50	47

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	12	12	12	12

Total cost of revenues	13%	13%	13%	13%

Gross margin	87%	87%	87%	87%
Three months ended December 31, 2009 compared to three months ended December 31, 2008
Revenues
Total revenues increased $10.6 million, or 18%, from $60.1 million in the three months ended December 31, 2008 to $70.7 million in the three months ended December 31, 2009.
Software Revenue. Software revenue increased $3.9 million, or 12%, from $31.3 million in the three months ended December 31, 2008 to $35.2 million in the three months ended December 31, 2009. Software revenue represented 50% of our total revenues in the three months ended December 31, 2009 compared to 52% in the three months ended December 31, 2008. The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $3.6 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. As a result, enterprise software transactions represented approximately 45% of our software revenue in the three months ended December 31, 2009 and approximately 39% of our software revenue in the three months ended December 31, 2008. The increase in enterprise software transactions is primarily due to a 33% increase in the number of transactions of this type. The average dollar amount of such transactions was $0.2 million in both the three months ended December 31, 2009 and 2008.
Software revenue derived from the United States increased 16% compared to the prior year quarter and software revenue derived from our international operations increased 7% compared to the prior year quarter. The growth in software revenue in our international locations is primarily due to increases in Australia, Canada and Mexico.
Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) increased $7.6 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008, while software revenue derived from our direct sales force decreased $3.7 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The increase in software revenue generated through our indirect distribution channel is primarily due to more enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels as more fully discussed above in the “Sources of Revenue” section. In addition, the increase in software revenue from our international operations contributed to the overall increase in software revenue generated through indirect distribution channels as our international software revenue is almost exclusively transacted through indirect distribution channels. Overall, we believe growth in our software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.

Services Revenue. Services revenue increased $6.8 million, or 24%, from $28.7 million in the three months ended December 31, 2008 to $35.5 million in the three months ended December 31, 2009. Services revenue represented 50% of our total revenues in the three months ended December 31, 2009 compared to 48% in the three months ended December 31, 2008. The increase in services revenue is primarily due to a $6.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $1.3 million, or 16%, from $7.8 million in the three months ended December 31, 2008 to $9.1 million in the three months ended December 31, 2009. Total cost of revenues represented 13% of our total revenues in both the three months ended December 31, 2009 and 2008.
Cost of Software Revenue. Cost of software revenue increased $0.2 million, or 36%, from $0.5 million in the three months ended December 31, 2008 to $0.7 million in the three months ended December 31, 2009. Cost of software revenue represented 2% of our total software revenue in both the three months ended December 31, 2009 and 2008. In both periods, the increase in cost of software revenue is primarily due to higher distribution and third-party media costs related to our Simpana 8 software suite.
Cost of Services Revenue. Cost of services revenue increased $1.1 million, or 14%, from $7.3 million in the three months ended December 31, 2008 to $8.4 million in the three months ended December 31, 2009. Cost of services revenue represented 24% of our services revenue in the three months ended December 31, 2009 compared to 25% in the three months ended December 31, 2008. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $0.5 million as well as a $0.4 million increase in third-party outsourcing costs to facilitate our services revenue growth.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $3.6 million, or 11%, from $31.7 million in the three months ended December 31, 2008 to $35.3 million in the three months ended December 31, 2009. The increase is primarily due to a $3.2 million increase in employee compensation and related expenses as a result of the expansion of our sales force from the prior year as well as higher commissions expense due to record software revenues. The increase in sales and marketing expenses also includes $0.3 million in higher travel and related expenses due to the expansion of our sales force and a $0.2 million increase in stock-based compensation expenses. Sales and marketing expenses decreased as a percentage of total revenues to 50% in the three months ended December 31, 2009, compared to 53% in the three months ended December 31, 2008.
Research and Development. Research and development expenses increased $1.1 million, or 14%, from $7.7 million in the three months ended December 31, 2008 to $8.8 million in the three months ended December 31, 2009. The increase is primarily due to $0.6 million of higher employee compensation resulting from expansion of our engineering group. Research and development expenses decreased as a percentage of total revenues to 12% in the three months ended December 31, 2009, compared to 13% in the three months ended December 31, 2008. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $1.8 million, or 31%, from $5.8 million in the three months ended December 31, 2008 to $7.5 million in the three months ended December 31, 2009. This increase is primarily due to higher foreign currency transaction losses of $1.2 million. General and administrative expenses for the three months ended December 31, 2009 includes approximately $0.2 million of net foreign currency transaction losses compared to approximately $1.0 million of net foreign currency transaction gains recognized in general and administrative expenses during the three months ended December 31, 2008. In addition, the increase in general and administrative expenses also includes $0.3 million of higher stock-based compensation expense as well as a $0.3 million increase in employee compensation and related expenses. General and administrative expenses as a percentage of total revenues were 11% in the three months ended December 31, 2009 as compared to 10% in the three months ended December 31, 2008.

Depreciation and Amortization. Depreciation expense was $0.9 million in both the three months ended December 31, 2009 and in the three months ended December 31, 2008.
Interest Income
Interest income decreased $0.2 million, from $0.3 million in the three months ended December 31, 2008 to $0.1 million in the three months ended December 31, 2009. The decrease is primarily due to lower interest rates, partially offset by higher balances in our cash and investment accounts.
Income Tax Expense
Income tax expense was $3.7 million in the three months ended December 31, 2009 compared to $2.6 million in the three months ended December 31, 2008. The effective tax rate in the three months ended December 31, 2009 was 41% as compared to 40% in the three months ended December 31, 2008. The effective rate in the three months ended December 31, 2009 is higher than the expected federal statutory rate of 35% primarily due to state income taxes of $0.4 million and permanent differences mainly in the United States of $0.2 million, partially offset by research and foreign tax credits of $0.3 million.
Nine Months ended December 31, 2009 compared to nine months ended December 31, 2008
Revenues
Total revenues increased $19.2 million, or 11%, from $178.4 million in the nine months ended December 31, 2008 to $197.6 million in the nine months ended December 31, 2009.
Software Revenue. Software revenue increased $3.6 million, or 4%, from $94.2 million in the nine months ended December 31, 2008 to $97.8 million in the nine months ended December 31, 2009. Software revenue represented 50% of our total revenues in the nine months ended December 31, 2009 compared to 53% in the nine months ended December 31, 2008. The increase in software revenue is primarily driven by higher software revenue derived from our U.S. operations, which increased 16% compared to the nine months ended December 31, 2008. The increase in software revenue from our U.S. operations was partially offset by lower software revenue from our foreign locations which decreased by 11% compared to the nine months ended December 31, 2008.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 45% of our software revenue in the nine months ended December 31, 2009 and approximately 41% of our software revenue in the nine months ended December 31, 2008. As a result, enterprise software transactions increased by $5.9 million, or 15%, in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. This increase was primarily driven by the strength from our U.S. operations as well as a 22% increase in the total number of transactions of this type. The average dollar amount of such transactions was approximately $0.2 million in the nine months ended December 31, 2009 compared to $0.3 million in the nine months ended December 31, 2008. The overall increase in enterprise software transactions was partially offset by a decrease in software transactions less than $0.1 million as a result of the lower software revenue from our foreign locations which is discussed above.
Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) increased $6.4 million in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008, while software revenue derived from our direct sales force decreased $2.8 million in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. The increase in software revenue generated through our indirect distribution channel is primarily due more enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels as more fully discussed above in the “Sources of Revenue” section. Overall, we believe growth in our software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.

Services Revenue. Services revenue increased $15.6 million, or 18%, from $84.2 million in the nine months ended December 31, 2008 to $99.7 million in the nine months ended December 31, 2009. Services revenue represented 50% of our total revenues in the nine months ended December 31, 2009 compared to 47% in the nine months ended December 31, 2008. The increase in services revenue is primarily due to a $14.4 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $3.2 million, or 14%, from $23.2 million in the nine months ended December 31, 2008 to $26.4 million in the nine months ended December 31, 2009. Total cost of revenues represented 13% of our total revenues in both the nine months ended December 31, 2009 and 2008.
Cost of Software Revenue. Cost of software revenue increased approximately $0.4 million, or 24%, from $1.9 million in the nine months ended December 31, 2008 to $2.3 million in the nine months ended December 31, 2009. Cost of software revenue represented 2% of our total software revenue in both the nine months ended December 31, 2009 and 2008. The increase in cost of software revenue is primarily due to higher distribution and third-party media costs related to our Simpana 8 software suite.
Cost of Services Revenue. Cost of services revenue increased $2.8 million, or 13%, from $21.3 million in the nine months ended December 31, 2008 to $24.1 million in the nine months ended December 31, 2009. Cost of services revenue represented 24% of our services revenue in the nine months ended December 31, 2009 compared to 25% in the nine months ended December 31, 2008. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $1.4 million as well as a $1.0 million increase in third-party outsourcing costs to facilitate our services revenue growth.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $8.7 million, or 9%, from $91.6 million in the nine months ended December 31, 2008 to $100.2 million in the nine months ended December 31, 2009. The increase is primarily due to a $7.9 million increase in employee compensation and related expenses mainly attributable the expansion of our sales force from the prior year and a $1.4 million increase in stock-based compensation expense. These increases to sales and marketing expenses were partially offset by a $0.8 million decrease in recruiting expenses. Sales and marketing expenses as a percentage of total revenues were flat at approximately 51% in both the nine months ended December 31, 2009 and December 31, 2008.
Research and Development. Research and development expenses increased $1.7 million, or 8%, from $22.9 million in the nine months ended December 31, 2008 to $24.6 million in the nine months ended December 31, 2009. The increase is primarily due to $1.2 million of higher employee compensation resulting from the expansion of our engineering group and higher stock-based compensation expense of $0.5 million. Research and development expenses as a percentage of total revenues decreased to 12% in the nine months ended December 31, 2009 from 13% in the nine months ended December 31, 2008. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $2.3 million, or 12%, from $19.7 million in the nine months ended December 31, 2008 to $22.0 million in the nine months ended December 31, 2009. This increase is primarily related to higher foreign currency transaction losses of $1.8 million. General and administrative expenses for the nine months ended December 31, 2009 includes approximately $0.7 million of net foreign currency transaction losses compared to approximately $1.1 million of net foreign currency transaction gains recognized in general and administrative expenses during the nine months ended December 31, 2008. In addition, the increase in general and administrative expenses also includes an increase in stock-based compensation expense of $1.2 million, partially offset by lower legal fees of $0.5 million and a decrease in recruiting, telephone and travel and related expenses totaling $0.5 million. General and administrative expenses as a percentage of total revenues were flat at 11% in both the nine months ended December 31, 2009 and 2008.

Depreciation and Amortization. Depreciation expense was $2.7 million in both the nine months ended December 31, 2009 and in the nine months ended December 31, 2008.
Interest Income
Interest income decreased $1.2 million, from $1.5 million in the nine months ended December 31, 2008 to $0.3 million in the nine months ended December 31, 2009. The decrease is primarily due to lower interest rates, partially offset by higher balances in our cash and investment accounts.
Income Tax Expense
Income tax expense was $9.3 million in the nine months ended December 31, 2009 compared to $7.7 million in the nine months ended December 31, 2008. The effective tax rate in the nine months ended December 31, 2009 was 43% as compared to 39% in the nine months ended December 31, 2008. In the nine months ended December 31, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes of $1.0 million, permanent differences mainly in the United States of $0.6 million, the correction of prior period errors as discussed below of $0.3 million and adjustments to tax reserves of $0.3 million, partially offset by research and foreign tax credits of $1.0 million and tax return to accrual adjustments of $0.2 million.
During the first quarter of fiscal 2010, we recorded non-cash tax expense of $0.9 million to write-off deferred tax assets related to estimated foreign tax credits associated with our Netherlands branch that were improperly recorded in fiscal 2008. In addition, during the second quarter of fiscal 2010, we recorded a non-cash tax benefit of $0.6 million primarily related to a correction of our deferred tax assets resulting from the understatement of tax basis depreciation on our fixed assets in prior fiscal periods.
The effective rate in the nine months ended December 31, 2008 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States, partially offset by foreign tax credits and research credits.
Liquidity and Capital Resources
As of December 31, 2009, our cash and cash equivalents balance of $144.4 million primarily consisted of money market funds. In addition, we have approximately $4.3 million of short-term investments invested in certificates of deposit at December 31, 2009. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
On July 9, 2009, we entered into an amended and restated credit facility in which we can borrow up to $30.0 million over a three year period. Borrowings under the facility are available to repurchase our common stock under our share repurchase program and to provide for working capital and general corporate purposes. Repayments of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 9, 2012. The credit facility also requires that certain financial covenants be met on a quarterly basis. The amended and restated credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at our option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. As of December 31, 2009, we were in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.

In January 2008, our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $40.0 million of our common stock. In July 2008, our Board of Directors authorized an additional $40.0 million increase to the existing stock repurchase program. On January 27, 2010, our Board of Directors authorized a one year extension to our existing $80.0 million stock repurchase program that was scheduled to expire on March 31, 2010. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. As of December 31, 2009, we have repurchased approximately $40.2 million, or 2.85 million shares, under our stock repurchase plan at an average purchase price of $14.10 per share. During the nine months ended December 31, 2009, we have not repurchased any of our common stock under our stock repurchase plan. As a result, we may repurchase the remaining $39.8 million of common stock through March 31, 2011.
The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. Under our stock repurchase program, we have bought back approximately 6.5% of the common stock that was outstanding at the time the stock repurchase program was announced. In addition, at the time we implemented our stock repurchase program in late fiscal 2008 we believed that our share price was undervalued and the best use for a portion of our cash balance was to repurchase some of our outstanding common stock. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.
Net cash provided by operating activities was $35.1 million in the nine months ended December 31, 2009 and $36.6 million in the nine months ended December 31, 2008. In the nine months ended December 31, 2009, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base. These increases were partially offset primarily by an increase in accounts receivable due to higher revenues. In the nine months ended December 31, 2008, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances may grow as well.
Net cash used in investing activities was $6.6 million in the nine months ended December 31, 2009 and $3.4 million in the nine months ended December 31, 2008. Cash used in investing activities in the nine months ended December 31, 2009 was due to the purchase of short-term investments of $4.3 million as well as the purchase of property and equipment of $2.4 million as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure. Cash used in investing activities in the nine months ended December 31, 2008 was due to the purchase of property and equipment.
Net cash provided by (used in) financing activities was $8.7 million in the nine months ended December 31, 2009 and ($22.2) million in the nine months ended December 31, 2008. The cash provided by financing activities in the nine months ended December 31, 2009 was primarily due to $6.0 million of proceeds from the exercise of stock options and $2.7 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in the nine months ended December 31, 2008 was due to $25.2 million used to repurchase shares of our common stock under our repurchase program, partially offset by $2.5 million of proceeds from the exercise of stock options and $0.6 million of excess tax benefits recognized as a result of the stock option exercises.
Working capital increased $37.0 million from $84.6 million as of March 31, 2009 to $121.6 million as of December 31, 2009. The increase in working capital is primarily due to a $39.1 million increase in cash and cash equivalents, a $7.6 million increase in accounts receivable and $4.3 million increase in short-term investments, partially offset by a $13.3 million increase in deferred revenue. The increase in cash and cash equivalents is primarily due to net income generated during the period, cash received from the exercise of stock options and the increase in deferred revenue.

We believe that our existing cash, cash equivalents, cash from operations and our $30.0 million credit facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential stock repurchases for at least the next 12 months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of December 31, 2009, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards
Fair Value Measurements
In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments. This new guidance requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of our financial instruments and their related carrying value that are currently found in our Annual Report on Form 10-K will now be required in our quarterly reports on Form 10-Q. The provisions contained in the new guidance are effective for interim and fiscal periods ending after June 15, 2009. We adopted such provisions in the quarter ending June 30, 2009 and include the required disclosures in Footnote 3 in the Consolidated Financial Statements.
Revenue Recognition — Multiple Deliverable Revenue Arrangements
In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. These updates are effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We do not expect the adoption of this new guidance to have an impact on our consolidated results of operations, financial condition or cash flows.
Revenue Recognition — Certain Revenue Arrangements That Include Software Elements
In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements by excluding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and instead have these types of transactions be accounted for under other accounting literature in order to determine whether the software and non-software components function together to deliver the product’s essential functionality. This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. We do not expect the adoption of this new guidance to have an impact on our consolidated results of operations, financial condition or cash flows.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2009, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
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
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 36% of our sales were outside the United States in the nine months ended December 31, 2009 and approximately 39% were outside the United States in fiscal 2009. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts. We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $3.2 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.2 million and $0.7 million in the three and nine months ended December 31, 2009, respectively, and net foreign currency transaction gains of $1.0 million and $1.1 million in the three and nine months ended December 31, 2008, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is approximately one month. As of December 31, 2009 and March 31, 2009, we did not have any forward contracts outstanding. In both the three and nine months ended December 31, 2009, we recorded less than a $0.1 million gain in each period in general and administrative expenses related to the settlement of a forward exchange contracts. In the three and nine months ended December 31, 2008, we recorded a $0.1 million gain and a $0.3 million loss, respectively, in general and administrative expenses related to the settlement of a forward exchange contracts. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock during the three months ended December 31, 2009. As of December 31, 2009, we have repurchased $40.2 million of common stock (2,853,305 shares) out of the $80.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $39.8 million of our common stock under the current program, which has been extended by the Board of Directors until March 31, 2011.
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

CommVault Systems, Inc.
Dated: February 5, 2010	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: February 5, 2010	By:	/s/ Louis F. Miceli
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