Form 10-K
period 2010-03-31
COMMVAULT SYSTEMS INC
filed 2010-05-18
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $811 million.
As of April 30, 2010, there were 43,167,135 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2010. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2010

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

PART I
Item 1. Business
Company Overview
CommVault is a leading provider of data and information management software applications and related services. CommVault was incorporated in 1996 as a Delaware corporation. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Simpana provides our customers with:
•	high-performance data protection, including backup and recovery;
•	data migration and archiving;
•	snapshot management and replication of data;
•	embedded deduplication;
•	e-discovery and compliance solutions;
•	enterprise-wide search capabilities; and
•	management and operational reports, remote services and troubleshooting tools.
Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.
Simpana enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets, including the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle and through sharing and better utilization of storage resources across the enterprise. Simpana also can provide our customers with reduced operating costs through a variety of features, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.
Simpana is built upon an innovative architecture and a single, underlying code base that consists of:
•	a policy engine that enables customers to set rules to automate the management of data;
•	a data movement engine that transports data using network communication protocols;
•	a cataloging engine that contains a global database describing the nature of all data, such as the users, applications and storage with which it is associated;
•	an indexing engine that systematically identifies and organizes all data, users and devices accessible to our software modules; and
•	a media management engine that controls, catalogs and moves data to the most efficient tier of storage including disk, tape, optical and cloud storage devices.

We refer to this single, unified code base underlying each of our Simpana applications as our Common Technology Platform. Each data and information management module within our Simpana platform is designed to be best-in-class and is fully integrated into our Common Technology Platform. Our single platform is unique and differentiates us from our competitors, some of whom address the market by offering multiple and disparate point products. We believe that the disparate and point product approach forces users to install and maintain separate products requiring their own infrastructure, training, maintenance and management which can result in a complex and costly environment for customers who are looking for solutions that will improve operations, minimize risk and reduce overall costs.
We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners primarily include Dell, Inc. (“Dell”), Hitachi Data Systems and Bull SAS (“Bull”). As of March 31, 2010, we had licensed our data and information management software to approximately 12,100 registered customers.
CommVault’s executive management team has led the growth of our business, including the development and release of all our software, since its introduction as Galaxy backup and recovery in February 2000. Under the guidance of our management team, we have sustained technical leadership with the introduction of new data and information management applications and have garnered numerous industry awards and recognition for our innovative solutions.
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
Industry Background
The driving forces for the growth of the data and information management software industry are the rapid growth of data; the need to reliably protect and quickly access that data; and the ability to effectively manage the emerging regulations around compliance and e-discovery.
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
In addition to rapid data growth, data storage has transitioned from being server-attached to becoming widely distributed across local and global networked storage systems. Data previously stored on primary disk and backed up on tape is increasingly being backed up, managed and stored on a broader array of storage tiers ranging from high-cost, high-performance disk systems to lower-cost, mid-range and low-end disk systems to tape libraries and more recently emerging cloud storage services. This transition has been driven by the growth of data, the pervasive use of distributed critical enterprise software applications, the decrease in disk cost and the demand for 24/7 business continuity.

The recent innovations in storage and networking technologies, coupled with the rapid growth of data, have caused information technology managers to redesign their data and storage infrastructures to deliver greater efficiency, broaden access to data and reduce costs. The result has been the wide adoption of virtualized environments coupled with larger and more complex networked data and storage solutions, such as storage area networks (“SANs”) and network-attached storage (“NAS”). We also believe cloud computing, in its various forms, will represent a major new long term industry trend in the way that applications are delivered, data is stored and information is retrieved.
We believe that these trends are increasing the demand for software applications that can simplify data and information management, provide secure and reliable access to all data across a broad spectrum of tiered storage and computing systems and seamlessly scale to accommodate growth, while reducing the total cost of ownership to the customer.
Our Software
We provide our customers with a single, scalable platform of data and information management software modules that are fully integrated into our Common Technology Platform. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single, browser-based interface. We provide our customers with high-performance data protection, including backup and recovery, data migration and archiving, snapshot management and replication of data, embedded deduplication, e-discovery and compliance solutions, enterprise-wide search capabilities, management and operational reports, remote services and troubleshooting tools.
Our software fully interoperates with a wide variety of operating systems, applications, network devices, protocols, storage arrays, storage formats and tiered storage infrastructures, providing our customers with the flexibility to purchase and deploy a combination of hardware and software from different vendors. As a result, our customers can purchase and use the optimal hardware and software for their needs, rather than being restricted to the offerings of a single vendor. Key benefits of our software and related services include:
•	Dynamic Management of Widely Distributed and Networked Data. Our software is specifically designed to optimize management of data on tiered storage and widely distributed data environments, including SAN and NAS. Our architecture enables the creation of policies that automate the movement of data based on business goals for availability, recoverability and disaster tolerance. User-defined policies determine the storage media on which data should reside based on its assigned value.
•	Single Platform Suite of Applications Built upon a Common Technology Platform. All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data and information management applications in our suite of software applications delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our unified suite or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.
•	Global Scalability and Seamless Centralized Data and information management. Our software is highly scalable, enabling our customers to keep pace with the growth of data and technologies deployed in their enterprises. We use the same underlying software architecture for large global enterprise, small and medium sized business and government agency deployments. We offer a centralized, browser-based management console from which policies automatically move data according to users’ needs for data access, availability and cost objectives. With Simpana, our customers can automate the discovery, management and monitoring of enterprise-wide storage resources and applications.
•	Global Deduplication. Our software brings a global approach to deduplication by integrating and embedding deduplication throughout a customer’s data infrastructure: from clients to disk to tape, across all data types, sources and platforms, and across all backup and archive data sets and storage tiers, including VMware and Microsoft Hyper-V virtualized environments. Our unique and flexible data and information management architecture ensures that deduplication capabilities scale with an organizations enterprise data growth with minimal footprint.
•	Cloud Computing. Our software provides seamless integration with certain trusted cloud storage providers and extends the unified data and information management capabilities of our Simpana software platform to the cloud. The combination of key partner offerings and our Simpana software suite reduces the complexity of moving and managing data in the cloud while also easing top business concerns regarding security, reliability and robust performance. Our integrated cloud storage connector enables customers to move on-premises backup and archive data into, and out of, private and public cloud storage.

•	State-of-the-Art Customer Support Services. We offer 24/7 global technical support. Our support operations center at our Oceanport, New Jersey headquarters is complemented by local support resources, including centers in Europe, Australia, India and China. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage networking infrastructures. Our customer support process includes the expertise of product development, field and customer support engineers. In addition, we incorporate into our software many self-diagnostic and troubleshooting capabilities and provide automated web-based support capabilities to our customers. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system.
•	Superior Professional Services. We are committed to providing high-value, superior professional services to our customers. Our Global Professional Services group provides complete business solutions that complement our software sales and improve the overall user experience. Our end-to-end services include assessment and design, implementation, post-deployment and training services. These services help our customers improve the protection, disaster recovery, availability, security and regulatory compliance of their global data assets while minimizing the overall cost and complexity of their data infrastructures.
•	Lower Total Cost of Ownership. Our software solutions built on our common architecture enable our customers to realize compelling total cost of ownership benefits, including reduced capital costs, operating expenses and support costs.
Simpana Software Modules
Simpana is comprised of five distinct data and information management software application modules. Simpana software modules share a common platform that provides back-end services and advanced capabilities, like encryption; deduplication; content indexing; policy-based automation; data classification; e-discovery and role-based security. Our technology is shared by all Simpana software modules and breaks through traditional data silos to allow a complete view of all managed data and enables shared servers, networks and devices. The following table summarizes the modules of our Simpana software:

Simpana Software
Application Modules	Functionality
Backup and Recovery	High-performance backup and restoration of enterprise data for file systems, applications, databases and virtual machine systems

Archive	Enterprise-wide compliance and e-discovery with solutions for email, collaboration, file system and NAS data

Enterprise-wide storage optimization for email and files reducing space on primary storage

Replication	Protection of critical applications and remote office data with snapshots and real-time replication

Storage Resource Management	Solutions to monitor storage utilization, data growth, operational costs and service-level attainment

Search	Web browser allows search, sort, select and retrieval of corporate files and information from online, archive, and backup data copies
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

Archive
CommVault Archive application module enables enterprise data archiving solutions, storage management solutions and e-discovery solutions for email, collaboration, file system and NAS data. With built-in tiered storage and multi-platform support including Microsoft Exchange servers, IBM Lotus systems, and Microsoft SharePoint data, comprehensive archive management is simplified. Active migration of NAS, e-mail and file system data reduces primary storage use, extending the life of storage systems and reducing the time required for data protection. Active archive of e-mail data preserves it for compliance and e-discovery purposes.
Replication
CommVault Replication application module helps meet service level agreements for protection and recovery by enabling the creation of secondary copies of production data quickly and efficiently, using a combination of host-based replication and snapshot technologies. These real time data replication copies can be immediately accessed for fast recovery, used to create multiple recovery points or to perform traditional backups without impacting server performance. Our Replication software reliably protects remote or branch office data and applications by enabling centralized or local backup and restore operations. In addition, our Replication software is designed to meet recovery point and recovery time objectives (RPO/RTO) without taking production systems offline by leveraging continuous capture byte-level replication to continuously protect data. Finally, our Replication software can eliminate exposure from site disaster, costly off-site tape storage and lower total cost of ownership by leveraging remote or virtual sites for disaster recovery.
Storage Resource Management
CommVault Storage Resource Management provides solutions to monitor and manage storage utilization, data growth, operational costs and service-level attainment. We provide two primary products under our Resource Management application module. We offer Storage Manager for resource, application and file system analysis of data residing on primary storage. Our Storage Manager software provides insight into data on primary storage through discovery, trending and analysis. Storage Manager’s value lies in its ability to improve storage utilization, identify assets and increase visibility into data growth. Secondly, we offer CommNet Service Manager for enterprise wide monitoring and analysis of primary storage utilization and secondary storage operations. Our CommNet software provides consolidated monitoring and analysis of CommVault managed data movement operations across one or more locations. CommNet’s value lies in its ability to monitor service-level attainment, optimize data and information management services, align data protection policies across storage tiers and minimize costs across the life cycle.
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

We have established a global customer support organization built specifically to handle our expanding customer base. We offer multiple levels of customer support that can be tailored to the customer’s response needs and business sensitivities. Our customer support services consist of:
•	Real-Time Support. Our support staff is available 24/7 by telephone to provide first response and manage the resolution of customer issues. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution. Our software design is also an important element in our comprehensive customer support, including “root cause” problem analysis, intelligent alerting and troubleshooting assistance. Our software is directly linked to our online support database allowing customers to analyze problems without engaging our technical support personnel.
•	Significant Network and Hardware Expertise. Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem, regardless of whether the issue is directly related to our products or to those of another vendor. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.
•	Global Operations. Our global customer support headquarters is located at our state-of-the-art technical support center in Oceanport, NJ. We also have established key support operations in Hyderabad, India, Oberhausen, Germany, Sydney, Australia and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Our cloud based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.
•	Enhanced Support Options. We offer several enhanced customer support services such as Business Critical Support (“BCS”), Remote Operations Management Service (“ROMS”) and Residency Services. Our BCS service is for customers with critical support needs and builds on our 24/7 real-time support deliverables and includes various levels of enhanced services to ensure dedicated support and customized reporting. Our ROMS services provide an innovative web-based integrated support automation system that provides customers with overnight, weekend and holiday monitoring. Through a user-friendly, intuitive web dashboard, users can access and track real-time alert, trend and storage usage reports anytime, anywhere. Our Residency Services offer customers staff-augmentation options to assist with the rapid expert deployment of the Simpana software suite.
We also provide a wide range of other professional services that include:
•	Assessment and Design Services. Our assessment and design services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment.
•	Implementation and Post-deployment Services. Our professional services team helps customers efficiently configure, install and deploy our Simpana suite based on specified business objectives. Our SystemCare Review Services group assists our customers with assessing the post-deployment operational performance of our Simpana suite.
•	Training Services. We provide global onsite training, offsite training and self-paced online alternatives for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials.

Strategic Relationships
An important element of our strategy is to establish relationships with third parties to assist us in developing, marketing, selling and implementing our software and services. We believe that strategic and technology-based relationships with industry leaders are fundamental to our success. We have forged numerous relationships with software application and hardware vendors to enhance our combined capabilities and to create the optimal combination of data and information management applications. This approach enhances our ability to expand our product offerings and customer base and to enter new markets. We have established the following types of strategic relationships:
Product and Technology Relationships. We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Dell, Hitachi Data Systems McAfee and Microsoft. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships. Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2010, we had approximately 675 reseller partners and systems integrators distributing our software worldwide.
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
Additionally, we have a distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial and U.S. Federal Government markets. Pursuant to the distribution agreement, Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience.
Customers
We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2010, we had licensed our software applications to approximately 12,100 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
Sales through our reseller agreement and original equipment manufacturer agreement with Dell accounted for approximately 24% of our total revenues for fiscal 2010 and 23% for fiscal 2009. Dell is an original equipment manufacturer and a reseller that purchases software from us for resale to its customers, but is not the end-user of our software. Sales generated through our distribution agreement with Arrow accounted for approximately 24% of our total revenue in fiscal 2010 and 21% in fiscal 2009. Sales to the U.S. Federal Government accounted for approximately 9% of our total revenues in fiscal 2010 and 8% in fiscal 2009.
Technology
Our Common Technology Platform serves as a major differentiator versus our competitors’ data and information management software products. Our Common Technology Platform’s unique indexing, cataloging, data movement, media management and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data and information management software applications. Additional options enable content search, data encryption and auditing features to support data discovery and compliance requirements. Each of these applications shares a common architecture consisting of three core components: intelligent agent software, data movement software and command and control software. These components may be installed on a single host server, or each may be distributed over many servers in a global network. Additionally, the modularity of our software provides deployment flexibility. The ability to share storage resources across multiple data and information management applications provides easier data and information management and lower total cost of ownership. We participate in industry standards groups and activities that we believe will have a direct bearing on the data and information management software market.

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
Sales and Marketing
We sell our data and information management software applications and related services to large global enterprises, small and medium sized businesses and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2010, we had 315 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia, Africa and Asia.
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
Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2010, we had 318 employees in our research and development group, of which 108 are located at our Hyderabad, India development center. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $33.4 million on research and development activities in fiscal 2010, $30.7 million in fiscal 2009 and $26.9 million in fiscal 2008.

Competition
The data storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We currently compete with other providers of data and information management software as well as large storage hardware manufacturers that have developed or acquired their own data and information management software products. These manufacturers have the resources and capabilities to develop their own data and information management software applications, and many have been making acquisitions and broadening their efforts to include broader data and information management and storage products. These manufacturers and/or our other current and potential competitors may establish cooperative relationships among themselves or with third parties, creating new competitors or alliances. Large operating system and application vendors, including Microsoft, have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause some features of our software applications to become redundant.
The following are our primary competitors in the data and information management software applications market, each of which has one or more products that compete with a part of or our entire software suite:
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
Our unique product architecture is one of the primary reasons why we compete so successfully. Where other competitive solutions in the market are based on multiple, disparate products, our modular offering is based on a single, unified, underlying code base resulting in favorable efficiencies in functionality, integration, scalability and support. Our focused approach to information management and our ability to respond to customer feedback also drives the functionality and features of our products, which we believe lead the industry in terms of performance and usability, as evidenced by numerous industry awards we have received in the past 12 months such as the 2009 Gartner’s ‘Magic Quadrant’ for Email Active Archiving; the 2009 Storage Magazine Product of the Year for Backup and Disaster Recovery Software and Services; a 2009 Microsoft Worldwide Partner Conference Award finalist in Advanced Infrastructure Solutions - Storage Solutions; the 2009 Bronze Windows IT Pro Community Choice Award; and the Gold Award in the Seventh Annual Law Technology News Awards in the eDiscovery Services Preservation category.
From a customer perspective, highly integrated products such as ours, which are based on a single, unified, underlying code base, are easier and less expensive to deploy, operate and manage. This, in turn, makes it significantly easier to scale our products over a customer’s entire IT environment. Supporting and enhancing our products is made more efficient due to this single, unified, underlying code base, unlike our competitors who are required to support and enhance multiple, disparate products, most of which are based on differing underlying software codes. Supporting multiple, disparate products places larger demands on our competitors’ internal human and operational capital. We believe our Simpana product, because of its unique architecture, creates a compelling functional, integration, scalability and support advantage. We continue to expand our worldwide sales infrastructure and increase our distribution throughout the Americas, Europe, Australia and Asia to meet the needs of our business.

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
Intellectual Property and Proprietary Rights
Our success and ability to compete depend on our continued development and protection of our proprietary software and other technologies. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions, to establish and protect our intellectual property rights. We provide our software to customers pursuant to license agreements that impose restrictions on use. These license agreements are primarily in the form of shrink-wrap or click-wrap licenses, which are not negotiated with or signed by our end-user customers. These measures may afford only limited protection of our intellectual property and proprietary rights associated with our software. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our software, technology or business plans.
As of March 31, 2010, we had 69 issued patents and 168 pending patent applications in the United States, as well as 41 issued patents in foreign countries and 76 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
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
We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We also currently resell certain other software from Microsoft, including Windows Pre-installation Environment software, used in conjunction with our software applications, pursuant to an agreement with Microsoft that expires March 31, 2011. We have entered into and expect to enter into agreements with additional third parties to license their technology for use with our software applications.
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
In the United States, we own federal registrations for or have common law trademark rights in the following marks: CommVault, CommVault and logo, the “CV” logo, CommVault Systems, Solving Forward, SIM, Singular Information Management, Simpana, CommVault Galaxy, Unified Data Management, QiNetix, Quick Recovery, QR, CommNet, Farline, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, Recovery Director, CommServe, CommCell, SnapProtect, ROMS and CommValue. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.

Employees
As of March 31, 2010, we had 1,154 employees worldwide, including 315 in sales and marketing, 318 in research and development, 130 in general and administration and 391 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 15, 2010:

Name	Age	Position
N. Robert Hammer	68	Chairman, President and Chief Executive Officer
Alan G. Bunte	56	Executive Vice President and Chief Operating Officer
Louis F. Miceli	60	Vice President and Chief Financial Officer
Ron Miiller	43	Vice President of Sales, Americas
Steven Rose	52	Vice President, EMEA & ASEAN
David West	44	Vice President, Marketing and Business Development
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
Louis F. Miceli has served as our Vice President and Chief Financial Officer since April 1997 and has over 30 years of experience in various finance capacities for several high-technology companies. Prior to joining our company, Mr. Miceli served as chief financial officer of University Hospital, part of the University of Medicine and Dentistry of New Jersey (UMDNJ), from 1994 until 1997 and as the corporate controller of UMDNJ from 1992 until 1994. Prior to joining UMDNJ, Mr. Miceli served as the chief financial officer of Syntrex, Inc., a word processing software and hardware manufacturer, from 1985 until 1992, and as its controller from 1980 until 1985. Mr. Miceli began his career as a staff auditor at Ernst & Ernst LLP (currently Ernst &Young LLP), where he served five years. Mr. Miceli obtained his bachelor’s degree, cum laude, in accounting from Seton Hall University and is a certified public accountant in the State of New Jersey.
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
As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. The global economic conditions have been volatile in recent fiscal years and have resulted in slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. We believe that our sales and results of operations were impacted by these economic factors. These factors make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In addition, these factors could cause customers to slow or defer spending on our software and services products, which would delay and lengthen sales cycles and negatively affect our results of operations. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery on either a worldwide basis or in our industry.
Our industry is intensely competitive, and most of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases than we do, which could enable them to compete more effectively than we do.
The data and information management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include CA, Inc., EMC, Hewlett-Packard, IBM and Symantec Corporation.
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

It is also costly and time-consuming to change data and information management systems. Most of our new customers have installed data and information management software, which gives an incumbent competitor an advantage in retaining a customer because it already understands the network infrastructure, user demands and information technology needs of the customer, and also because some customers are reluctant to change vendors.
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
New competitors entering our markets can have a negative impact on our competitive positioning. In addition, we expect to encounter new competitors as we enter new markets. Furthermore, many of our existing competitors are broadening their operating systems platform coverage. We also expect increased competition from original equipment manufacturers, including those we partner with, and from systems and network management companies, especially those that have historically focused on the mainframe computer market and have been making acquisitions and broadening their efforts to include data and information management and storage products. We expect that competition will increase as a result of future software industry consolidation. Increased competition could harm our business by causing, among other things, price reductions of our products, reduced profitability and loss of market share.
We may not be able to respond to rapid technological changes with new software applications and services offerings, which could have a material adverse effect on our sales and profitability.
The markets for our software applications are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of software applications embodying new technologies and the emergence of new industry standards could make our existing and future software applications obsolete and unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software applications, and they may become obsolete before we receive the amount of revenues that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share in the data and information management software market could be materially adversely affected.
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
In addition, we have a distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial and U.S. Federal Government markets. Pursuant to the distribution agreement, Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to Arrow. Sales through our distribution agreement with Arrow accounted for approximately 24% of our total revenues for fiscal 2010 and approximately 21% for fiscal 2009. Arrow accounted for a total of approximately 30% of our accounts receivable balance as of March 31, 2010 as a result of our reseller agreement. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future revenues.
Sales through Dell as a result of our reseller agreement and as well as our original equipment manufacturer agreement, which is discussed below, accounted for approximately 24% of total revenues for fiscal 2010 and approximately 23% of total revenues for fiscal 2009. Dell also accounted for a total of approximately 27% of our accounts receivable balance as of March 31, 2010. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.
Our original equipment manufacturer agreements are primarily with Dell and Hitachi Data Systems. Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, would have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 10% of our total revenues for fiscal 2010 and 12% for fiscal 2009.
In periods of worsening economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.
Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. During the recent economic downturn, certain of our customers and resellers have faced or may face liquidity concerns which could result in our customers or resellers not to be able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses to date, there can be no assurance such procedures will continue to effectively limit our credit risk and avoid future losses.

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
We cannot predict our future revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:
•	the unpredictability of the timing and magnitude of orders for our software applications, particularly software transactions greater than $100,000 — in recent fiscal years, a majority of our quarterly revenues was earned and recorded near the end of each quarter;
•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;
•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;
•	the ability of our original equipment manufacturers and resellers to meet their sales objectives;
•	market acceptance of our new applications and enhancements;
•	our ability to control expenses;
•	changes in our pricing and distribution terms or those of our competitors; and
•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates.
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

We depend on growth in the data and information management software market, and lack of growth or contraction in this market or could have a material adverse effect on our sales and financial condition.
Demand for data and information management software is linked to growth in the amount of data generated and stored, demand for data retention and management (whether as a result of regulatory requirements or otherwise) and demand for and adoption of new storage devices and networking technologies. Because our software applications are concentrated within the data and information management software market, if the demand for storage devices, storage software applications, storage capacity or storage networking devices declines, our sales, profitability and financial condition would be materially adversely affected. Segments of the computer and software industry have in the past experienced significant economic downturns. The occurrence of any of these factors in the data and information management software market could materially adversely affect our sales, profitability and financial condition.
Furthermore, the data and information management software market is dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations adopting data and information management software for their computing environments. The market for data and information management software may not continue to grow at historic rates, or at all. If this market fails to grow or grows more slowly than we currently anticipate, our sales and profitability could be adversely affected.
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
We derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 61% of our total software revenue for fiscal 2010 and 72% for fiscal 2009. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. As a result, we are particularly vulnerable to fluctuations in demand for this software application, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for this software application declines significantly, our sales, profitability and financial condition would be adversely affected.

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
We may not receive significant revenues from our current research and development efforts for up to several years, if at all.
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $33.4 million, or approximately 12% of our total revenues in fiscal 2010, and $30.7 million, or 13% of our total revenues in fiscal 2009. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for up to several years, if at all.
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
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 38% of our revenues from outside the United States in fiscal 2010 and approximately 39% in fiscal 2009.
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
Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. In recent fiscal years, we have selectively hedged our exposure to changes in foreign currency exchange rates on the balance sheet. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet, although there can be no assurances that we will do so.
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
Our ability to sell software applications and services to the U.S. Federal Government is subject to uncertainties related to the government’s future funding commitments and our ability to maintain certain security clearances complying with the Department of Defense and other agency requirements. Revenues derived from sales where the U.S. Federal Government was the end-user was approximately 9% in fiscal 2010 and approximately 8% in fiscal 2009. The future prospects for our business are also sensitive to changes in government policies and funding priorities. Changes in government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or government agencies, could materially adversely affect our ability to sell our software applications to the U.S. Federal Government, causing our business prospects to suffer.
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
We have experienced a periods of growth in recent years. Our revenues increased 16% for fiscal 2010 compared to fiscal 2009 and 18% for fiscal 2009 compared to fiscal 2008. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:
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
If we are unable to manage our growth effectively, there could be a material adverse effect on our ability to maintain or increase revenues and profitability, the quality of our data and information management software, the quality of our services offerings and our ability to retain key personnel. These factors could adversely affect our reputation in the market and our ability to generate future sales from new or existing customers.
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
We are subject to income taxes in both the United States and the various foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our long-term effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates; changes in the valuation of deferred tax assets and liabilities; changes in tax laws; our ability to utilize net operating loss carryforwards and research tax credit carryforwards; and other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our income tax provisions. As of March 31, 2010, we had deferred tax assets of approximately $41.2 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. Consequently, our cash tax rate will be significantly lower than our effective tax rate for the next 12 months. However, we expect our cash taxes to continue to increase as our cash tax rate approaches our effective tax rate.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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
In addition to the provision described above, on November 13, 2008, our Board of Directors adopted a stockholders rights plan and declared a dividend distribution of one Right for each outstanding share of our common stock to shareholders of record on November 24, 2008. Each Right, when exercisable, entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $80 per one one-thousandth of a share, subject to adjustment. The Rights may discourage a third-party from making an unsolicited proposal to acquire us, as exercise of the Rights would cause substantial dilution to such third-party attempting to acquire us.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Oceanport, New Jersey. We currently occupy approximately 134,000 square feet of office space in the Oceanport facility under the terms of an operating lease expiring in July 2013. We believe that our current facility is adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in the United States in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, New York, Ohio, Oregon, Texas, and Washington; and outside the United States in Kanata, Ontario; Mississauga, Ontario; Toronto, Ontario; Calgary, Alberta; Montreal, Quebec; Vancouver, British Columbia; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Beijing, China; Shanghai, China; Guangzhou, China; Sydney, Australia; Melbourne, Australia; Mexico City, Mexico; Sao Paulo, Brazil; Seoul, South Korea; Mumbai, India and Hyderabad, India.
Item 3. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 4. [Removed and Reserved]

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

	Common Stock
	2010		2009
	High	Low	High	Low
First Quarter	$17.04	$10.33	$18.61	$11.20
Second Quarter	$21.44	$15.40	$17.54	$10.95
Third Quarter	$24.25	$19.59	$13.41	$7.94
Fourth Quarter	$24.24	$20.90	$14.02	$10.23
On April 30, 2010, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $20.99 per share.
Stockholders
As of April 30, 2010, there were approximately 90 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between September 22, 2006 (the date our common stock began trading on the NASDAQ Global Market) and March 31, 2010, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on September 22, 2006 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on September 22, 2006 was the closing sales price of $17.00 per share.
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

	9/22/06	3/30/07	3/31/08	3/31/09	3/31/10
CommVault	100.0	95.3	72.9	64.5	125.6
NASDAQ Composite Index	100.0	109.1	102.7	68.9	108.1
NASDAQ Computer Index	100.0	108.0	105.8	74.0	123.7
Issuer Purchases of Equity Securities
On January 30, 2008, our Board of Directors approved a share-repurchase program permitting us to repurchase up to $40.0 million of our common stock. On July 31, 2008, our Board of Directors authorized a $40.0 million increase to our existing share repurchase program. As of March 31, 2010, we have repurchased $40.3 million of common stock out of the $80.0 million in total that is authorized under our share repurchase program. As a result, we may repurchase an additional $39.7 million of our common stock under the current program, which has been extended by the Board of Directors until March 31, 2011.

Set forth below is information regarding our stock repurchases during the fourth quarter of the fiscal year ended March 31, 2010:

Maximum Dollar
			Total Number of	Amount of Shares
	Total	Average	Shares	That May Yet Be
	Number of	Price	Purchased as	Purchased Under the
	Shares	Paid per	Part of Publicly	Plan
Period (1)	Purchased	Share	Announced Plan	(In Thousands)

January 1 – January 31, 2010	—	$—	—	$—
February 1 – February 28, 2010	—	$—	—	$—
March 1 – March 31, 2010	2,360	$20.50	2,360	$39,710

Total	2,360	$20.50	2,360	$39,710

(1)	Based on trade date, not settlement date
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

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$134,500	$121,685	$108,959	$83,870	$62,422
Services	136,525	112,834	89,344	67,237	47,050

Total revenues	271,025	234,519	198,303	151,107	109,472
Cost of revenues:
Software	3,017	2,469	2,398	1,640	1,764
Services	32,628	28,177	24,586	20,044	13,231

Total cost of revenues	35,645	30,646	26,984	21,684	14,995

Gross margin	235,380	203,873	171,319	129,423	94,477
Operating expenses:
Sales and marketing	136,773	122,957	93,959	68,240	51,326
Research and development	33,421	30,669	26,855	23,398	19,301
General and administrative	29,823	26,159	23,812	18,610	12,275
Depreciation and amortization	3,514	3,582	3,019	2,603	1,623

Income from operations	31,849	20,506	23,674	16,572	9,952
Interest expense	(106)	(175)	(114)	(326)	(7)
Interest income	384	1,639	3,591	2,600	1,262

Income before income taxes	32,127	21,970	27,151	18,846	11,207
Income tax (expense) benefit (1)	(13,722)	(9,642)	(6,347)	45,408	(451)

Net income	18,405	12,328	20,804	64,254	10,756
Less: accretion of preferred stock dividends	—	—	—	(2,818)	(5,661)
Less: accretion of fair value of preferred stock upon conversion	—	—	—	(102,745)	—

Net income (loss) attributable to common stockholders	$18,405	$12,328	$20,804	$(41,309)	$5,095

Net income (loss) attributable to common stockholders per share:(2)
Basic	$0.44	$0.29	$0.48	$(1.35)	$0.18

Diluted	$0.41	$0.28	$0.46	$(1.35)	$0.17

Weighted average shares used in computing per share amounts:
Basic	42,133	41,983	43,188	30,670	18,839

Diluted	45,022	44,013	45,699	30,670	30,932

	As of March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$169,518	$105,205	$91,661	$65,001	$48,039
Short-term investments	5,043	—	—	—	—
Working capital	143,185	84,590	77,513	34,889	24,139
Total assets	286,015	206,987	200,830	148,039	72,568
Cumulative redeemable convertible preferred stock:
Series A through E, at liquidation value	—	—	—	—	99,168
Total stockholders’ equity (deficit)	158,300	111,289	109,535	78,322	(73,664)

(1)	The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance, partially offset by the recognition of $5.0 million for certain tax reserves.

(2)	See Note 2 in the consolidated financial statements for a reconciliation of the basic and diluted per share calculation.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of March 31, 2010, we had licensed our software applications to approximately 12,100 registered customers.
History and Background
In early 2000, we launched CommVault Galaxy for backup and recovery, a storage industry award winner. In the years since, CommVault has forged numerous alliances with top software application and hardware vendors, such as Dell, EMC, HP, Hitachi Data Systems, Microsoft, Network Appliance, Novell and Oracle, to enhance capabilities and to create a premiere suite of data and information management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data.

Our Simpana software suite is comprised of the following five distinct data and information management software application modules: Data Protection (Back-up and Recovery), Archive, Replication, Resource Management and Search. All of our software application modules share a common platform that provides back-end services and advanced capabilities, like encryption; deduplication; content indexing; policy-based automation; data classification; e-discovery and role-based security. In addition to Back-up and Recovery, the subsequent release of our other software application modules has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.
In July 2007, we released our CommVault Simpana 7.0 software suite (“Simpana 7”), which significantly expanded the breadth and depth of our existing data and information management suite at that time. We believe that Simpana 7 provided us the foundation to shift to providing information management solutions. Simpana 7 provided major enhancements to our existing Backup, Archiving and Replication products and also delivered new product features that are non backup related including Single Instancing, Advanced Archiving, Enterprise-wide Search and Discovery and Data Classification.
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
We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 61% of our total software revenue for fiscal 2010 and 72% of our total software revenue for fiscal 2009. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 7 and Simpana 8 software suites. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will continue to increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the next few fiscal years.
More recently, the industry in which we currently operate is going through accelerating changes as the result of the introduction of new technologies such as cloud computing. We believe cloud computing, in its various forms, represents a major new long term trend in the way that applications are delivered, data is stored and information is retrieved. We believe as a result of our Simpana data and information management platform, that we are in a unique position to enhance and extend the value of our Simpana software suite by developing innovative, industry leading ways to manage data and information in the cloud. For example, in February 2010 we announced the release of an integrated cloud storage connector for our Simpana software, which will enable customers to move on-premises backup and archive data into, and out of, private and public cloud storage.
In addition to extending the Simpana platform into the cloud, we are continuing to pursue an aggressive product development program in both data and information management solutions. Our data management solutions include not only traditional backup and recovery, but also new innovations in de-duplication, data movement, virtualization, snap-based backups and enterprise reporting. Our information management innovations are primarily in the areas of archiving, eDiscovery, records management, governance and compliance. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies discussed above. While we are confident in our ability to meet these changing industry demands with Simpana 8 and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions to cloud computing or other technologies may not be widely adopted.
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

Sources of Revenues
We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 50% of our total revenues for fiscal 2010, 52% for fiscal 2009 and 55% for fiscal 2008.
In recent fiscal years, we have generated approximately 62% of our software revenue from our existing customer base and approximately 38% of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2011, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 47% of our total software revenue in fiscal 2010, approximately 40% of our software revenue in fiscal 2009 and approximately 35% of our software revenue in fiscal 2008.
Software revenue generated through indirect distribution channels was approximately 85% of total software revenue in fiscal 2010, 81% in fiscal 2009 and 80% in fiscal 2008. Software revenue generated through direct distribution channels was approximately 15% of total software revenue in fiscal 2010, 19% in fiscal 2009 and 20% in fiscal 2008. The shift in software revenue growth generated through our indirect distribution channels compared to our direct sales force in fiscal 2010 compared to fiscal 2009 is primarily the result of more enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 24% of our total revenues for fiscal 2010, 23% of our total revenues for fiscal 2009 and 24% of our total revenues in fiscal 2008.
We have original equipment manufacturer agreements with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. In addition, during fiscal 2008 we signed an original equipment manufacturer agreement with Bull SAS (“Bull”) pursuant to which they have agreed to market, sell, and support our software applications and services. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for 10% of our total revenues for fiscal 2010 and 12% of our total revenues for both fiscal 2009 and fiscal 2008.
We also have a distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., covering our North American commercial markets and our U.S. Federal Government market. Pursuant to the distribution agreement, Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to Arrow. We generated approximately 24% of our total revenues through Arrow in fiscal 2010, approximately 21% of our total revenues in fiscal 2009 and approximately 13% of our total revenues in fiscal 2008. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future revenues.

Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 50% of our total revenues for fiscal 2010, 48% for fiscal 2009 and 45% for fiscal 2008. The gross margin of our services revenue was 76.1% for fiscal 2010, 75.0% for fiscal 2009 and 72.5% for fiscal 2008. The increase in the gross margin of our services revenue in fiscal 2010 compared to fiscal 2009 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 97.8% for fiscal 2010, 98.0% for fiscal 2009 and 97.8% for fiscal 2008. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 38% of our total revenue for fiscal 2010, 39% for fiscal 2009 and 36% for fiscal 2008. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2009 period, our total revenues from non-U.S. operations for fiscal 2010 would have been lower by approximately $0.9 million, and our cost of revenues and operating expenses from non-U.S. operations would have been higher by less than $0.1 million and $1.8 million, respectively.
Using the average foreign currency exchange rates from the corresponding fiscal 2008 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2009 would have been higher by approximately $5.5 million, $0.5 million and $4.4 million, respectively.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $0.6 million in fiscal 2010, net foreign currency transaction gains of $0.9 million in fiscal 2009 and net foreign currency transaction losses of $0.7 million in fiscal 2008.
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
Our software licenses typically provide for a perpetual right to use our software and are sold on a per-copy basis. To a lesser extent, we also provide for the perpetual right to use our software as site licenses or on a capacity basis. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. We recognize software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when the other three basic revenue recognition criteria are met as described in the revenue recognition section in Note 2 of our “Notes to Consolidated Financial Statements.” We recognize software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that we recognize revenue when the basic revenue recognition criteria are met and these channels complete the sale of our software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.

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
Our other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by us are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, our consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of the services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily, weekly or monthly rate and are recognized when the services are completed. Training includes courses taught by our instructors or third-party contractors either at one of our facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement.
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
Stock-Based Compensation
As of March 31, 2010, we maintain two stock incentive plans, which are described more fully in Note 8 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions, which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value.
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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility for the second half of fiscal 2009 and all of fiscal 2010 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the fiscal year ended March 31, 2010 and 2009 are as follows:

	Year Ended March 31,
	2010	2009
Dividend yield	None	None
Expected volatility	40% - 45%	40% - 44%
Weighted average expected volatility	42%	43%
Risk-free interest rates	0.24% -3.14%	1.54% -3.84%
Expected life (in years)	6.3	6.4
The weighted average fair value of stock options granted was $9.31 per share during the year ended March 31, 2010, and $5.14 per share during the year ended March 31, 2009. In addition, the weighted average fair value of restricted stock units awarded was $20.67 per share during the year ended March 31, 2010, and $11.92 per share during the year ended March 31, 2009. As of March 31, 2010, there was approximately $27.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.62 years. The intrinsic value of the options outstanding as of March 31, 2010 was $89.1 million, of which $70.8 million related to vested options and $18.3 million related to unvested options.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2010, we had deferred tax assets of approximately $41.2 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2010, we do not maintain a valuation allowance against any of our deferred tax assets.
At March 31, 2010, we have federal and state net operating loss (NOL) carryforwards of approximately $1.1 million and $4.2 million, respectively. The federal NOL carryforwards expire from 2021 through 2024, and the state NOL carryforwards expire from 2017 to 2019. At March 31, 2010, we also have NOL carryforwards for foreign tax purposes of approximately $9.4 million.
At March 31, 2010, we have federal and state research tax credit (R&D) carryforwards of approximately $12.1 million and $5.1 million, respectively. The federal research tax credit carryforwards expire from 2012 through 2030, and the state research tax credit carryforwards expire through 2025. At March 31, 2010, we have federal Alternative Minimum Tax credit carryforwards of $1.8 million.
As of March 31, 2010, we had unrecognized tax benefits of $5.2 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.2 million and the related accrued interest and penalties of $1.4 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $1.4 million of our currently remaining unrecognized tax benefits and approximately $0.5 million of related accrued interest and penalties may be realized by the end of fiscal 2011 as a result of the lapse of the statue of limitations.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We currently have our income tax returns for the fiscal years ended March 31, 2006 through March 31, 2009 under audit by the State of New Jersey.

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2010. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Year Ended March 31,
	2010	2009	2008
Revenues:
Software	50%	52%	55%
Services	50%	48%	45%

Total revenues	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%
Services	12%	12%	12%

Total cost of revenues	13%	13%	14%

Gross margin	87%	87%	86%
Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009
Revenues
Total revenues increased $36.5 million, or 16%, from $234.5 million in fiscal 2009 to $271.0 million in fiscal 2010.
Software Revenue. Software revenue increased $12.8 million, or 11%, from $121.7 million in fiscal 2009 to $134.5 million in fiscal 2010. Software revenue represented 50% of our total revenues in fiscal 2010 compared to 52% in fiscal 2009. The increase in software revenue is primarily driven by higher software revenue derived from our U.S. operations, which increased 19% compared to fiscal 2009. Software revenue from our foreign locations was relatively flat in fiscal 2010 compared to fiscal 2009.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 47% of our software revenue in fiscal 2010 and approximately 40% of our software revenue in fiscal 2009. As a result, enterprise software transactions increased by $14.1 million, or 29%, in fiscal 2010 compared to fiscal 2009. This increase was primarily driven by the strength from our U.S. operations as well as a 33% increase in the total number of transactions of this type. The average dollar amount of such transactions was approximately $0.2 million in both fiscal 2010 and fiscal 2009. The overall increase in enterprise software transactions was partially offset by a 2% decrease in software transactions less than $0.1 million as a result of lower software revenue transactions of this type from our foreign locations.

Software revenue through our indirect distribution channel (resellers and original equipment manufacturers) increased $15.5 million in fiscal 2010 compared to fiscal 2009, while software revenue derived from our direct sales force decreased $2.7 million in fiscal 2010 compared to fiscal 2009. The increase in software revenue generated through our indirect distribution channel is primarily due to more enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels as more fully discussed above in the “Sources of Revenue” section. Overall, we believe growth in our software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.
Services Revenue. Services revenue increased $23.7 million, or 21%, from $112.8 million in fiscal 2009 to $136.5 million in fiscal 2010. Services revenue represented 50% of our total revenues in fiscal 2010 compared to 48% in fiscal 2009. The increase in services revenue is primarily due to a $21.4 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $5.0 million, or 16%, from $30.6 million in fiscal 2009 to $35.6 million in fiscal 2010. Total cost of revenues represented 13% of our total revenues in both fiscal 2010 and 2009.
Cost of Software Revenue. Cost of software revenue increased approximately $0.5 million, or 22%, from $2.5 million in fiscal 2009 to $3.0 million in fiscal 2010. Cost of software revenue represented 2% of our total software revenue in both fiscal 2010 and 2009. The increase in cost of software revenue is primarily due to higher distribution and third-party media costs related to our Simpana 8 software suite.
Cost of Services Revenue. Cost of services revenue increased $4.5 million, or 16%, from $28.2 million in fiscal 2009 to $32.6 million in fiscal 2010. Cost of services revenue represented 24% of our services revenue in fiscal 2010 compared to 25% in fiscal 2009. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $2.5 million as well as a $1.4 million increase in third-party outsourcing costs to facilitate our services revenue growth.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $13.8 million, or 11%, from $123.0 million in fiscal 2009 to $136.8 million in fiscal 2010. The increase is primarily due to a $12.4 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions on record software revenue in fiscal 2010. Sales and marketing expenses also increased due to a $1.5 million increase in stock-based compensation expense, a $0.5 million increase in employee benefits expense and a $0.4 million increase in travel and related expenses. These increases were partially offset by a $0.8 million decrease in recruiting expenses due to fewer headcount additions in fiscal 2010 compared to fiscal 2009. Sales and marketing expenses as a percentage of total revenues decreased to 50% in fiscal 2010 from 52% in fiscal 2009.
Research and Development. Research and development expenses increased $2.8 million, or 9%, from $30.7 million in fiscal 2009 to $33.4 million in fiscal 2010. The increase is primarily due to $2.0 million of higher employee compensation resulting from the expansion of our engineering group and a $0.4 million increase in stock-based compensation expense. Research and development expenses as a percentage of total revenues decreased to 12% in fiscal 2010 from 13% in fiscal 2009. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $3.7 million, or 14%, from $26.2 million in fiscal 2009 to $29.8 million in fiscal 2010. This increase is primarily related to higher foreign currency transaction losses of $1.5 million. General and administrative expenses for fiscal 2010 includes approximately $0.6 million of net foreign currency transaction losses compared to approximately $0.9 million of net foreign currency transaction gains recognized in general and administrative expenses during fiscal 2009. General and administrative expenses also increased due to a $1.5 million increase in stock-based compensation expense as well as a $0.9 million increase in employee and related compensation due to higher headcount and higher fiscal 2010 bonuses. These increases to general and administrative expenses were partially offset by lower legal fees of $0.4 million. General and administrative expenses as a percentage of total revenues were relatively flat at 11% in both fiscal 2010 and 2009.

Depreciation and Amortization. Depreciation expense decreased $0.1 million, from $3.6 million in fiscal 2009 to $3.5 million in fiscal 2010.
Interest Income
Interest income decreased $1.3 million, from $1.6 million in fiscal 2009 to $0.4 million in fiscal 2010. The decrease is primarily due to lower interest rates, partially offset by higher balances in our cash and investment accounts.
Income Tax Expense
Income tax expense was $13.7 million in fiscal 2010 compared to $9.6 million in fiscal 2009. The effective tax rate in fiscal 2010 was 43% as compared to 44% in fiscal 2009. In fiscal 2010, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, adjustments to foreign tax credits and permanent differences in both the United States and foreign jurisdictions, partially offset by research tax credits. In fiscal 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in the United States, partially offset by the net impact of foreign tax credits and research credits.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $29.0 million, or 31%, from $94.0 million in fiscal 2008 to $123.0 million in fiscal 2009. The increase is primarily due to an $18.4 million increase in employee compensation and related expenses, which includes higher headcount costs as well as higher commissions on increased revenues. Sales and marketing expenses also increased due to a $4.1 million increase in travel and related expenses primarily due to increased headcount, a $2.1 million increase in advertising and marketing related expenses and $1.2 million in higher stock-based compensation expense.
Research and Development. Research and development expenses increased $3.8 million, or 14%, from $26.9 million in fiscal 2008 to $30.7 million in fiscal 2009. The increase is primarily due to $2.6 million of higher employee compensation resulting from higher headcount and a $0.4 million increase in stock-based compensation expense.
General and Administrative. General and administrative expenses increased $2.3 million, or 10%, from $23.8 million in fiscal 2008 to $26.2 million in fiscal 2009. The increase is primarily due to a $1.3 million increase in employee compensation and related expenses mainly from higher headcount, a $1.0 million increase in stock-based compensation expense, a $0.5 million increase in legal costs, and $0.4 million increase in compliance, accounting and insurance costs associated with being a public company. In addition, general and administrative expenses for fiscal 2009 includes approximately $0.9 million of net foreign currency transaction gains compared to approximately $0.7 million of net foreign currency transaction losses recognized in general and administrative expenses during fiscal 2008.
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
The effective tax rate in fiscal 2008 differed from the statutory federal income tax rate of 35% primarily due to foreign and research tax credits and the reversal of our deferred income tax valuation allowance. Until the third quarter of fiscal 2008, we recorded a valuation allowance in certain international jurisdictions primarily related to net operating loss carryforwards based on our assessment that the realization of the net deferred tax assets did not meet the “more than likely not” criterion. Due to the transfer pricing changes made during the third quarter of fiscal 2008, we projected that certain of our international subsidiaries would be in a profitable position for the foreseeable future. Therefore, we no longer believed that a valuation allowance is necessary against the deferred tax assets in these international operations and recorded a tax benefit of $1.3 million related to the reversal of such valuation allowances.

Liquidity and Capital Resources
As of March 31, 2010, our cash and cash equivalents balance of $169.5 million primarily consisted of money market funds. In addition, we have approximately $5.0 million of short-term investments invested in certificates of deposit at March 31, 2010. In recent fiscal years, our principal sources of liquidity have been cash provided by operations and cash provided from our public offerings of common stock. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock.
In July 2009, we entered into an amended and restated credit facility in which we can borrow up to $30.0 million over a three year period. Borrowings under the facility are available to repurchase our common stock under our share repurchase program and to provide for working capital and general corporate purposes. Repayments of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 2012. The credit facility also requires that certain financial covenants be met on a quarterly basis. The amended and restated credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at our option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. As of March 31, 2010, we were in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
We currently have a stock repurchase program approved by our Board of Directors in which we are authorized to repurchase up to a total of $80.0 million of our common stock through March 31, 2011. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During fiscal 2010, we repurchased 2,360 shares of common stock under our share repurchase plan with a total cost of less than $0.1 million, which was paid in April 2010. As of March 31, 2010, we have repurchased approximately $40.3 million, or 2.86 million shares, under our stock repurchase plan at an average purchase price of $14.11 per share. As a result, we may repurchase the remaining $39.7 million of common stock through March 31, 2011.
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
In June 2007, we completed our follow-on public offering in which we sold 300,000 shares and certain of our stockholders sold 7,570,000 shares of common stock to the public at a price of $17.00 per share. After deducting the underwriting discounts, commissions and other offering costs, our net proceeds from the offering were approximately $4.3 million. During fiscal 2008, we used the net proceeds from our follow-on public offering, together with approximately $3.2 million of our existing cash, to pay approximately $7.5 million in satisfaction of the outstanding principal on our term loan at that time.
Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

Cash provided by operating activities	$57,247	$43,109	$34,392
Net Cash used in investing activities	(8,413)	(4,539)	(4,338)
Net Cash provided by (used in) financing activities	13,679	(22,138)	(4,357)
Effects of exchange rate — changes in cash	1,800	(2,888)	963

Net increase in cash and cash equivalents	$64,313	$13,544	$26,660

Net cash provided by operating activities was $57.2 million in fiscal 2010, $43.1 million in fiscal 2009 and $34.4 million in fiscal 2008. In fiscal 2010, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base as well as an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues and timing of cash receipts during fiscal 2010. In fiscal 2009, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue, partially offset by an increase in accounts receivable. In fiscal 2008, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue and accrued liabilities, partially offset by an increase in accounts receivable due to higher revenues. We anticipate that as our revenues continue to grow, accounts receivable and deferred services revenue balances should continue to grow as well.
Net cash used in investing activities was $8.4 million in fiscal 2010, $4.5 million in fiscal 2009 and $4.3 million in fiscal 2008. In fiscal 2010, cash used in investing activities was due to the net purchases of short-term investments of $5.0 million as well as the purchase of property and equipment of $3.4 million as we continue to invest in and enhance our global infrastructure. In fiscal 2009 and 2008, cash used in investing activities was due to purchases of property and equipment related to the growth in our business. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
Net cash provided by (used in) financing activities was $13.7 million in fiscal 2010, $(22.1) million in fiscal 2009 and $(4.4) million in fiscal 2008. The cash provided by financing activities in fiscal 2010 was due to $10.3 million of proceeds from the exercise of stock options and $3.4 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in fiscal 2009 was primarily due to $25.2 million used to repurchase shares of our common stock under our share repurchase program, partially offset by $2.7 million of proceeds from the exercise of stock options and $0.5 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in fiscal 2008 was primarily due to $15.0 million used to repurchase shares of our common stock under our share repurchase program and $7.5 million in principal repayment on our term loan, partially offset by $8.8 million of proceeds from the exercise of stock options, $5.1 million of excess tax benefits recognized as a result of the stock option exercises and $4.3 million of net proceeds generated from our follow-on public offering.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2010	2009	2008
Cash used for repurchases (in thousands)*	$—	$25,229	$15,013

Shares repurchased (in thousands)*	—	1,825	1,029

Average price per share	$—	$13.83	$14.60

* Based on settlement date, not trade date.
Working capital increased $58.6 million from $84.6 million as of March 31, 2009 to $143.2 million as of March 31, 2010. The increase in working capital is primarily due to a $64.3 million increase in cash and cash equivalents, a $14.0 million increase in accounts receivable and $5.0 million increase in short-term investments, partially offset by a $21.8 million increase in deferred revenue and a $7.3 million increase in accrued liabilities. The increase in cash and cash equivalents is primarily due to net income generated during the period, cash received from the exercise of stock options and the increase in deferred revenue.
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
Summary Disclosures about Contractual Obligations and Commercial Commitments
Our material capital commitments consist of obligations under facilities and operating leases. Some of these leases have free or escalating rent payment provisions. We recognize rent expense under leases on a straight-line basis. We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure, personnel and resources devoted to building our brand name and marketing and sales force.
The following table summarizes our obligations as of March 31, 2010 (dollars in thousands):

	Payments Due by Period
					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Operating lease obligations	$13,532	$4,701	$8,642	$189	$—
Purchase obligations	1,357	1,034	323	—	—

Total	$14,889	$5,735	$8,965	$189	$—

We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to software licensing and IT infrastructure costs.
The contractual obligations table above excludes unrecognized tax benefits recorded in Other Liabilities totaling $6.6 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $6.6 million is classified as a long-term liability in our consolidated balance sheet as of March 31, 2010 as none of these obligations are anticipated to be paid within one year from April 1, 2010.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of software revenues, was $1.3 million in fiscal 2010, $1.2 million in fiscal 2009 and $1.0 million in fiscal 2008.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2010 and 2009, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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

Impact of Recently Issued Accounting Standards
Fair Value Measurements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding interim disclosures about fair value of financial instruments. This new guidance requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of our financial instruments and their related carrying value that are currently found in our Annual Report on Form 10-K now are required in our quarterly reports on Form 10-Q. We adopted such provisions in the quarter ending June 30, 2009 and include the required disclosures within Footnote 2 to the Consolidated Financial Statements.
In January 2010, the FASB issued guidance requiring additional disclosure for significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for such transfers. This new guidance also requires separate disclosure information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, this guidance clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The changes under this new guidance are effective for the quarterly period beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for our fiscal year beginning April 1, 2011. We believe that the adoption of these new accounting pronouncements will not have a material impact on our consolidated financial position, results of operations or cash flows.
Subsequent Events
In May 2009, the FASB issued guidance regarding subsequent events that was effective for interim and annual periods ending after June 15, 2009. This new guidance established the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued additional guidance that removed the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and that was effective upon its issuance. The adoption of this new guidance did not have an impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Codification
In June 2009, the FASB issued The FASB Accounting Standards Codification and the “Hierarchy of Generally Accepted Accounting Principles". This statement, which became effective on July 1, 2009, established the Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC did not change U.S. GAAP, but instead reorganized the U.S. GAAP pronouncements into accounting topics. As a result, the adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2010, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
In July 2008, we entered into a credit facility in which we could borrow up to $40.0 million over the initial 12 months of the credit facility. The credit facility expired in July 2009 because no amounts were borrowed during the initial 12 months of the credit facility. In July 2009, we entered into an amended and restated credit facility in which we can borrow up to $30.0 million over a three year period. Borrowings under the amended and restated credit facility bear interest, at our option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. There are no outstanding balances on the amended and restated credit facility. As a result, we are currently not subject to any material interest rate risk on our credit facility.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 38% of our sales were outside the United States in fiscal 2010 and 39% were outside the United States in fiscal 2009. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $3.5 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.6 million in fiscal 2010, net foreign currency transaction gains of approximately $0.9 million in fiscal 2009, and net foreign currency transaction losses of approximately $0.7 million in fiscal 2008. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is approximately one month. As of March 31, 2010 and March 31, 2009, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses of less than a $0.1 million in fiscal 2010 and $0.5 million in fiscal 2009. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8. Financial Statements and Supplementary Data
CommVault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2010, 2009 and 2008
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
CommVault Systems, Inc.
We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. and subsidiaries at March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
MetroPark, New Jersey
May 18, 2010

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$169,518	$105,205
Short-term investments	5,043	—
Trade accounts receivable, less allowance for doubtful accounts of $292 and $193 at March 31, 2010 and 2009, respectively	58,049	44,020
Prepaid expenses and other current assets	4,612	3,782
Deferred tax assets	16,693	13,144

Total current assets	253,915	166,151

Deferred tax assets	24,485	33,463
Property and equipment, net	6,356	6,282
Other assets	1,259	1,091

Total assets	$286,015	$206,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,891	$1,798
Accrued liabilities	25,727	18,407
Deferred revenue	83,112	61,356

Total current liabilities	110,730	81,561

Deferred revenue, less current portion	9,140	7,760
Other liabilities	7,845	6,377
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 43,053 shares and 41,593 shares issued and outstanding at March 31, 2010 and 2009, respectively	431	416
Additional paid-in capital	239,012	210,462
Accumulated deficit	(81,031)	(99,397)
Accumulated other comprehensive loss	(112)	(192)

Total stockholders’ equity	158,300	111,289

Total liabilities and stockholders’ equity	$286,015	$206,987

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended March 31,
	2010	2009	2008
Revenues:
Software	$134,500	$121,685	$108,959
Services	136,525	112,834	89,344

Total revenues	271,025	234,519	198,303

Cost of revenues:
Software	3,017	2,469	2,398
Services	32,628	28,177	24,586

Total cost of revenues	35,645	30,646	26,984

Gross margin	235,380	203,873	171,319

Operating expenses:
Sales and marketing	136,773	122,957	93,959
Research and development	33,421	30,669	26,855
General and administrative	29,823	26,159	23,812
Depreciation and amortization	3,514	3,582	3,019

Income from operations	31,849	20,506	23,674

Interest expense	(106)	(175)	(114)
Interest income	384	1,639	3,591

Income before income taxes	32,127	21,970	27,151
Income tax expense	(13,722)	(9,642)	(6,347)

Net income	$18,405	$12,328	$20,804

Net income per common share:
Basic	$0.44	$0.29	$0.48

Diluted	$0.41	$0.28	$0.46

Weighted average common shares outstanding:
Basic	42,133	41,983	43,188

Diluted	45,022	44,013	45,699

CommVault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2007	41,968	$420	$182,297	$(104,333)	$(62)	$78,322
Stock-based compensation			8,532			8,532
Tax benefits from exercise of stock options			5,213			5,213
Stock options exercised	1,511	15	8,742			8,757
Repurchase of common stock	(1,029)	(10)	(4,710)	(10,293)		(15,013)
Issuance of common stock from follow-on public offering, net	300	3	4,312			4,315
Cumulative effect of adoption of ASC Topic 740, as it relates to uncertain tax positions				(1,100)		(1,100)
Net income				20,804		20,804
Foreign currency translation adjustment					(295)	(295)

Balance at March 31, 2008	42,750	428	204,386	(94,922)	(357)	109,535
Stock-based compensation			11,299			11,299
Tax benefits relating to share-based payments			465			465
Exercise of common stock options and vesting of restricted stock units	668	7	2,719			2,726
Repurchase of common stock	(1,825)	(19)	(8,407)	(16,803)		(25,229)
Net income				12,328		12,328
Foreign currency translation adjustment					165	165

Balance at March 31, 2009	41,593	416	210,462	(99,397)	(192)	111,289
Stock-based compensation			14,912			14,912
Tax benefits relating to share-based payments			3,378			3,378
Exercise of common stock options and vesting of restricted stock units	1,462	15	10,269			10,284
Repurchase of common stock	(2)		(9)	(39)		(48)
Net income				18,405		18,405
Foreign currency translation adjustment					80	80

Balance at March 31, 2010	43,053	$431	$239,012	$(81,031)	$(112)	$158,300

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$18,405	$12,328	$20,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,630	3,691	3,155
Noncash stock-based compensation	14,912	11,299	8,532
Excess tax benefits from stock-based compensation	(3,395)	(469)	(5,084)
Deferred income taxes	4,044	3,883	(3,416)

Changes in operating assets and liabilities:
Accounts receivable	(11,801)	(3,890)	(21,199)
Prepaid expenses and other current assets	(786)	(498)	349
Other assets	(97)	(473)	(150)
Accounts payable	27	(264)	651
Accrued liabilities	11,184	1,924	12,882
Deferred revenue	19,967	15,154	17,096
Other liabilities	1,157	424	772

Net cash provided by operating activities	57,247	43,109	34,392

Cash flows from investing activities
Purchase of short-term investments	(5,293)	—	—
Proceeds from maturity of short-term investments	250	—	—
Purchase of property and equipment	(3,370)	(4,539)	(4,338)

Net cash used in investing activities	(8,413)	(4,539)	(4,338)

Cash flows from financing activities
Repurchase of common stock	—	(25,229)	(15,013)
Debt issuance costs	—	(104)	—
Proceeds from the exercise of stock options	10,284	2,726	8,757
Excess tax benefits from stock-based compensation	3,395	469	5,084
Net proceeds from follow-on public offering of common stock	—	—	4,315
Repayments on term loan	—	—	(7,500)

Net cash provided by (used in) financing activities	13,679	(22,138)	(4,357)

Effects of exchange rate — changes in cash	1,800	(2,888)	963

Net increase in cash and cash equivalents	64,313	13,544	26,660
Cash and cash equivalents at beginning of year	105,205	91,661	65,001

Cash and cash equivalents at end of year	$169,518	$105,205	$91,661

Supplemental disclosures of cash flow information
Interest paid	$106	$175	$158

Income taxes paid	$4,130	$4,801	$560

CommVault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1. Nature of Business
CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection; data migration and archiving; snapshot management and replication of data; embedded deduplication; e-discovery and compliance solutions; enterprise-wide search capabilities; and management and operational reports, remote services and troubleshooting tools. The Company’s unified suite of data and information management software applications, which is sold under the Simpana brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis. To a lesser extent, the Company provides for a perpetual right to use the Company’s software and are sold as site licenses or on a capacity basis. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that the Company recognize revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
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
The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work (“SOW”), which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily, weekly or monthly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 90 days of entering into an agreement. The price for other professional services has not materially changed for the periods presented.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the vesting of restricted stock units. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2010	2009	2008
Net income	$18,405	$12,328	$20,804

Basic net income per common share:
Basic weighted average shares outstanding	42,133	41,983	43,188

Basic net income per common share	$0.44	$0.29	$0.48

Diluted net income per common share:
Basic weighted average shares outstanding	42,133	41,983	43,188
Dilutive effect of stock options and restricted stock units	2,889	2,030	2,511

Diluted weighted average shares outstanding.	45,022	44,013	45,699

Diluted net income per common share	$0.41	$0.28	$0.46

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2010	2009	2008
Stock options and restricted stock units	728	3,162	1,284

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
Accounting for Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company’s deferred tax assets are primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, a valuation allowance is established.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. On April 1, 2007, the Company adopted the guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As of March 31, 2010, the Company had unrecognized tax benefits of $5,229, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $1,394 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of March 31, 2010, the Company’s cash and cash equivalents balance consisted primarily of money market funds.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled approximately 24%, 23% and 24% of total revenues for the years ended March 31, 2010, 2009 and 2008, respectively. Dell accounted for 27% and 30% of accounts receivable as of March 31, 2010 and 2009, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 24%, 21% and 13% of total revenues for the years ended March 31, 2010, 2009 and 2008, respectively. Arrow accounted for approximately 30% and 22% of total accounts receivable as of March 31, 2010 and 2009, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2010, the Company’s short-term investments balance consisted of certificates of deposit.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2010 and March 31, 2009:

	March 31,
	2010	2009
Cash and cash equivalents:
Money market funds	$143,236	$91,404
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2010, 2009 and 2008.
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
Deferred revenue consists of the following:

	March 31,
	2010	2009
Current:
Deferred software revenue	$578	$49
Deferred services revenue	82,534	61,307

	$83,112	$61,356

Non-current:
Deferred services revenue	$9,140	$7,760

Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2010, 2009 and 2008, the Company includes $3,395, $469, and $5,084, respectively, as a financing cash inflow.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Share Repurchases
The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the fiscal years ended March 31, 2010 and 2009, the Company reduced common stock and additional paid-in capital by $9 and $8,426, respectively, and accumulated deficit by $39 and $16,803, respectively.
Sales tax
The Company records revenue net of sales tax.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $2,121, $2,975, and $2,612 for the years ended March 31, 2010, 2009 and 2008, respectively.
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues for all periods presented.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $647 in fiscal 2010, net foreign currency transaction gains of $907 in fiscal 2009, and net foreign currency transaction losses of $735 in fiscal 2008. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is approximately one month. As of March 31, 2010 and March 31, 2009, the Company did not have any forward contracts outstanding. The Company recorded net realized losses of $34 and $456 in general and administrative expenses related to the settlement of a forward exchange contracts in fiscal 2010 and 2009, respectively. In the future, the Company may enter into additional foreign currency based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Comprehensive Income
Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders. Comprehensive income for the fiscal years ending March 31, 2010, 2009 and 2008 is as follows:

	Year Ended March 31,
	2010	2009	2008
Net income	$18,405	$12,328	$20,804
Foreign currency translation adjustment	80	165	(295)

Total comprehensive income	$18,485	$12,493	$20,509

Impact of Recently Issued Accounting Standards
Fair Value Measurements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding interim disclosures about fair value of financial instruments. This new guidance requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of the Company’s financial instruments and their related carrying value that are currently found in its Annual Report on Form 10-K now are required in the Company’s quarterly reports on Form 10-Q. The Company adopted such provisions in the quarter ending June 30, 2009 and includes the required disclosures within Footnote 2 to the Consolidated Financial Statements.
In January 2010, the FASB issued guidance requiring additional disclosure for significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for such transfers. This new guidance also requires separate disclosure information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, this guidance clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The changes under this new guidance are effective for the quarterly period beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company’s fiscal year beginning April 1, 2011. The Company believes that the adoption of these new accounting pronouncements will not have a material impact on its consolidated financial position, results of operations or cash flows.
Subsequent Events
In May 2009, the FASB issued guidance regarding subsequent events that was effective for interim and annual periods ending after June 15, 2009. This new guidance established the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued additional guidance that removed the requirement for SEC filers to disclose the date through which management evaluated subsequent events in the financial statements, and that was effective upon its issuance. The adoption of this new guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
Accounting Standards Codification
In June 2009, the FASB issued The FASB Accounting Standards Codification and the “Hierarchy of Generally Accepted Accounting Principles". This statement, which became effective on July 1, 2009, established the Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC did not change U.S. GAAP, but instead reorganized the U.S. GAAP pronouncements into accounting Topics. As a result, the adoption of this standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
3. Property and Equipment
Property and equipment consist of the following:

	March 31,
	2010	2009
Computer equipment	$10,382	$10,309
Other machinery and equipment	6,603	5,289
Leasehold improvements	4,229	3,366
Purchased software	1,430	1,353
Furniture and fixtures	1,347	1,260

	23,991	21,577
Less: Accumulated depreciation and amortization	(17,635)	(15,295)

	$6,356	$6,282

The Company recorded depreciation and amortization expense of $3,630, $3,691, and $3,155 for the years ended March 31, 2010, 2009 and 2008, respectively.
4. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2010	2009
Compensation and related payroll taxes	$14,122	$9,794
Other	11,605	8,613

	$25,727	$18,407

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
In July 2009, the Company entered into an amended and restated credit facility in which the Company can borrow up to $30,000 over a three year period. Borrowings under the amended and restated credit facility are available to repurchase the Company’s common stock under its share repurchase program and to provide for working capital and general corporate purposes. Repayment of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 2012.
The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. The Company pays a quarterly commitment fee that ranges from 0.35% to 0.50% per annum based on the unused portion of the amended and restated credit facility. As of March 31, 2010, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
6. Commitments and Contingencies
Leases
The Company leases various office and warehouse facilities under non-cancelable leases, which expire on various dates through January 2015. Future minimum lease payments under all operating leases at March 31, 2010 are as follows:

Year Ending March 31:
2011	$4,701
2012	3,814
2013	3,443
2014	1,385
2015	189

$13,532

Rent expenses were $5,628, $5,187, and $4,147 for the years ended March 31, 2010, 2009 and 2008, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.
Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2010 are approximately $1,034 for fiscal 2011, $304 for fiscal 2012, $10 for fiscal 2013 and $9 for fiscal 2014, totaling $1,357 for all periods through fiscal 2014. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of software revenues, was $1,290 in fiscal 2010, $1,224 in fiscal 2009 and $1,004 in fiscal 2008.
Indemnifications
The Company offers a 90-day limited product warranty for its software. To date, costs related to this product warranty have not been material.
Legal Proceedings
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of March 31, 2010, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
7. Capitalization
As of March 31, 2010 and 2009, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2010 and 2009, there were no shares of preferred stock outstanding.
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
On November 13, 2008, the Board of Directors of the Company adopted a Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock to shareholders of record on November 24, 2008. Each Right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of eighty dollars per one one-thousandth of a share, subject to adjustment. Of the 50,000 shares of preferred stock authorized under the Company's certificate of incorporation, 150 have been designated as Series A Junior Participating Preferred.
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
Common Stock
The Company had 43,053 and 41,593 shares of common stock, par value $0.01, outstanding at March 31, 2010 and March 31, 2009, respectively. As of March 31, 2010, approximately 1,649 shares of the Company’s common stock owned by affiliates of Credit Suisse Securities (USA) LLC, representing approximately 3.8% of the common stock outstanding, is subject to a voting trust agreement pursuant to which the shares are voted by an independent voting trustee. Subject to specified exceptions, the voting trust agreement also requires Credit Suisse Securities (USA) LLC and its affiliates to deliver to the trustee, and make subject to the voting trust agreement, any shares of the Company’s common stock owned by it or its affiliates that would cause the aggregate shares of the Company’s common stock held by them to exceed 5% of the Company’s common stock then outstanding.
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
In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. As of March 31, 2010, the Company has repurchased approximately $40,290 under the share repurchase authorization. As a result, the Company may repurchase an additional $39,710 of its common stock under the current program through March 31, 2011.
Shares Reserved for Issuance
The Company has reserved 9,081 shares to allow for the exercise of all outstanding options and vesting of restricted stock units at March 31, 2010.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
8. Stock Plans
As of March 31, 2010, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2010, there were 550 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. At March 31, 2010, approximately 1,297 shares were available for future issuance under the LTIP.
As of March 31, 2010, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the second half of fiscal 2009 and all of fiscal 2010 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	40% - 45%	40% - 44%	42% - 47%
Weighted average expected volatility	42%	43%	44%
Risk-free interest rates	0.24% -3.14%	1.54% - 3.84%	2.76% - 5.18%
Expected life (in years)	6.3	6.4	6.3
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2010, 2009 and 2008.

	Year Ended March 31,
	2010	2009	2008
Cost of services revenue	$463	$303	$166
Sales and marketing	6,827	5,317	4,110
Research and development	2,030	1,605	1,193
General and administrative	5,592	4,074	3,063

Stock-based compensation expense	$14,912	$11,299	$8,532

The Company recognized a tax benefit related to stock-based compensation of $5,135 in the year ended March 31, 2010, $4,057 in the year ended March 31, 2009 and $3,087 in the year ended March 31, 2008.
As of March 31, 2010, there was approximately $27,589 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.62 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2007 to March 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at March 31, 2007	7,671	$6.39
Options granted	2,206	15.69
Options exercised	(1,511)	5.79
Options forfeited	(269)	12.11
Options expired	(11)	9.28

Outstanding at March 31, 2008	8,086	8.84
Options granted	1,307	11.35
Options exercised	(460)	5.94
Options forfeited	(136)	12.44
Options expired	(18)	12.98

Outstanding at March 31, 2009	8,779	9.30
Options granted	743	20.81
Options exercised	(1,246)	8.25
Options forfeited	(183)	14.46
Options expired	(23)	17.01

Outstanding at March 31, 2010	8,070	$10.38	5.88	$89,097

Vested or expected to vest at March 31, 2010	7,954	$10.27	5.82	$88,419

Exercisable at March 31, 2010	5,323	$8.04	4.53	$70,833

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The weighted average fair value of stock options granted was $9.31 per share, $5.14 per share, and $7.71 per share during the years ended March 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised was $15,795, $4,079, and $19,020 in the years ended March 31, 2010, 2009 and 2008, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted stock unit activity is as follows:

		Weighted
	Number	Average
	of	Grant Date
Non-Vested Restricted Stock Units	Awards	Fair Value
Non-vested as of March 31, 2007	—	$—
Granted	688	15.86
Vested	—	—
Forfeited	(23)	17.40

Non-vested as of March 31, 2008	665	15.81
Granted	593	11.92
Vested	(208)	16.14
Forfeited	(58)	15.89

Non-vested as of March 31, 2009	992	13.44
Granted	329	20.67
Vested	(216)	14.95
Forfeited	(94)	14.67

Non-vested as of March 31, 2010	1,011	$15.33

The total fair value of the restricted stock units that vested during the years ended March 31, 2010 and 2009 was $4,245 and $2,660, respectively.
The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2010:

	Options	Weighted-Average		Options	Weighted-
	Outstanding	Remaining		Exercisable at	Average
Range of Exercise Prices	March 31, 2010	Contractual Life	Exercise Price	March 31, 2010	Exercise Price
$4.00 – 5.30	2,019	4.35	$4.61	1,982	$4.61
6.00 – 10.56	2,007	2.96	6.48	1,953	6.38
11.12 – 13.50	1,361	8.15	11.46	269	12.51
13.81 – 16.99	1,841	7.70	15.33	942	15.47
17.19 – 23.54	842	8.85	20.99	177	18.57

$4.00 – 23.54	8,070	5.88	$10.38	5,323	$8.04

9. Income Taxes
The components of income before income taxes were as follows:

	Year Ended March 31,
	2010	2009	2008
Domestic	$29,927	$19,579	$27,109
Foreign	2,200	2,391	42

	$32,127	$21,970	$27,151

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The components of income tax (expense) benefit were as follows:

	Year Ended March 31,
	2010	2009	2008
Current:
Federal	$(5,633)	$(2,504)	$(5,675)
State	(2,378)	(1,168)	(943)
Foreign	(1,526)	(2,179)	(3,175)
Deferred:
Federal	(4,569)	(4,388)	(941)
State	345	(1,063)	(580)
Foreign	39	1,660	4,967

	$(13,722)	$(9,642)	$(6,347)

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
A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2010, 2009 and 2008 are as follows:

	Year Ended March 31,
	2010	2009	2008
Statutory federal income tax expense rate	(35.0)%	(35.0)%	(35.0)%
State and local income tax expense, net of federal income tax effect	(4.4)	(2.6)	(3.7)
Impact of state tax rate change on deferred tax assets	0.5	(5.1)	—
Foreign earnings taxed at different rates	(2.3)	(1.2)	2.7
Permanent differences	(2.3)	(2.4)	1.2
Foreign tax credits	(3.5)	2.1	6.9
Research credits	4.1	3.7	2.7
Tax reserves	(1.9)	(1.7)	(0.7)
Other differences, net	2.1	(1.7)	(2.2)
Change in valuation allowance	—	—	4.7

Effective income tax expense	(42.7)%	(43.9)%	(23.4)%

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

	March 31,
	2010	2009
Deferred tax assets:
Tax credits	$22,223	$21,054
Stock-based compensation	9,804	6,924
Deferred revenue	3,139	3,526
Net operating losses	3,119	13,332
Accrued expenses	1,422	447
Depreciation and amortization	1,233	1,236
Allowance for doubtful accounts the other reserves	238	88

Total deferred tax assets	$41,178	$46,607

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. During the year ended March 31, 2009, the Company made an exception by distributing approximately $3,000 from its Australia Pty. Ltd subsidiary to CommVault Systems, Inc. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $48 on March 31, 2010.
Excess tax benefits related to share based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $3,378 and $465 for the years ended March 31, 2010 and 2009.
At March 31, 2010, the Company has federal and state net operating loss (NOL) carryforwards of approximately $1,095 and $4,170, respectively. The federal NOL carryforwards expire from 2021 through 2024, and the state NOL carryforwards expire from 2017 to 2019. At March 31, 2010, the Company also has NOL carryforwards for foreign tax purposes of approximately $9,355.
At March 31, 2010, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $12,066 and $5,109, respectively. The federal research tax credit carryforwards expire from 2012 through 2030, and the state research tax credit carryforwards expire through 2025. At March 31, 2010, the Company has federal Alternative Minimum Tax credit carryforwards of $1,828.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2009 are currently under audit by the State of New Jersey. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2010. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2001 - Present

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. A reconciliation of the amounts of unrecognized tax benefits is as follows:

Balance at March 31, 2008	$4,942
Additions for tax positions related to fiscal 2009	150
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(553)

Balance at March 31, 2009	$4,539
Additions for tax positions related to fiscal 2010	447
Additions for tax positions related to prior years	127
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	116

Balance at March 31, 2010	$5,229

All of the Company’s unrecognized tax benefits at March 31, 2010 of $5,229, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $5,229 and $4,539 and the related accrued interest and penalties of $1,394 and $1,186 in Other Liabilities on the Consolidated Balance Sheet at March 31, 2010 and March 31, 2009, respectively. The Company believes that it is reasonably possible that approximately $1,400 of it currently remaining unrecognized tax benefits and approximately $500 of related accrued interest and penalties may be realized by the end of the fiscal year ending March 31, 2011 as a result of the lapse of the statue of limitations. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2010, 2009 and 2008, the Company recognized $138, $215 and $132, respectively, of interest and penalties in the Consolidated Statement of Income.
10. Employee Benefit Plan
The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. The Company may make contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. The Company has not made any contributions to the defined contribution plan.
11. Segment Information
The Company operates in one reportable segment, storage software solutions. The Company’s products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker, the chief executive officer, evaluates the performance of the Company presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of tracking distribution of resources and analyzing overall return on investment for both domestic and international operations. The chief operating decision maker does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company’s storage products or services.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Revenues by geography is based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2010	2009	2008
Revenue:
United States	$169,343	$143,047	$126,912
Other	101,682	91,472	71,391

	$271,025	$234,519	$198,303

No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2010, 2009 and 2008. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2010	2009
Long-lived assets:
United States	$4,932	$4,882
Other	2,683	2,491

	$7,615	$7,373

At March 31, 2010 and 2009, the United Kingdom had long-lived assets of $950 and $756, respectively. At March 31, 2010 and 2009, India had long-lived assets of $1,000 and $1,078, respectively. No other individual country other than the United States accounts for 10% or more of long-lived assets as of March 31, 2010 and 2009.
12. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2010
Total revenue	$60,246	$66,650	$70,691	$73,438
Gross margin	51,896	57,675	61,594	64,215
Net income	2,435	4,718	5,440	5,812
Net income per common share:
Basic (1)	$0.06	$0.11	$0.13	$0.14
Diluted (1)	$0.06	$0.11	$0.12	$0.13

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2009
Total revenue	$54,995	$63,336	$60,051	$56,137
Gross margin	47,405	55,587	52,206	48,675
Net income	3,477	4,729	3,883	239
Net income per common share:
Basic (1)	$0.08	$0.11	$0.09	$0.01
Diluted (1)	$0.08	$0.11	$0.09	$0.01

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2010, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of
CommVault Systems, Inc.
We have audited CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 of CommVault Systems, Inc. and our report dated May 18, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
MetroPark, New Jersey
May 18, 2010

Item 9B. Other Information
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2010. Information with respect to this Item is incorporated herein by reference from our 2010 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
Our Board of Directors has adopted a code of business ethics and conduct, which applies to all our employees. The code of business ethics and conduct is in addition to our code of ethics for senior financial officers. The full texts of our code of business ethics and conduct and our code of ethics for senior financial officers can be found on our website, www.commvault.com.
Item 11. Executive Compensation
Information with respect to this Item is incorporated herein by reference from our 2010 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2010 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2010 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans.
The following information is as of March 31, 2010:

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued	Exercise Price of	Future Issuance Under Equity
	Upon Exercise of	Outstanding	Compensation Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,081,002	$10.38	1,846,485
Equity compensation plans not approved by security holder	—	—	—

Totals	9,081,002	$10.38	1,846,485	(2)

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan.

(2)	On each April 1, the number of shares available for issuance under the 2006 Long-Term Stock Incentive Plan is increased, if applicable, such that the total number of shares available for awards under the 2006 Long-Term Stock Incentive Plan as of any April 1 is equal to 5% of the number of outstanding shares of our common stock on that April 1.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from our 2010 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14. Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2010 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2008, 2009 and 2010.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year
	(In thousands)
Year Ended March 31, 2008
Allowance for doubtful accounts	$311	$39	$75	$275
Valuation allowance for deferred taxes (1)	$1,280	$(1,280)	$—	$—
Year Ended March 31, 2009
Allowance for doubtful accounts	$275	$24	$106	$193
Year Ended March 31, 2010
Allowance for doubtful accounts	$193	$158	$59	$292

(1)	Adjustments associated with the Company’s assessment of its deferred tax assets. The reduction in the valuation allowance in the year ended March 31, 2008 was due to the reversal of the Company’s remaining deferred income tax valuation allowance in certain foreign tax jurisdictions. As of March 31, 2010 and 2009, the Company did not maintain a valuation allowance against any of its deferred tax assets.

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.		Description

3.1
Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

3.2		Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

3.3		Certification of Designation of Series A Junior Participating Preferred Stock of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2008).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

4.2		Rights Agreement between CommVault Systems, Inc. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated November 14, 2008).

9.1		Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.1	*	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.2	*	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.3	*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.4	*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.5	*
Employment Agreement, dated as of February 1, 2004, between CommVault Systems, Inc. and N. Robert Hammer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.6	*
Form of Employment Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.7	*
Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.8	*
Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and David West, Ron Miiller, Scott Mercer and Steven Rose (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.9	*
Form of Indemnity Agreement between CommVault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

Exhibit No.		Description

10.10
Software License Agreement, dated December 17, 2003, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.11	†
Addendum One to the License and Distribution Agreement, dated May 5, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.12	†
Addendum Two to the License and Distribution Agreement, dated November 22, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.13	†
Addendum Three to the License and Distribution Agreement, dated April 28, 2005, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.14	†
Addendum Five to the License and Distribution Agreement, dated June 6, 2006, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.15	†
CommVault Systems Amended and Restated Reseller Agreement, effective as of April 6, 2005, between CommVault Systems and Dell Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.16	†
Addendum Six to the Software License Agreement, dated August 9, 2007, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).

10.17	†
Addendum Seven to the Software License Agreement, dated March 27, 2008, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).

10.18	†
Addendum Nine to the Software License Agreement, dated September 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.19	†
Addendum Ten to the Software License Agreement, dated October 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.20
Direct Supplier Agreement, dated August 2, 2008, by and between CommVault Systems, Inc. and Dell Products L.P. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.21	†
Addendum Eleven to the Software License Agreement, dated April 9, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2009).

10.22	†
Addendum Twelve to the Software License Agreement, dated June 23, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

Exhibit No.		Description

10.23	†
Addendum Thirteen to the Software License Agreement, dated July 31, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

21.1		List of Subsidiaries of CommVault Systems, Inc.

23.1		Consent of Ernst & Young LLP

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 18, 2010.

COMMVAULT SYSTEMS, INC.
By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 18, 2010.

Signature	Title

/s/ N. ROBERT HAMMER	Chairman, President and Chief Executive Officer
N. Robert Hammer

/s/ LOUIS F. MICELI	Vice President, Chief Financial Officer
Louis F. Miceli

/s/ BRIAN CAROLAN	Vice President, Chief Accounting Officer
Brian Carolan

/s/ ALAN G. BUNTE	Director
Alan G. Bunte

/s/ FRANK J. FANZILLI, JR.	Director
Frank J. Fanzilli, Jr.

/s/ ARMANDO GEDAY	Director
Armando Geday

/s/ KEITH GEESLIN	Director
Keith Geeslin

/s/ F. ROBERT KURIMSKY	Director
F. Robert Kurimsky

/s/ DANIEL PULVER	Director
Daniel Pulver

/s/ GARY SMITH	Director
Gary Smith

/s/ DAVID F. WALKER	Director
David F. Walker