Form 10-Q
period 2010-06-30
COMMVAULT SYSTEMS INC
filed 2010-08-05
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010

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
Yes ☐ No ☑
As of July 30, 2010, there were 43,183,648 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	March 31,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$172,890	$169,518
Short-term investments	7,544	5,043
Trade accounts receivable, less allowance for doubtful accounts of $156 at June 30, 2010 and $292 at March 31, 2010	45,547	58,049
Prepaid expenses and other current assets	6,633	4,612
Deferred tax assets	16,636	16,693

Total current assets	249,250	253,915

Deferred tax assets	23,676	24,485
Property and equipment, net	6,166	6,356
Other assets	1,473	1,259

Total assets	$280,565	$286,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,724	$1,891
Accrued liabilities	21,421	25,727
Deferred revenue	83,390	83,112

Total current liabilities	107,535	110,730

Deferred revenue, less current portion	8,662	9,140
Other liabilities	6,672	7,845

Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2010 and March 31, 2010	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 43,133 shares and 43,053 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	432	431
Additional paid-in capital	244,599	239,012
Accumulated deficit	(87,415)	(81,031)
Accumulated other comprehensive income (loss)	80	(112)

Total stockholders’ equity	157,696	158,300

Total liabilities and stockholders’ equity	$280,565	$286,015

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Revenues:
Software	$28,295	$29,105
Services	38,005	31,141

Total revenues	66,300	60,246

Cost of revenues:
Software	556	741
Services	8,964	7,609

Total cost of revenues	9,520	8,350

Gross margin	56,780	51,896

Operating expenses:
Sales and marketing	35,826	30,382
Research and development	8,640	7,619
General and administrative	7,749	6,936
Depreciation and amortization	895	893

Income from operations	3,670	6,066

Interest expense	(27)	(23)
Interest income	119	113

Income before income taxes	3,762	6,156

Income tax expense	(264)	(3,721)

Net income	$3,498	$2,435

Net income per common share:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

Weighted average common shares outstanding:
Basic	43,168	41,646

Diluted	46,098	43,764

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid - In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance as of March 31, 2010	43,053	$431	$239,012	$(81,031)	$(112)	$158,300
Stock-based compensation			3,585			3,585
Tax benefits relating to share-based payments			566			566
Exercise of common stock options and vesting of restricted stock units	703	7	4,402			4,409
Repurchase of common stock	(623)	(6)	(2,966)	(9,882)		(12,854)
Net income				3,498		3,498
Foreign currency translation adjustment					192	192

Balance as of June 30, 2010	43,133	$432	$244,599	$(87,415)	$80	$157,696

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income	$3,498	$2,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	923	922
Noncash stock-based compensation	3,585	3,189
Excess tax benefits from stock-based compensation	(554)	(155)
Deferred income taxes	(448)	1,943

Changes in operating assets and liabilities:
Trade accounts receivable	11,372	3,165
Prepaid expenses and other current assets	(2,071)	(120)
Other assets	(254)	286
Accounts payable	880	(360)
Accrued liabilities	(1,707)	41
Deferred revenue	1,735	1,420
Other liabilities	(1,040)	187

Net cash provided by operating activities	15,919	12,953

Cash flows from investing activities
Purchase of short-term investments	(2,501)	—
Purchase of property and equipment	(773)	(913)

Net cash used in investing activities	(3,274)	(913)

Cash flows from financing activities
Repurchase of common stock	(12,905)	—
Proceeds from the exercise of stock options	4,409	532
Excess tax benefits from stock-based compensation	554	155

Net cash provided by (used in) financing activities	(7,942)	687

Effects of exchange rate — changes in cash	(1,331)	1,282

Net increase in cash and cash equivalents	3,372	14,009
Cash and cash equivalents at beginning of period	169,518	105,205

Cash and cash equivalents at end of period	$172,890	$119,214

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
2. Basis of Presentation
The consolidated financial statements as of June 30, 2010 and for the three months ended June 30, 2010 and 2009 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2010. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
3. Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2010 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2010. A summary of the Company’s significant accounting policies are disclosed below.
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
The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 90 days of entering into an agreement. The price for other professional services has not materially changed for the periods presented.
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
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,
	2010	2009

Net income	$3,498	$2,435

Basic net income per common share:
Basic weighted average shares outstanding	43,168	41,646

Basic net income per common share	$0.08	$0.06

Diluted net income per common share:
Basic weighted average shares outstanding	43,168	41,646
Dilutive effect of stock options and restricted stock units	2,930	2,118

Diluted weighted average shares outstanding	46,098	43,764

Diluted net income per common share	$0.08	$0.06

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 613 and 3,802 for the three months ended June 30, 2010 and 2009, respectively, because the effect would have been anti-dilutive.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of June 30, 2010, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 26% and 23% of total revenues for the three months ended June 30, 2010 and 2009, respectively. Dell accounted for 33% and 27% of accounts receivable as of June 30, 2010 and March 31, 2010, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 23% of total revenues for both the three months ended June 30, 2010 and 2009. Arrow accounted for approximately 27% and 30% of total accounts receivable as of June 30, 2010 and March 31, 2010, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of June 30, 2010, the Company’s short-term investments balance consisted of certificates of deposit.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010

Cash and cash equivalents:
Money market funds	$141,078	$143,236
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
Deferred revenue consists of the following:

	June 30, 2010	March 31, 2010
Current:
Deferred software revenue	$722	$578
Deferred services revenue	82,668	82,534

	$83,390	$83,112

Non-current:
Deferred services revenue	$8,662	$9,140

Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the three months ended June 30, 2010 and 2009, the Company includes $554 and $155, respectively, as a financing cash inflow.
Share Repurchases
The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the three months ended June 30, 2010, the Company reduced common stock and additional paid-in capital by $2,972 and accumulated deficit by $9,882.
Foreign Currency Translation
The functional currencies of the Company’s foreign operations are deemed to be the local country’s currency. Assets and liabilities of the Company’s international subsidiaries are translated at their respective period-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in Other Comprehensive Income (Loss) and are reflected as a separate component of Stockholders’ Equity.
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $128 in the three months ended June 30, 2010 and net foreign currency transaction losses of $527 in the three months ended June 30, 2009, respectively. The net foreign currency transaction losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is approximately one month. As of June 30, 2010 and March 31, 2010, the Company did not have any forward contracts outstanding. The Company recorded net realized losses of $4 and $17 in general and administrative expenses related to the settlement of forward exchange contracts in the three months ended June 30, 2010 and 2009, respectively. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
Comprehensive Income
Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders. Comprehensive income for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended
	June 30,
	2010	2009

Net income	$3,498	$2,435
Foreign currency translation adjustment	192	(107)

Total comprehensive income	$3,690	$2,328

Impact of Recently Issued Accounting Standards
In January 2010, the FASB issued guidance requiring additional disclosure for significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for such transfers. This new guidance also requires separate disclosure information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, this guidance clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The changes under this new guidance were effective for the quarterly period beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company’s fiscal year beginning April 1, 2011. The Company believes that the adoption of these new accounting pronouncements will not have a material impact on its consolidated financial position, results of operations or cash flows.
4. Credit Facility
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
The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. The Company pays a quarterly commitment fee that ranges from 0.35% to 0.50% per annum based on the unused portion of the amended and restated credit facility. As of June 30, 2010, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
5. Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of June 30, 2010, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
6. Capitalization
In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. In July 2008, the Company’s Board of Directors authorized an additional $40,000 increase to the Company’s existing share repurchase program. As of June 30, 2010, the Company has repurchased approximately $53,146 under the share repurchase authorization and may repurchase an additional $26,854 of its common stock under the current program through March 31, 2011.
On November 13, 2008, the Board of Directors of the Company adopted a Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock to shareholders of record on November 24, 2008. Each Right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of eighty dollars per one one-thousandth of a share, subject to adjustment. Of the 50,000 shares of preferred stock authorized under the Company’s certificate of incorporation, 150 have been designated as Series A Junior Participating Preferred.
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
7. Stock Plans
As of June 30, 2010, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At June 30, 2010, there were 554 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of June 30, 2010, approximately 2,145 shares were available for future issuance under the LTIP.
As of June 30, 2010, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the three months ended June 30, 2010 and 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,
	2010	2009
Dividend yield	None	None
Expected volatility	40%–42%	41%–42%
Weighted average expected volatility	41%	41%
Risk-free interest rates	2.40%–2.93%	2.30%–3.14%
Expected life (in years)	6.3	6.3
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Cost of services revenue	$101	$108
Sales and marketing	1,599	1,448
Research and development	407	481
General and administrative	1,478	1,152

Stock-based compensation expense	$3,585	$3,189

As of June 30, 2010, there was approximately $24,828 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.43 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
The following summarizes the activity for the Company’s two stock incentive plans for the three months ended June 30, 2010:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2010	8,070	$10.38
Options granted	21	23.11
Options exercised	(563)	7.84
Options forfeited	(29)	16.76
Options expired	(4)	6.70

Outstanding as of June 30, 2010	7,495	$10.59	5.83	$89,343

Vested or expected to vest as of June 30, 2010	7,397	$10.48	5.78	$88,718

Exercisable as of June 30, 2010	5,222	$8.43	4.72	$73,456

The weighted average fair value of stock options granted was $10.26 per share and $7.44 per share during the three months ended June 30, 2010 and 2009, respectively. The total intrinsic value of options exercised was $8,620 and $784 during the three months ended June 30, 2010 and 2009, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
Restricted stock unit activity for the three months ended June 30, 2010 is as follows:

		Weighted
	Number of	Average Grant
Non-vested Restricted Stock Units	Awards	Date Fair Value
Non-vested as of March 31, 2010	1,011	$15.33
Awarded	45	22.91
Released	(140)	12.61
Forfeited	(24)	16.53

Non-vested as of June 30, 2010	892	$16.10

8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carry forwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. In addition, the Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. As of June 30, 2010, the Company does not maintain a valuation allowance against any of its deferred tax assets.
Income tax expense was $264 in the three months ended June 30, 2010 compared to $3,721 in the three months ended June 30, 2009. The effective tax rate in the three months ended June 30, 2010 was 7% as compared to 60% in the three months ended June 30, 2009. The effective rate in the three months ended June 30, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1,080 as a result of the expiration of a statue of limitations in a foreign jurisdiction.
The effective rate in the three months ended June 30, 2009 is higher than the expected federal statutory rate of 35% primarily due to state income taxes, tax return to accrual adjustments and the correction of a prior period error. During the quarter ended June 30, 2009, the Company identified a prior period error of approximately $915 related to estimated foreign tax credits associated with the Company’s Netherlands branch that were improperly recorded as deferred tax assets during the fiscal year ending March 31, 2008. The Company concluded that this error is not material to any annual fiscal period.
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

Balance at March 31, 2010	$5,229
Additions for tax positions related to fiscal 2011	45
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	(751)
Foreign currency translation adjustment	(101)

Balance at June 30, 2010	$4,422

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
During the three months ended June 30, 2010, the Company recognized $751 of previously unrecognized tax benefits and approximately $329 of related accrued interest and penalties totaling $1,080 as a result of the expiration of a statue of limitations in a foreign jurisdiction. The Company believes that it is reasonably possible that approximately $650 of the currently remaining unrecognized tax benefits and approximately $160 of related accrued interest and penalties may also be realized by the end of the fiscal year ending March 31, 2011 as a result of the lapse of the statue of limitations.
All of the Company’s unrecognized tax benefits at June 30, 2010 of $4,422, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,422 and $5,229 and the related accrued interest and penalties of $1,062 and $1,394 in Other Liabilities on the Consolidated Balance Sheet at June 30, 2010 and March 31, 2010, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the three months ended June 30, 2010 and 2009, the Company recognized $38 and $35, respectively, of interest and penalties in the Consolidated Statement of Income.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2009 are currently under audit by the State of New Jersey. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of June 30, 2010. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2005 - Present
9. Subsequent Events
On July 29, 2010, the Company’s Board of Directors authorized a $40,000 increase to the Company’s existing share repurchase program and extended the expiration of the stock repurchase program to March 31, 2012. As of August 5, 2010, the Company has repurchased $53,146 of common stock out of the $120,000 in total that is now authorized under its stock repurchase program. As a result, the Company may repurchase an additional $66,854 of its common stock through March 31, 2012.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of June 30, 2010, we had licensed our software applications to approximately 12,500 registered customers.
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
We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 66% of our total software revenue for the three months ended June 30, 2010 and 61% of our total software revenue for fiscal 2010. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in the percentage of software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 7 and Simpana 8 software suites. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will continue to increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the next few fiscal years.
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
Sources of Revenues
We derive the majority of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 43% of our total revenues for the three months ended June 30, 2010 and 48% for the three months ended June 30, 2009.
In recent fiscal years, we have generated approximately 62% of our software revenue from our existing customer base and approximately 38% of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2011, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 44% of our total software revenue in the three months ended June 30, 2010 and approximately 40% of our software revenue in the three months ended June 30, 2009.
Software revenue generated through indirect distribution channels was approximately 83% of total software revenue in the three months ended June 30, 2010 and 81% in the three months ended June 30, 2009. Software revenue generated through direct distribution channels was approximately 17% of total software revenue in the three months ended June 30, 2010 and 19% in the three months ended June 30, 2009. The shift in the percentage of software revenue growth generated through our indirect distribution channels compared to our direct sales force in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily the result of a higher percentage of enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 26% of our total revenues for the three months ended June 30, 2010 and 23% of our total revenues for the three months ended June 30, 2009.
We have original equipment manufacturer agreements primarily with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 8% of our total revenues for the three months ended June 30, 2010 and 10% of our total revenues for the three months ended June 30, 2009.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 23% of our total revenues through Arrow in both the three months ended June 30, 2010 and 2009. Avnet’s total revenue contribution was not material in the three months ended June 30, 2010. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreements with Arrow or Avnet were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.
Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 57% of our total revenues for the three months ended June 30, 2010 and 52% for the three months ended June 30, 2009. The gross margin of our services revenue was 76.4% for the three months ended June 30, 2010 and 75.6% for the three months ended June 30, 2009. The increase in the gross margin of our services revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.0% for three months ended June 30, 2010, and 97.5% for the three months ended June 30, 2009. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 36% of our total revenue for the three months ended June 30, 2010 and 38% in fiscal 2010. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the corresponding fiscal 2010 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for the three months ended June 30, 2010 would have been lower by approximately $0.3 million, $0.1 million and $0.2 million, respectively.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $0.1 million in the three months ended June 30, 2010 and net foreign currency transaction losses of $0.5 million in the three months ended June 30, 2009.

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
Stock-Based Compensation
As of June 30, 2010, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions, which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value.
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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the quarter ended June 30, 2010 and June 30, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010	2009
Dividend yield	None	None
Expected volatility	40% – 42%	41% – 42%
Weighted average expected volatility	41%	41%
Risk-free interest rates	2.40% – 2.93%	2.30% – 3.14%
Expected life (in years)	6.3	6.3
The weighted average fair value of stock options granted was $10.26 per share during the three months ended June 30, 2010, and $7.44 per share during the three months ended June 30, 2009. In addition, the weighted average fair value of restricted stock units awarded was $22.91 per share during the three months ended June 30, 2010, and $14.82 per share during the three months ended June 30, 2009.
As of June 30, 2010, there was approximately $24.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.43 years.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2010, we had deferred tax assets of approximately $40.3 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of June 30, 2010, we do not maintain a valuation allowance against any of our deferred tax assets.
As of June 30, 2010, we had unrecognized tax benefits of $4.4 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.1 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.4 million and the related accrued interest and penalties of $1.1 million are included in Other Liabilities on the Consolidated Balance Sheet. During the three months ended June 30, 2010, we recognized $0.8 million of previously unrecognized tax benefits and $0.3 million of related accrued interest and penalties totaling $1.1 million as a result of the expiration of a statue of limitations in a foreign jurisdiction. We believe that it is reasonably possible that approximately $0.7 million of our currently remaining unrecognized tax benefits and approximately $0.2 million of related accrued interest and penalties may also be realized by the end of fiscal 2011 as a result of the lapse of the statue of limitations.
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

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of June 30, 2010. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2005 - Present
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
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended
	June 30,
	2010	2009

Revenues:
Software	43%	48%
Services	57	52

Total revenues	100%	100%

Cost of revenues:
Software	1%	1%
Services	14	13

Total cost of revenues	14%	14%

Gross margin	86%	86%
Three Months ended June 30, 2010 compared to three months ended June 30, 2009
Revenues
Total revenues increased $6.1 million, or 10%, from $60.2 million in the three months ended June 30, 2009 to $66.3 million in the three months ended June 30, 2010.
Software Revenue. Software revenue decreased $0.8 million, or 3%, from $29.1 million in the three months ended June 30, 2009 to $28.3 million in the three months ended June 30, 2010. Software revenue represented 43% of our total revenues in the three months ended June 30, 2010 compared to 48% in the three months ended June 30, 2009. The decrease in software revenue is primarily due to lower software revenue derived from our foreign locations, which decreased 7% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Software revenue from our U.S. operations was flat in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 44% of our software revenue in the three months ended June 30, 2010 and approximately 40% of our software revenue in the three months ended June 30, 2009. As a result, enterprise software transactions increased by $0.8 million, or 7%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was primarily driven by a higher average dollar amount of such transactions, partially offset by a 6% decrease in the total number of transactions of this type. The average dollar amount of such transactions was approximately $250,000 in the three months ended June 30, 2010 and approximately $220,000 in the three months ended June 30, 2009. The increase in enterprise software transactions was offset by a 9% decrease in software transactions less than $0.1 million as a result of lower software revenue transactions of this type from both our U.S. operations and foreign locations.
Software revenue through our direct sales force decreased $0.6 million, or 10%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $0.2 million, or 1%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.
Services Revenue. Services revenue increased $6.9 million, or 22%, from $31.1 million in the three months ended June 30, 2009 to $38.0 million in the three months ended June 30, 2010. Services revenue represented 57% of our total revenues in the three months ended June 30, 2010 compared to 52% in the three months ended June 30, 2009. The increase in services revenue is primarily due to a $6.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $1.2 million, or 14%, from $8.4 million in the three months ended June 30, 2009 to $9.5 million in the three months ended June 30, 2010. Total cost of revenues represented 14% of our total revenues in both the three months ended June 30, 2010 and the three months ended June 30, 2009.
Cost of Software Revenue. Cost of software revenue decreased approximately $0.2 million, or 25%, from $0.7 million in the three months ended June 30, 2009 to $0.6 million in the three months ended June 30, 2010. Cost of software revenue represented 2% of our total software revenue in the three months ended June 30, 2010 and 3% of our total software revenue in the three months ended June 30, 2009. The decrease in cost of software revenue is primarily due to lower distribution, third-party media and royalty costs as a result of the lower software revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Cost of Services Revenue. Cost of services revenue increased $1.4 million, or 18%, from $7.6 million in the three months ended June 30, 2009 to $9.0 million in the three months ended June 30, 2010. Cost of services revenue represented 24% of our services revenue in both the three months ended June 30, 2010 and 2009. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $1.0 million as well as a $0.1 million increase in third-party outsourcing costs to facilitate our services revenue growth.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $5.4 million, or 18%, from $30.4 million in the three months ended June 30, 2009 to $35.8 million in the three months ended June 30, 2010. The increase is primarily due to a $3.2 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. Sales and marketing expenses also increased due to a $0.9 million increase in advertising and marketing related expenses as well as a $0.8 million increase in travel and related expenses primarily due to higher headcount. Sales and marketing expenses as a percentage of total revenues increased to 54% in the three months ended June 30, 2010 from 50% in the three months ended June 30, 2009.

Research and Development. Research and development expenses increased $1.0 million, or 13%, from $7.6 million in the three months ended June 30, 2009 to $8.6 million in the three months ended June 30, 2010. The increase is primarily due to $0.6 million of higher employee compensation and related expenses resulting from the expansion of our engineering group and a $0.3 million increase in legal expenses associated with patent registration of our intellectual property. Research and development expenses as a percentage of total revenues were relatively flat at 13% in both the three months ended June 30, 2010 and 2009. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $0.8 million, or 12%, from $6.9 million in the three months ended June 30, 2009 to $7.7 million in the three months ended June 30, 2010. This increase is primarily due to a $0.3 million increase in employee and related compensation due to higher headcount, a $0.3 million increase in stock-based compensation expense and a $0.2 million increase in compliance and legal costs. General and administrative expenses as a percentage of total revenues were relatively flat at 12% in both the three months ended June 30, 2010 and 2009.
Depreciation and Amortization. Depreciation expense was relatively flat at $0.9 million in both the three months ended June 30, 2010 and 2009.
Income Tax Expense
Income tax expense was $0.3 million in the three months ended June 30, 2010 compared to $3.7 million in the three months ended June 30, 2009. The effective tax rate in the three months ended June 30, 2010 was 7% as compared to 60% in the three months ended June 30, 2009. The effective rate in the three months ended June 30, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1.1 million as a result of the expiration of a statue of limitations in a foreign jurisdiction.
The effective rate in the three months ended June 30, 2009 is higher than the expected federal statutory rate of 35% primarily due to state income taxes, tax return to accrual adjustments and the correction of a prior period error. During the quarter ended June 30, 2009, we identified a prior period error of approximately $0.9 million related to estimated foreign tax credits associated with our Netherlands branch that were improperly recorded as deferred tax assets during the fiscal year ending March 31, 2008. We concluded that this error is not material to any annual fiscal period.
Liquidity and Capital Resources
As of June 30, 2010, our cash and cash equivalents balance of $172.9 million primarily consisted of money market funds. In addition, we have approximately $7.5 million of short-term investments invested in certificates of deposit at June 30, 2010. In recent fiscal years, our principal sources of liquidity have been cash provided by operations. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock and cash provided from our public offerings of common stock.
On July 9, 2009, we entered into an amended and restated credit facility in which we can borrow up to $30.0 million over a three year period. Borrowings under the facility are available to repurchase our common stock under our share repurchase program and to provide for working capital and general corporate purposes. Repayments of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 9, 2012. The credit facility also requires that certain financial covenants be met on a quarterly basis. The amended and restated credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at our option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. As of June 30, 2010, we were in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.

As of June 30, 2010, our Board of Directors had approved a stock repurchase plan in which we were authorized to repurchase up to a total of $80.0 million of our common stock through March 31, 2011. On July 29, 2010, our Board of Directors authorized a $40.0 million increase to our existing stock repurchase program and extended the expiration of the stock repurchase plan to March 31, 2012. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the three months ended June 30, 2010, we repurchased 0.6 million shares of common stock under our share repurchase plan with a total cost of $12.9 million. As of June 30, 2010, we have repurchased approximately $53.1 million, or 3.5 million shares, under our stock repurchase plan at an average purchase price of $15.28 per share. As a result, we may repurchase an additional $66.9 million of our common stock through March 31, 2012.
The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. Under our stock repurchase program, we have bought back approximately 8.0% of the common stock that was outstanding at the time the stock repurchase program was announced. In addition, at the time we implemented our stock repurchase program in late fiscal 2008 we believed that our share price was undervalued and the best use for a portion of our cash balance was to repurchase some of our outstanding common stock. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.
Our summarized annual cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Cash provided by operating activities	$15,919	$12,953
Net Cash used in investing activities	(3,274)	(913)
Net Cash provided by (used in) financing activities	(7,942)	687
Effects of exchange rate-changes in cash	(1,331)	1,282

Net increase in cash and cash equivalents	$3,372	$14,009

Net cash provided by operating activities was $15.9 million in the three months ended June 30, 2010 and $13.0 million in the three months ended June 30, 2009. In the three months ended June 30, 2010, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, and a decrease in accounts receivable as a result of strong collection efforts during the quarter and lower sequential revenues in the first quarter of fiscal 2011. In the three months ended June 30, 2009, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, a decrease in accounts receivable as a result of strong collection efforts and an increase in deferred services revenue.
Net cash used in investing activities was $3.3 million in the three months ended June 30, 2010 and $0.9 million in the three months ended June 30, 2009. In the three months ended June 30, 2010, cash used in investing activities was due to purchases of short-term investments of $2.5 million as well as the purchase of property and equipment of $0.8 million as we continue to invest in and enhance our global infrastructure. In the three months ended June 30, 2009, cash used in investing activities was due to purchases of property and equipment related to the growth in our business. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
Net cash provided by (used in) financing activities was $(7.9) million in the three months ended June 30, 2010 and $0.7 million in the three months ended June 30, 2009. The cash used in financing activities in the three months ended June 30, 2010 was due to $12.9 million used to repurchase shares of our common stock under our repurchase program, partially offset by $4.4 million of proceeds from the exercise of stock options and $0.6 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in the three months ended June 30, 2009 was due to $0.5 million proceeds from the exercise of stock options and $0.2 million of excess tax benefits recognized as a result of the stock option exercises.

Working capital decreased $1.5 million from $143.2 million as of March 31, 2010 to $141.7 million as of June 30, 2010. The decrease in working capital is primarily due to a $12.5 million decrease in accounts receivable, partially offset by a $5.9 million increase in cash and short-term investments and a $4.3 million decrease in accrued liabilities. The decrease in accounts receivable of $12.5 million is primarily due to the sequential revenue decrease in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. The increase in cash and short-term investments of $5.9 million was negatively impacted by the repurchase of approximately $12.9 million of our common stock under our share repurchase program.
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
Off-Balance Sheet Arrangements
As of June 30, 2010, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards
In January 2010, the FASB issued guidance requiring additional disclosure for significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for such transfers. This new guidance also requires separate disclosure information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, this guidance clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The changes under this new guidance were effective for the quarterly period beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for our fiscal year beginning April 1, 2011. We believe that the adoption of these new accounting pronouncements will not have a material impact on our consolidated financial position, results of operations or cash flows.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2010, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

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
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 36% of our sales were outside the United States in the three months ended June 30, 2010 and approximately 38% were outside the United States in fiscal 2010. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.1 million in the three months ended June 30, 2010 and approximately $0.5 million in the three months ended June 30, 2009. The net foreign currency transaction losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is approximately one month. As of June 30, 2010 and 2009, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses of less than a $0.1 million in both the three months ending June 30, 2010 and 2009. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
As of June 30, 2010, we have repurchased $53.1 million of common stock in total that is authorized under our share repurchase program. Set forth below is information regarding our stock repurchases during the three months ended June 30, 2010:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Amount of Shares
	Total	Average	Part of	That May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced	the Plan
Period (1)	Purchased	Share	Plan	(In Thousands) (2)

April 1 — April 30, 2010	1,900	$20.54	1,900	$39,671
May 1 — May 31, 2010	305,600	$19.95	305,600	$33,573
June 1 — June 30, 2010	315,940	$21.27	315,940	$26,854

Total	623,440	$20.62	623,440	$26,854

(1)	Based on trade date, not settlement date

(2)	On July 29, 2010, our Board of Directors authorized a $40.0 million increase to our existing share repurchase program. As of August 5, 2010, we have repurchased $53.1 million of common stock out of the $120.0 million in total that is now authorized under our share repurchase program. As a result, we may repurchase an additional $66.9 million of our common stock through March 31, 2012.
Item 3. Defaults upon Senior Securities
None
Item 4. [Removed and Reserved]
Item 5. Other Information
None
Item 6. Exhibits
A list of exhibits filed herewith is included on the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CommVault Systems, Inc.
Dated: August 5, 2010	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: August 5, 2010	By:	/s/ Louis F. Miceli
Louis F. Miceli
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document