Form 10-Q
period 2010-12-31
COMMVAULT SYSTEMS INC
filed 2011-02-03
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2010

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
Yes ☐       No ☑
As of January 28, 2011, there were 43,593,955 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31,	March 31,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$191,393	$169,518
Short-term investments	2,150	5,043
Trade accounts receivable, less allowance for doubtful accounts of $214 at December 31, 2010 and $292 at March 31, 2010	65,648	58,049
Prepaid expenses and other current assets	5,786	4,612
Deferred tax assets	16,490	16,693

Total current assets	281,467	253,915

Deferred tax assets	23,867	24,485
Property and equipment, net	6,516	6,356
Other assets	1,645	1,259

Total assets	$313,495	$286,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,763	$1,891
Accrued liabilities	28,340	25,727
Deferred revenue	90,833	83,112

Total current liabilities	120,936	110,730

Deferred revenue, less current portion	12,334	9,140
Other liabilities	7,219	7,845

Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2010 and March 31, 2010	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 43,536 shares and 43,053 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	436	431
Additional paid-in capital	261,342	239,012
Accumulated deficit	(89,073)	(81,031)
Accumulated other comprehensive income (loss)	301	(112)

Total stockholders’ equity	173,006	158,300

Total liabilities and stockholders’ equity	$313,495	$286,015

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues:
Software	$41,769	$35,223	$105,822	$97,844
Services	41,860	35,468	119,333	99,743

Total revenues	83,629	70,691	225,155	197,587

Cost of revenues:
Software	628	724	1,786	2,313
Services	9,526	8,373	27,405	24,109

Total cost of revenues	10,154	9,097	29,191	26,422

Gross margin	73,475	61,594	195,964	171,165

Operating expenses:
Sales and marketing	43,877	35,256	118,262	100,216
Research and development	9,600	8,812	26,855	24,612
General and administrative	8,535	7,521	24,676	21,960
Depreciation and amortization	978	882	2,786	2,660

Income from operations	10,485	9,123	23,385	21,717

Interest expense	(27)	(32)	(80)	(78)
Interest income	162	91	435	293

Income before income taxes	10,620	9,182	23,740	21,932

Income tax expense	(3,368)	(3,742)	(7,571)	(9,339)

Net income	$7,252	$5,440	$16,169	$12,593

Net income per common share:
Basic	$0.17	$0.13	$0.37	$0.30

Diluted	$0.16	$0.12	$0.35	$0.28

Weighted average common shares outstanding:
Basic	43,318	42,270	43,132	41,929

Diluted	46,209	45,485	46,084	44,670

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance as of March 31, 2010	43,053	$431	$239,012	$(81,031)	$(112)	$158,300
Stock-based compensation			11,148			11,148
Tax benefits relating to share-based payments			4,562			4,562
Exercise of common stock options and vesting of restricted stock units	2,040	21	13,850			13,871
Repurchase of common stock	(1,557)	(16)	(7,230)	(24,211)		(31,457)
Net income				16,169		16,169
Foreign currency translation adjustment					413	413

Balance as of December 31, 2010	43,536	$436	$261,342	$(89,073)	$301	$173,006

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009

Cash flows from operating activities
Net income	$16,169	$12,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,881	2,745
Noncash stock-based compensation	11,148	11,406
Excess tax benefits from stock-based compensation	(4,563)	(2,669)
Deferred income taxes	(2,075)	2,792

Changes in operating assets and liabilities:
Accounts receivable	(7,035)	(5,062)
Prepaid expenses and other current assets	(1,143)	(1,981)
Other assets	(349)	195
Accounts payable	(135)	(445)
Accrued liabilities	9,521	4,735
Deferred revenue	9,709	10,225
Other liabilities	(672)	542

Net cash provided by operating activities	33,456	35,076

Cash flows from investing activities
Purchase of short-term investments	(2,751)	(4,293)
Proceeds from maturity of short-term investments	5,644	—
Purchase of property and equipment	(3,000)	(2,351)

Net cash used in investing activities	(107)	(6,644)

Cash flows from financing activities
Repurchase of common stock	(31,506)	—
Proceeds from the exercise of stock options	13,871	6,000
Excess tax benefits from stock-based compensation	4,563	2,669

Net cash provided by (used in) financing activities	(13,072)	8,669

Effects of exchange rate — changes in cash	1,598	2,044

Net increase in cash and cash equivalents	21,875	39,145
Cash and cash equivalents at beginning of period	169,518	105,205

Cash and cash equivalents at end of period	$191,393	$144,350

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
2. Basis of Presentation
The consolidated financial statements as of December 31, 2010 and for the three and nine months ended December 31, 2010 and 2009 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2010. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The balance sheet as of March 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
3. Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2010 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2010. A summary of the Company’s significant accounting policies is disclosed below.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis, on a capacity basis or as site licenses. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that the Company recognize revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
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
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income	$7,252	$5,440	$16,169	$12,593

Basic net income per common share:
Basic weighted average shares outstanding	43,318	42,270	43,132	41,929

Basic net income per common share	$0.17	$0.13	$0.37	$0.30

Diluted net income per common share:
Basic weighted average shares outstanding	43,318	42,270	43,132	41,929
Dilutive effect of stock options and restricted stock units	2,891	3,215	2,952	2,741

Diluted weighted average shares outstanding	46,209	45,485	46,084	44,670

Diluted net income per common share	$0.16	$0.12	$0.35	$0.28

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 1,331 and 459 for the three months ended December 31, 2010 and 2009, respectively, and 877 and 803 for the nine months ended December 31, 2010 and 2009, respectively, because the effect would have been anti-dilutive.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of December 31, 2010, the Company’s cash and cash equivalents balance consisted primarily of money market funds.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 23% and 25% of total revenues for the nine months ended December 31, 2010 and 2009, respectively. Dell accounted for 21% and 27% of accounts receivable as of December 31, 2010 and March 31, 2010, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 25% and 24% of total revenues for the nine months ended December 31, 2010 and 2009, respectively. Arrow accounted for approximately 33% and 30% of total accounts receivable as of December 31, 2010 and March 31, 2010, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of December 31, 2010, the Company’s short-term investments balance consisted of certificates of deposit.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
Cash and cash equivalents:
Money market funds	$161,170	$143,236
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
Deferred revenue consists of the following:

	December 31, 2010	March 31, 2010
Current:
Deferred software revenue	$377	$578
Deferred services revenue	90,456	82,534

	$90,833	$83,112

Non-current:
Deferred services revenue	$12,334	$9,140

Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the nine months ended December 31, 2010 and 2009, the Company includes $4,563 and $2,669, respectively, as a financing cash inflow.
Share Repurchases
The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the nine months ended December 31, 2010, the Company reduced common stock and additional paid-in capital by $7,246 and accumulated deficit by $24,211.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized a net foreign currency transaction gain of $133 and a net foreign transaction loss of $310 in the three and nine months ended December 31, 2010, respectively, and net foreign currency transaction losses of $150 and $727 in the three and nine months ended December 31, 2009, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is approximately one month. As of December 31, 2010 and March 31, 2010, the Company did not have any forward contracts outstanding. In the three and nine months ended December 31, 2010, the Company recorded net realized gains of $16 and $40, respectively, in general and administrative expenses related to the settlement of forward exchange contracts. In the three and nine months ended December 31, 2009, the Company recorded net realized gains of $22 and $5, respectively, in general and administrative expenses related to the settlement of a forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.
Comprehensive Income
Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders. Comprehensive income for the three and nine months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income	$7,252	$5,440	$16,169	$12,593
Foreign currency translation adjustment	51	96	413	(109)

Total comprehensive income	$7,303	$5,536	$16,582	$12,484

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
The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. The Company pays a quarterly commitment fee that ranges from 0.35% to 0.50% per annum based on the unused portion of the amended and restated credit facility. As of December 31, 2010, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
5. Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of December 31, 2010, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
6. Capitalization
In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. The Company’s Board of Directors authorized additional increases of $40,000 in July 2008 and $40,000 in July 2010 to the Company’s existing share repurchase program. As of December 31, 2010, the Company is authorized to repurchase up to a total of $120,000 of its common stock through March 31, 2012. As of December 31, 2010, the Company has repurchased approximately $71,748 under the share repurchase authorization and may repurchase an additional $48,252 of its common stock under the current program through March 31, 2012.
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
7. Stock Plans
As of December 31, 2010, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At December 31, 2010, there were 556 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of December 31, 2010, approximately 862 shares were available for future issuance under the LTIP.
As of December 31, 2010, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. During the nine months ended December 31, 2010, the Company granted a total of 53 stock options and 28 restricted stock units to members of the Company’s Board of Directors that vest over a one year period. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the nine months ended December 31, 2010 and 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	42%-45%	42%-45%	40%-45%	41%-45%
Weighted average expected volatility	45%	42%	45%	42%
Risk-free interest rates	1.18%-2.46%	2.63%-2.69%	1.18%-2.93%	2.30%-3.14%
Expected life (in years)	6.2	6.4	6.2	6.3
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of services revenue	$101	$104	$275	$350
Sales and marketing	1,887	1,554	5,041	5,170
Research and development	464	533	1,222	1,765
General and administrative	1,736	1,325	4,610	4,121

Stock-based compensation expense	$4,188	$3,516	$11,148	$11,406

As of December 31, 2010, there was approximately $37,892 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.76 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
The following summarizes the activity for the Company’s two stock incentive plans for the nine months ended December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
Options	Options	Price	(Years)	Value
Outstanding as of March 31, 2010	8,070	$10.38
Options granted	1,065	26.89
Options exercised	(1,709)	8.12
Options forfeited	(138)	15.31
Options expired	(15)	12.09

Outstanding as of December 31, 2010	7,273	$13.24	6.32	$111,995

Vested or expected to vest as of December 31, 2010	7,137	12.97	6.24	111,093

Exercisable as of December 31, 2010	4,598	$9.25	4.94	$89,054

The weighted average fair value of stock options granted was $12.21 per share and $12.11 per share during the three and nine months ended December 31, 2010, respectively, and $10.27 per share and $9.35 per share during the three and nine months ended December 31, 2009, respectively. The total intrinsic value of options exercised was $9,985 and $29,520 during the three and nine months ended December 31, 2010, respectively, and $5,964 and $9,732 during the three and nine months ended December 31, 2009, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted stock unit activity for the nine months ended December 31, 2010 is as follows:

		Weighted
	Number of	Average Grant
Non-vested Restricted Stock Units	Awards	Date Fair Value

Non-vested as of March 31, 2010	1,011	$15.33
Awarded	462	26.35
Released	(331)	14.40
Forfeited	(82)	17.05

Non-vested as of December 31, 2010	1,060	$20.30

8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes. The Company’s net deferred tax assets relate primarily to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carry forwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. In addition, the Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. As of December 31, 2010, the Company does not maintain a valuation allowance against any of its deferred tax assets.
Income tax expense was $3,368 and $7,571 in the three and nine months ended December 31, 2010 compared to $3,742 and $9,339 in the three and nine months ended December 31, 2009. The effective tax rate in both the three and nine months ended December 31, 2010 was 32%. The effective rate in the three months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reinstatement of the research and development tax credit, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. The effective rate in the nine months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1,080 as a result of the expiration of a statute of limitations in a foreign jurisdiction as well as the reinstatement of the research and development tax credit, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
The provision for income taxes for the three and nine months ended December 31, 2009 was $3,742 and $9,339, respectively, with effective tax rates of approximately 41% and 43%, respectively. In the three months ended December 31, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences mainly in the United States, partially offset by research and foreign tax credits. In the nine months ended December 31, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, permanent differences mainly in the United States and adjustments to tax reserves, partially offset by research and foreign tax credits as well as tax return accrual adjustments.
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

Balance at March 31, 2010	$5,229
Additions for tax positions related to fiscal 2011	343
Additions for tax positions related to prior years	86
Settlements	—
Reductions related to the expiration of statutes of limitations	(751)
Foreign currency translation adjustment	(4)

Balance at December 31, 2010	$4,903

During the nine months ended December 31, 2010, the Company recognized $751 of previously unrecognized tax benefits and approximately $329 of related accrued interest and penalties totaling $1,080 as a result of the expiration of a statute of limitations in a foreign jurisdiction. The Company believes that it is reasonably possible that approximately $665 of the currently remaining unrecognized tax benefits and approximately $165 of related accrued interest and penalties may also be realized by the end of the fiscal year ending March 31, 2011 as a result of the lapse of the statute of limitations.
All of the Company’s unrecognized tax benefits at December 31, 2010 of $4,903, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,903 and $5,229 and the related accrued interest and penalties of $1,181 and $1,394 in Other Liabilities on the Consolidated Balance Sheet at December 31, 2010 and March 31, 2010, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the nine months ended December 31, 2010 and 2009, the Company recognized $116 and $105, respectively, of interest and penalties in the Consolidated Statement of Income.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — Unaudited (continued)
(In thousands, except per share data)
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2010. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2006 - Present

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of December 31, 2010, we had licensed our software applications to approximately 13,500 registered customers.
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
In August 2010, our CommVault Simpana 9.0 software suite (“Simpana 9”) was made available for public release. We believe that Simpana 9, which builds on and significantly expands our CommVault Simpana 8.0 software suite (“Simpana 8”), allows customers to deploy a modern data management solution to achieve gains in efficiency, cost optimization and scale. We believe that Simpana 9 solves real-world IT challenges with major technology advancements, including increased virtualization scalability and performance, integrated source and target data deduplication, automatic and transparent integration with hardware array-based snapshots, as well as new tools that ease migration to our next generation Simpana 9 platform.
In January 2009, Simpana 8.0 was made available for public release. Simpana 8 included advances in recovery management, data reduction, virtual server protection and content organization. In addition, we believe that Simpana 8 met a broad spectrum of customer’s discovery and recovery management requirements and eliminated the need for a myriad of point level products.
We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 60% of our total software revenue for the nine months ended December 31, 2010 and 63% of our total software revenue for the nine months ended December 31, 2009. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The dollar value increase in the software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 8 and Simpana 9 software suites. We anticipate that ADIM software revenue as an overall percentage of our total software revenue will increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the next few fiscal years.

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
Sources of Revenues
Historically, we have derived approximately half of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 47% of our total revenues for the nine months ended December 31, 2010 and 50% for the nine months ended December 31, 2009.
In recent fiscal years, we have generated approximately 62% of our software revenue from our existing customer base and approximately 38% of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2011, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 47% of our total software revenue in the nine months ended December 31, 2010 and approximately 45% of our total software revenue for the nine months ended December 31, 2009.

Software revenue generated through indirect distribution channels was approximately 83% of total software revenue in the nine months ended December 31, 2010 and was approximately 85% of total software revenue in the nine months ended December 31, 2009. Software revenue generated through direct distribution channels was approximately 17% of total software revenue in the nine months ended December 31, 2010 and was approximately 15% of total software revenue in the nine months ended December 31, 2009. The dollar value of software revenue generated through indirect distribution channels increased approximately $5.1 million in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. The dollar value of software revenue generated through direct distribution channels increased $2.9 million in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. The increase in the dollar value of software revenue growth generated through our indirect distribution channels compared to our direct sales force in the nine months ended December 31, 2010 is primarily the result of an increase in software revenue from our international operations, which is almost exclusively transacted through indirect distribution. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 23% of our total revenues for the nine months ended December 31, 2010 and 25% of our total revenues for the nine months ended December 31, 2009.
We have original equipment manufacturer agreements primarily with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is sometimes generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 9% of our total revenues for the both nine months ended December 31, 2010 and the nine months ended December 31, 2009.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 25% of our total revenues through Arrow in the nine months ended December 31, 2010 and approximately 24% in the nine months ended December 31, 2009. Avnet’s total revenue contribution was not material in the nine months ended December 31, 2010. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreements with Arrow or Avnet were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.
Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 53% of our total revenues for the nine months ended December 31, 2010 and 50% for the nine months ended December 31, 2009.
The gross margin of our services revenue was 77.0% for the nine months ended December 31, 2010 and 75.8% for the nine months ended December 31, 2009. The increase in the gross margin of our services revenue in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.3% for nine months December 31, 2010, and 97.6% for the nine months ended December 31, 2009. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 38% of our total revenue for both the nine months ended December 31, 2010 and in fiscal 2010. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the corresponding fiscal 2010 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for the three months ended December 31, 2010 would have been higher by approximately $0.3 million, by less than $0.1 million, and $0.2 million, respectively. For the nine months ended December 31, 2010, our total revenues, cost of revenues and operating expenses from the non-U.S. operations would have been higher by approximately $0.9 million, by less than $0.1 million, and $0.5 million, respectively.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.1 million and net foreign currency transaction losses of $0.3 million in the three and nine months ended December 31, 2010, respectively, and net foreign currency transaction losses of $0.2 million and $0.7 million in the three and nine months ended December 31, 2009, respectively.
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
Our software licenses typically provide for a perpetual right to use our software and are sold on a per-copy basis, on a capacity basis or as site licenses. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. We recognize software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when the other three basic revenue recognition criteria are met as described in the revenue recognition section in Note 3 of our “Notes to Consolidated Financial Statements.” We recognize software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that we recognize revenue when the basic revenue recognition criteria are met and these channels complete the sale of our software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
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
Stock-Based Compensation
As of December 31, 2010, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions, which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of SFAS 123 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value.
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

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during both the nine months ended December 31, 2010 and December 31, 2009 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.
The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	42%-45%	42%-45%	40%-45%	41%-45%
Weighted average expected volatility	45%	42%	45%	42%
Risk-free interest rates	1.18%-2.46%	2.63%-2.69%	1.18%-2.93%	2.30%-3.14%
Expected life (in years)	6.2	6.4	6.2	6.3
The weighted average fair value of stock options granted was $12.21 per share and $12.11 per share during the three and nine months ended December 31, 2010, respectively, and $10.27 per share and $9.35 per share during the three and nine months ended December 31, 2009. In addition, the weighted average fair value of restricted stock units awarded was $27.31 per share and $26.35 per share during the three and nine months ended December 31, 2010, respectively, and $22.37 per share and $20.41 per share during the three and nine months ended December 31, 2009, respectively.
As of December 31, 2010, there was approximately $37.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.76 years.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2010, we had deferred tax assets of approximately $40.4 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2010, we do not maintain a valuation allowance against any of our deferred tax assets.
As of December 31, 2010, we had unrecognized tax benefits of $4.9 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.2 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.9 million and the related accrued interest and penalties of $1.2 million are included in Other Liabilities on the Consolidated Balance Sheet. During the nine months ended December 31, 2010, we recognized $0.8 million of previously unrecognized tax benefits and $0.3 million of related accrued interest and penalties totaling $1.1 million as a result of the expiration of a statute of limitations in a foreign jurisdiction. We believe that it is reasonably possible that approximately $0.7 million of our currently remaining unrecognized tax benefits and approximately $0.2 million of related accrued interest and penalties may also be realized by the end of fiscal 2011 as a result of the lapse of the statute of limitations.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom.
The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2010. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2006 - Present
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
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues:
Software	50%	50%	47%	50%
Services	50	50	53	50

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	11	12	12	12

Total cost of revenues	12%	13%	13%	13%

Gross margin	88%	87%	87%	87%
Three Months ended December 31, 2010 compared to three months ended December 31, 2009
Revenues
Total revenues increased $12.9 million, or 18%, from $70.7 million in the three months ended December 31, 2009 to $83.6 million in the three months ended December 31, 2010.
Software Revenue. Software revenue increased $6.5 million, or 19%, from $35.2 million in the three months ended December 31, 2009 to $41.8 million in the three months ended December 31, 2010. Software revenue represented 50% of our total revenues in both the three months ended December 31, 2010 and 2009. The increase in software revenue is primarily due to increased software revenue derived from our foreign locations, which increased 24% while software revenue derived from the United States grew 15% in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The growth in software revenue in foreign locations is primarily due to increases in Europe, Canada, Australia and Asia as we expand our international operations.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) increased by $4.3 million, or 27%, in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. As a result, software revenue derived from enterprise transactions represented approximately 48% of our software revenue in the three months ended December 31, 2010 and approximately 45% of our software revenue in the three months ended December 31, 2009. The increase in software revenue derived from enterprise transactions is primarily due to a 35% increase in the number of transactions of this type. The average dollar amount of such transactions which was approximately $219,000 in the three months ended December 31, 2010 and was approximately $233,000 in the three months ended December 31, 2009. Software revenue derived from transactions less than $0.1 million increased $2.2 million, or 12%, in the three months ended December 31, 2010 compared to the three months ended December 31, 2009.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $3.6 million, or 12%, in the three months ended December 31, 2010 compared to the three months ended December 31, 2009, and software revenue through our direct sales force increased $2.9 million, or 76%, in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.
Services Revenue. Services revenue increased $6.4 million, or 18%, from $35.5 million in the three months ended December 31, 2009 to $41.9 million in the three months ended December 31, 2010. Services revenue represented 50% of our total revenues in both the three months ended December 31, 2010 and 2009. The increase in services revenue is primarily due to a $5.9 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $1.1 million, or 12%, from $9.1 million in the three months ended December 31, 2009 to $10.2 million in the three months ended December 31, 2010. Total cost of revenues represented 12% of our total revenues in the three months ended December 31, 2010 compared to 13% in the three months ended December 31, 2009.
Cost of Software Revenue. Cost of software revenue decreased approximately $0.1 million, or 13%, from $0.7 million in the three months ended December 31, 2009 to $0.6 million in the three months ended December 31, 2010. Cost of software revenue represented 2% of our total software revenue in both the three months ended December 31, 2010 and the three months ended December 31, 2009. The decrease in cost of software revenue is primarily due to lower distribution and third-party media costs in the three months ended December 31, 2010 compared to the three months ended December 31, 2009.
Cost of Services Revenue. Cost of services revenue increased $1.2 million, or 14%, from $8.4 million in the three months ended December 31, 2009 to $9.5 million in the three months ended December 31, 2010. Cost of services revenue represented 23% of our services revenue in the three months ended December 31, 2010 compared to 24% in the three months ended December 31, 2009. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $0.8 million to facilitate our services revenue growth.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $8.6 million, or 24%, from $35.3 million in the three months ended December 31, 2009 to $43.9 million in the three months ended December 31, 2010. The increase is primarily due to a $5.4 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions expense due to record software revenue. The increase in sales and marketing expenses also includes a $1.4 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products, a $0.9 million in higher travel and related expenses due to the expansion of our sales force and a $0.3 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues increased to 52% in the three months ended December 31, 2010 from 50% in the three months ended December 31, 2009.
Research and Development. Research and development expenses increased $0.8 million, or 9%, from $8.8 million in the three months ended December 31, 2009 to $9.6 million in the three months ended December 31, 2010. The increase is primarily due to $0.5 million of higher employee compensation and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues decreased to 11% in the three months ended December 31, 2010 from 12% in the three months ended December 31, 2009. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $1.0 million, or 13%, from $7.5 million in the three months ended December 31, 2009 to $8.5 million in the three months ended December 31, 2010. This increase is primarily due to a $0.5 million increase in employee and related compensation due to higher headcount and a $0.4 million increase in stock-based compensation expenses. General and administrative expenses for the three months ended December 31, 2010 includes approximately $0.1 million of net foreign currency transaction gains compared to approximately $0.2 million of net foreign currency transaction losses recognized in general and administrative expenses during the three months ended December 31, 2009. General and administrative expenses as a percentage of total revenues decreased to 10% in the three months ended December 31, 2010 from 11% in the three months ended December 31, 2009.
Depreciation and Amortization. Depreciation expense increased by $0.1 million, or 11%, from $0.9 million in the three months ended December 31, 2009 to $1.0 million in the three months ended December 31, 2010.
Income Tax Expense
Income tax expense was $3.4 million in the three months ended December 31, 2010 compared to $3.7 million in the three months ended December 31, 2009. The effective tax rate in the three months ended December 31, 2010 was 32% as compared to 41% in the three months ended December 31, 2009. The effective rate in the three months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reinstatement of the research and development tax credit, partially offset by the state income taxes and permanent differences in both the United States and foreign jurisdictions. In the three months ended December 31, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences mainly in the United States, partially offset by research and foreign tax credits.
Nine months ended December 31, 2010 compared to nine months ended December 31, 2009
Revenues
Total revenues increased $27.6 million, or 14%, from $197.6 million in the nine months ended December 31, 2009 to $225.2 million in the nine months ended December 31, 2010.
Software Revenue. Software revenue increased $8.0 million, or 8%, from $97.8 million in the nine months ended December 31, 2009 to $105.8 million in the nine months ended December 31, 2010. Software revenue represented 47% of our total revenues in the nine months ended December 31, 2010 compared to 50% in the nine months ended December 31, 2009.

The increase in software revenue is primarily due to increased software revenue derived from foreign locations, which increased 14% while software revenue derived from the United States grew 4% in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. The growth in software revenue in foreign locations is primarily due to increases in Europe, Asia, Australia and Canada as we expand our international operations.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) increased by $5.1 million, or 11%, in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. As a result, software revenue derived from enterprise transactions represented approximately 47% of our software revenue in the nine months ended December 31, 2010 and approximately 45% of our software revenue in the nine months ended December 31, 2009. The increase in software revenue derived from enterprise transactions is primarily due to a 17% increase in the number of transactions of this type. The average dollar amount of such transactions was approximately $229,000 in the nine months ended December 31, 2010 and $239,000 in the nine months ended December 31, 2009. Software revenue derived from transactions less than $0.1 million increased $2.9 million, or 5%, in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $5.1 million, or 6%, in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, and software revenue through our direct sales force increased $2.9 million, or 20%, in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. The increase in the dollar value of software revenue through our indirect distribution channel is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.
Services Revenue. Services revenue increased $19.6 million, or 20%, from $99.7 million in the nine months ended December 31, 2009 to $119.3 million in the nine months ended December 31, 2010. Services revenue represented 53% of our total revenues in the nine months ended December 31, 2010 compared to 50% in the nine months ended December 31, 2009. The increase in services revenue is primarily due to a $17.9 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $2.8 million, or 10%, from $26.4 million in the nine months ended December 31, 2009 to $29.2 million in the nine months ended December 31, 2010. Total cost of revenues represented 13% of our total revenues in both the nine months ended December 31, 2010 and 2009.
Cost of Software Revenue. Cost of software revenue decreased approximately $0.5 million, or 23%, from $2.3 million in the nine months ended December 31, 2009 to $1.8 million in the nine months ended December 31, 2010. Cost of software revenue represented 2% of our total software revenue in both the nine months ended December 31, 2010 and the nine months ended December 31, 2009. The decrease in cost of software revenue is primarily due to lower distribution and third-party media costs in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.
Cost of Services Revenue. Cost of services revenue increased $3.3 million, or 14%, from $24.1 million in the nine months ended December 31, 2009 to $27.4 million in the nine months ended December 31, 2010. Cost of services revenue represented 23% of our services revenue in the nine months ended December 31, 2010 and 24% in the nine months ended December 31, 2009. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $2.6 million to facilitate our services revenue growth.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $18.0 million, or 18%, from $100.2 million in the nine months ended December 31, 2009 to $118.3 million in the nine months ended December 31, 2010. The increase is primarily due to an $11.6 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. Sales and marketing expenses also increased due to a $2.9 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products and a $2.6 million increase in travel and related expenses primarily due to higher headcount. Sales and marketing expenses as a percentage of total revenues increased to 53% in the nine months ended December 31, 2010 from 51% in the nine months ended December 31, 2009.
Research and Development. Research and development expenses increased $2.2 million, or 9%, from $24.6 million in the nine months ended December 31, 2009 to $26.9 million in the nine months ended December 31, 2010. The increase is primarily due to $1.6 million of higher employee compensation and related expenses resulting from the expansion of our engineering group and a $0.5 million increase in legal expenses associated with patent registration of our intellectual property. Research and development expenses as a percentage of total revenues were relatively flat at 12% in both the nine months ended December 31, 2010 and 2009. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $2.7 million, or 12%, from $22.0 million in the nine months ended December 31, 2009 to $24.7 million in the nine months ended December 31, 2010. This increase is primarily due to a $1.2 million increase in employee and related compensation due to higher headcount, a $0.5 million increase in stock-based compensation and a $0.3 million increase in legal expenses. General and administrative expenses for the nine months ended December 31, 2010 includes approximately $0.3 million of net foreign currency transaction losses compared to approximately $0.7 million of net foreign currency transaction losses recognized in general and administrative expenses during the nine months ended December 31, 2009. General and administrative expenses as a percentage of total revenues were relatively flat at 11% in both the nine months ended December 31, 2010 and 2009.
Depreciation and Amortization. Depreciation expense increased by $0.1 million, or 5%, from $2.7 million in the nine months ended December 31, 2009 to $2.8 million in the nine months ended December 31, 2010.
Income Tax Expense
Income tax expense was $7.6 million in the nine months ended December 31, 2010 compared to $9.3 million in the nine months ended December 31, 2009. The effective tax rate in the nine months ended December 31, 2010 was 32% as compared to 43% in the nine months ended December 31, 2009. The effective rate in the nine months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1.1 million as a result of the expiration of a statute of limitations in a foreign jurisdiction as well as the reinstatement of the research and development tax credit, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. In the nine months ended December 31, 2009, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, permanent differences mainly in the United States and adjustments to tax reserves, partially offset by research and foreign tax credits and tax return accrual adjustments.
Liquidity and Capital Resources
As of December 31, 2010, our cash and cash equivalents balance of $191.4 million primarily consisted of money market funds. In addition, we have approximately $2.2 million of short-term investments invested in certificates of deposit at December 31, 2010. In recent fiscal years, our principal sources of liquidity have been cash provided by operations. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock and cash provided from our public offerings of common stock.

On July 9, 2009, we entered into an amended and restated credit facility in which we can borrow up to $30.0 million over a three year period. Borrowings under the facility are available to repurchase our common stock under our share repurchase program and to provide for working capital and general corporate purposes. Repayments of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 9, 2012. The credit facility also requires that certain financial covenants be met on a quarterly basis. The amended and restated credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at our option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. As of December 31, 2010, we were in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
In January 2008, our Board of Directors approved a stock repurchase program, which authorized us to repurchase up to $40.0 million of our common stock. Our Board of Directors authorized additional increases of $40.0 million in July 2008 and $40.0 million in July 2010 to our existing share repurchase program. As of December 31, 2010, we are authorized to repurchase up to a total of $120.0 million of our common stock through March 31, 2012. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the nine months ended December 31, 2010, we repurchased 1.6 million shares of common stock under our share repurchase plan with a total cost of $31.5 million. As of December 31, 2010, we have repurchased approximately $71.7 million, or 4.4 million shares, under our stock repurchase plan at an average purchase price of $16.26 per share. As a result, we may repurchase an additional $48.3 million of our common stock through March 31, 2012.
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
Our summarized annual cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2010	2009

Cash provided by operating activities	$33,456	$35,076
Net Cash used in investing activities	(107)	(6,644)
Net Cash provided by (used in) financing activities	(13,072)	8,669
Effects of exchange rate-changes in cash	1,598	2,044

Net increase in cash and cash equivalents	$21,875	$39,145

Net cash provided by operating activities was $33.5 million in the nine months ended December 31, 2010 and $35.1 million in the nine months ended December 31, 2009. In both the nine months ended December 31, 2010 and 2009, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues.

Net cash used in investing activities was $0.1 million in the nine months ended December 31, 2010 and $6.6 million in the nine months ended December 31, 2009. In the nine months ended December 31, 2010, cash used in investing activities was due to the purchase of property and equipment of $3.0 million as we continue to invest in and enhance our global infrastructure, partially offset by net proceeds from maturities of short-term investments of $2.9 million. In the nine months ended December 31, 2009, cash used in investing activities was due to purchases of short-term investments of $4.3 million as well as the purchase of property and equipment of $2.4 million as we continue to invest in and enhance our global infrastructure. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
Net cash provided by (used in) financing activities was $(13.1) million in the nine months ended December 31, 2010 and $8.7 million in the nine months ended December 31, 2009. The cash used in financing activities in the nine months ended December 31, 2010 was due to $31.5 million used to repurchase shares of our common stock under our repurchase program, partially offset by $13.9 million of proceeds from the exercise of stock options and $4.6 million of excess tax benefits recognized as a result of the stock option exercises. The cash provided by financing activities in the nine months ended December 31, 2009 was due to $6.0 million proceeds from the exercise of stock options and $2.7 million of excess tax benefits recognized as a result of the stock option exercises.
Working capital increased $17.3 million from $143.2 million as of March 31, 2010 to $160.5 million as of December 31, 2010. The increase in working capital is primarily due to a $19.0 million increase in cash and short-term investments as well as a $7.6 million increase in accounts receivable due to record revenues in the third quarter of fiscal 2011. These increases were partially offset by a $7.7 million increase in deferred revenue and a $2.6 million increase in accrued liabilities. The increase in cash and short-term investments of $19.0 million was negatively impacted by the cash used to repurchase approximately $31.5 million of our common stock under our share repurchase program during the nine months ended December 31, 2010.
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
Off-Balance Sheet Arrangements
As of December 31, 2010, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of December 31, 2010, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
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
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 38% of our sales were outside the United States in both the nine months ended December 31, 2010 and in fiscal 2010. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains (losses) of approximately $0.1 million and $(0.3) million in the three and nine months ended December 31, 2010 and approximately $(0.2) million and $(0.7) million in the three and nine months ended December 31, 2009. The net foreign currency transaction losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is approximately one month. As of December 31, 2010 and March 31, 2010, we did not have any forward contracts outstanding. We recorded net realized gains in general and administrative expenses of less than a $0.1 million in both the three and nine months ending December 31, 2010 and 2009. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock during the three months ended December 31, 2010. As of December 31, 2010, we have repurchased $71.7 million of common stock (4,412,305 shares) out of the $120.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $48.3 million of our common stock under the current program through March 31, 2012.
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

CommVault Systems, Inc.
Dated: February 3, 2011	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: February 3, 2011	By:	/s/ Louis F. Miceli
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