Form 10-K
period 2011-03-31
COMMVAULT SYSTEMS INC
filed 2011-05-17
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered The NASDAQ Stock Market

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $1.0 billion.
As of April 29, 2011, there were 44,037,335 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2011. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2011

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

PART I
Item 1. Business
Company Overview
CommVault is a leading provider of data and information management software applications and related services. CommVault was incorporated in 1996 as a Delaware corporation. We develop, market and sell data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our Simpana software provides our customers with:
•	high-performance data protection, including backup and recovery;
•	data migration and archiving;
•	snapshot management and replication of data;
•	integrated source and target data deduplication;
•	e-discovery and compliance solutions;
•	protection, recovery and discovery of data in virtual server environments;
•	enterprise-wide search capabilities; and
•	management and operational reports, remote services and troubleshooting tools.
Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.
Simpana software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets, including the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle and through sharing and better utilization of storage resources across the enterprise. Simpana also can provide our customers with reduced operating costs through a variety of features, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.
Simpana software is built upon an innovative architecture and a single, underlying code base that consists of:
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
We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners primarily include Dell, Inc. (“Dell”) and Hitachi Data Systems. As of March 31, 2011, we had licensed our data and information management software to approximately 14,000 registered customers.
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
Our Software
We provide our customers with a single, scalable platform of data and information management software modules that are fully integrated into our Common Technology Platform. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single, browser-based interface. We provide our customers with high-performance data protection, including backup and recovery; data migration and archiving; snapshot management and replication of data; integrated source and target data deduplication; e-discovery and compliance solutions; protection, recovery and discovery of data in virtual server environments; enterprise-wide search capabilities; and management and operational reports, remote services and troubleshooting tools.
Our software fully interoperates with a wide variety of operating systems, applications, network devices, protocols, storage arrays, storage formats and tiered storage infrastructures, providing our customers with the flexibility to purchase and deploy a combination of hardware and software from different vendors. As a result, our customers can purchase and use the optimal hardware and software for their needs, rather than being restricted to the offerings of a single vendor. Key benefits of our software and related services include:
•	Dynamic Management of Widely Distributed and Networked Data. Our software is specifically designed to optimize management of data on tiered storage and widely distributed data environments, including SAN and NAS. Our architecture enables the creation of policies that automate the movement of data based on business goals for availability, recoverability and disaster tolerance. User-defined policies determine the storage media on which data should reside based on its assigned value.
•	Single Software Platform Delivering Applications Built upon a Common Technology Platform. All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data and information management applications in our Simpana software delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our single platform or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.
•	Global Scalability and Seamless Centralized Data and Information Management. Our software is highly scalable, enabling our customers to keep pace with the growth of data and technologies deployed in their enterprises. We use the same underlying software architecture for large global enterprise, small and medium sized business and government agency deployments. We offer a centralized, browser-based management console from which policies automatically move data according to users’ needs for data access, availability and cost objectives. With our Simpana software, our customers can automate the discovery, management and monitoring of enterprise-wide storage resources and applications.
•	Integrated Source and Target Data Deduplication. Our software brings a universal approach to deduplication by integrating and embedding deduplication throughout a customer’s data infrastructure: from clients to disk to tape, across all data types, sources and platforms, and across all backup and archive data sets and storage tiers, including VMware and Microsoft Hyper-V virtualized environments. Our unique and flexible data and information management architecture ensures that deduplication capabilities scale with an organizations enterprise data growth with minimal footprint.
•	Cloud Computing. Our software provides seamless integration with certain trusted cloud storage providers and extends the unified data and information management capabilities of our Simpana software platform to the cloud. The combination of key partner offerings and our Simpana software reduces the complexity of moving and managing data in the cloud while also easing top business concerns regarding security, reliability and robust performance. Our integrated cloud storage connector enables customers to move on-premises backup and archive data into, and out of, private and public cloud storage.

•	State-of-the-Art Customer Support Services. We offer 24/7 global technical support. Our support operations center at our Oceanport, New Jersey headquarters is complemented by local support resources, including centers in Europe, Australia, India and China. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage networking infrastructures. Our customer support process includes the expertise of product development, field and customer support engineers. In addition, we incorporate into our software many self-diagnostic and troubleshooting capabilities and provide automated web-based support capabilities to our customers. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system.
•	Superior Professional Services. We are committed to providing high-value, superior professional services to our customers. Our Global Professional Services group provides complete business solutions that complement our software sales and improve the overall user experience. Our end-to-end services include assessment and design, implementation, post-deployment and training services. These services help our customers improve the protection, disaster recovery, availability, security and regulatory compliance of their global data assets while minimizing the overall cost and complexity of their data infrastructures.
•	Lower Total Cost of Ownership. Our software solutions built on our common architecture enable our customers to realize compelling total cost of ownership benefits, including reduced capital costs, operating expenses and support costs.
Simpana Software Modules
Simpana software is comprised of five distinct data and information management software application modules. Simpana software modules share a common platform that provides back-end services and advanced capabilities, like encryption; integrated source and target data deduplication; content indexing; policy-based automation; data classification; e-discovery and role-based security. Our technology is shared by all Simpana software modules and breaks through traditional data silos to allow a complete view of all managed data and enables shared servers, networks and devices. The following table summarizes the modules of our Simpana software:

Simpana Software
Application Modules	Functionality
Backup and Recovery	High-performance backup and restoration of enterprise data for file systems, applications, databases and virtual machine systems

Archive	Integrated data archiving solution that optimizes data tiering and improves information governance

Enterprise-wide storage optimization for email and files reducing space on primary storage

Replication	Protection of critical applications and data with snapshots and real-time replication

Storage Resource Management	Solutions to analyze, discover, track, trend, and report on physical and virtual storage usage

Search	Web browser allows search, sort, select and retrieval of corporate files and information from online, archive, and backup data copies

Backup and Recovery
The Simpana Backup and Recovery application module delivers reliable data protection, multiple recovery options and sophisticated data retention capabilities for both enterprise protection as well as small- and medium-business protection. Our Backup and Recovery solution is designed for fast, easy deployment within an existing infrastructure. The Simpana Backup and Recovery software products allow users to easily browse and find data, and then recover it reliably, rapidly and efficiently. Compatible with a wide variety of applications and platforms, our Backup and Recovery software provides easy-to-use data protection and retention that supports corporate and federal policies. We believe that our Backup and Recovery application is the foundation of a modern data management solution that allows enterprises to better manage information assets and recover data. Our Simpana Backup and Recovery application module has been optimized to protect data and information assets wherever they reside: in physical, virtual, and cloud environments.
Archive
The Simpana Archive application is an integrated data archiving solution that optimizes data tiering and improves information governance. With built-in tiered storage and multi-platform support including Microsoft Exchange servers, IBM Lotus systems, and Microsoft SharePoint data, comprehensive archive management is simplified. Archiving network attached storage (NAS), e-mail and file system data reclaims space on primary storage, reduces the amount of data to be backed up and allows enterprises to keep more copies of its data to meet recovery time objectives and recovery point objectives. Archived data is retained for compliance and eDiscovery purposes while maintaining transparent end-user access. The benefits of our Archive application include the ability to reclaim primary storage, manage data retention and address information governance needs; provide visibility with non-intrusive data collection from physical and virtual environments with integrated storage resource management; enforce retention and disposition policies to meet policy requirements and reduce risk; enable a proactive and legally defensible information management strategy from a common interface; and allow seamless migration of archived data into public or private clouds.
Replication
The Simpana Replication application module enables enterprises to create replica copies of production data quickly, efficiently and cost-effectively using a combination of host-based replication and snapshot technologies. These copies of data can be immediately accessed for rapid recovery, be used to create multiple recovery points or to perform traditional backups without impacting server performance. Resuming business with minimal loss of data and being able to create multiple points-in-time during the normal business day enables enterprises to get back to business with minimal disruption. Our replication solution allows enterprises to meet recovery point and recovery time objectives without taking production systems offline by leveraging continuous capture byte-level replication to continuously protect data. Our replication module recovers files or applications to a specific point-in-time. Finally, Simpana replication software can eliminate exposures from site disaster, costly off-site tape storage and lower total cost of ownership by leveraging remote or virtual sites for disaster recovery.
Storage Resource Management
The Simpana Storage Resource Management (“SRM”) application provides capabilities that analyze, discover, track, trend, and report on physical and virtual storage usage. SRM provides insight into data across file systems, applications, databases and geographies, all from a single console. Our SRM software solution is fully integrated into backup and archive operations and delivers intuitive reporting and predictive capabilities across an enterprise. Our SRM solutions provide enterprises with the ability to analyze and view physical and virtual storage utilizations and maximize their usage; make informed decisions on how best to deploy an application in a virtualized environment; identify stale data and make informed decisions on archiving rules and storage policies; leverage file-level analytics for physical and virtual environments; reclaim physical and virtual storage capacities using integrated archiving actions within SRM reports; and produce chargeback reports based on physical and virtual machine capacities.
Search
The Simpana Search module leverages a single console to search across multiple data types from a single platform. This ensures that all data sources are accounted across online, archive and backup copies. Simpana Search software is an intuitive and ergonomic web interface to search, sort, select and retrieve corporate files and information over any source across the enterprise. Simpana Search software allows users to intelligently mine into information based on meaning and the characteristics of the information itself, including frequently used keywords and phrases, date ranges and use of files and attachments.
Simpana Search software serves multiple stakeholders, such as legal or compliance teams, records managers, knowledge workers as well as IT teams and end-users. It includes capabilities designed to assist organizations in responding to legal discovery actions and compliance audits, including classification and preservation features as well as data analytics, review, filtering and workflow. All these capabilities enable higher levels of business productivity, competitiveness and reduced risk by offering users direct access to data.

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
We have established a global customer support organization built specifically to handle our expanding customer base. We offer multiple levels of customer support that can be tailored to the customer’s response needs and business sensitivities. Our customer support services consist of:
•	Real-Time Support. Our support staff is available 24/7 by telephone to provide first response and manage the resolution of customer issues. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution. Our software design is also an important element in our comprehensive customer support, including “root cause” problem analysis, intelligent alerting and troubleshooting assistance. Our software is directly linked to our online support database allowing customers to analyze problems without engaging our technical support personnel.
•	Significant Network and Hardware Expertise. Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem, regardless of whether the issue is directly related to our products or to those of another vendor. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.
•	Global Operations. Our global customer support headquarters is located at our state-of-the-art technical support center in Oceanport, NJ. We also have established key support operations in Hyderabad, India; Oberhausen, Germany; Sydney, Australia and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.
•	Enhanced Support Options. We offer several enhanced customer support services such as Business Critical Support (“BCS”), Remote Operations Management Service (“ROMS”) and Residency Services. Our BCS service is for customers with critical support needs and builds on our 24/7 real-time support deliverables and includes various levels of enhanced services to ensure dedicated support and customized reporting. Our ROMS services provide an innovative web-based integrated support automation system that provides customers with overnight, weekend and holiday monitoring. Through a user-friendly, intuitive web dashboard, users can access and track real-time alert, trend and storage usage reports anytime, anywhere. Our Residency Services offer customers staff-augmentation options to assist with the rapid expert deployment of the Simpana software suite.
We also provide a wide range of other professional services that include:
•	Assessment and Design Services. Our assessment and design services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment.
•	Implementation and Post-deployment Services. Our professional services team helps customers efficiently configure, install and deploy our Simpana suite based on specified business objectives. Our SystemCare Review Services group assists our customers with assessing the post-deployment operational performance of our Simpana suite.
•	Training Services. We provide global onsite training, offsite training and self-paced online alternatives for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials.

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
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships. Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2011, we had approximately 780 reseller partners and systems integrators distributing our software worldwide.
In order to broaden our market coverage, we have original equipment manufacturer distribution agreements primarily with Dell and Hitachi Data Systems. Under these agreements, the original equipment manufacturers sell, market and support our software applications and services independently and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer agreements do not contain any minimum purchase or sale commitments. In addition to our original equipment manufacturer agreement with Dell, we also have a corporate reseller agreement with the Dell Software and Peripherals division.
Additionally, we have distribution agreements covering our North American commercial and U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avent Inc. Pursuant to these distribution agreements, Arrow’s and Avnet’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience.
Customers
We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2011, we had licensed our software applications to approximately 14,000 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
Sales through our reseller agreement and original equipment manufacturer agreement with Dell accounted for approximately 23% of our total revenues for fiscal 2011 and 24% for fiscal 2010. Dell is an original equipment manufacturer and a reseller that purchases software from us for resale to its customers, but is not the end-user of our software. Sales generated through our distribution agreement with Arrow accounted for approximately 25% of our total revenue in fiscal 2011 and 24% in fiscal 2010. Sales to the U.S. Federal Government accounted for approximately 8% of our total revenues in fiscal 2011 and 9% in fiscal 2010.

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
Sales and Marketing
We sell our Simpana data and information management software applications and related services to large global enterprises, small and medium sized businesses and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2011, we had 362 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia, Africa and Asia.
We have a variety of marketing programs designed to create brand recognition and market awareness for our product offerings and for sales lead generation. Our marketing efforts include active participation at trade shows, technical conferences and technology seminars; advertising; public relations; social media; industry analyst relations; publication of technical and educational articles in industry journals; sales training; and preparation of competitive analyses. In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in our advertising and promotional activities.

Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2011, we had 326 employees in our research and development group, of which 105 are located at our Hyderabad, India development center. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $37.0 million on research and development activities in fiscal 2011, $33.4 million in fiscal 2010 and $30.7 million in fiscal 2009.
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
Our unique product architecture is one of the primary reasons why we compete so successfully. Whereas other competitive solutions in the market are based on multiple, disparate products, our modular offering is based on a single, unified, underlying code base resulting in favorable efficiencies in functionality, integration, scalability and support. Our focused approach to data and information management and our ability to respond to customer feedback also drives the functionality and features of our products, which we believe lead the industry in terms of performance and usability, as evidenced by numerous industry awards we have received in the past 12 months such as the 2011 Gartner Magic Quadrant for Enterprise Disk-Based Backup and Recovery; 2011 DCIG Best in Class Virtual Server Backup Software; 2011 Info-Tech Research Group’s Champion for Enterprise Backup Software; the 2010 Storage Magazine/SearchStorage.com Quality Awards for Enterprise-class Backup and Recovery software; and 2010 Gartner Magic Quadrant for Enterprise Information Archiving.

From a customer perspective, highly integrated products such as ours, which are based on a single, unified, underlying code base, are easier and less expensive to deploy, operate and manage. This flexibility, in turn, makes it significantly easier to scale our products over a customer’s entire IT environment. Supporting and enhancing our products is made more efficient due to this single, unified, underlying code base, unlike our competitors who are required to support and enhance multiple, disparate products, most of which are based on differing underlying software codes. Supporting multiple, disparate products places larger demands on our competitors’ internal human and operational capital. We believe our Simpana product, because of its unique architecture, creates a compelling functional, integration, scalability and support advantage. We continue to expand our worldwide sales infrastructure and increase our distribution throughout the Americas, Europe, Middle East/Africa, Australia and Asia to meet the needs of our business.
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
As of March 31, 2011, we had 118 issued patents and 174 pending patent applications in the United States, as well as 55 issued patents in foreign countries and 76 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
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
We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We also currently resell certain other software from Microsoft, including Windows Pre-installation Environment software, used in conjunction with our software applications, pursuant to an agreement with Microsoft that expires May 31, 2012. We have entered into and expect to enter into agreements with additional third parties to license their technology for use with our software applications.
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
Employees
As of March 31, 2011, we had 1,268 employees worldwide, including 362 in sales and marketing, 326 in research and development, 136 in general and administration and 444 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 15, 2011:

Name	Age	Position
N. Robert Hammer	69	Chairman, President and Chief Executive Officer
Alan G. Bunte	57	Executive Vice President and Chief Operating Officer
Louis F. Miceli	61	Senior Vice President and Chief Financial Officer
Ron Miiller	44	Senior Vice President of Worldwide Sales
David West	45	Senior Vice President, Marketing and Business Development
Steven Rose	53	Vice President, EMEA
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
Louis F. Miceli has served as our Senior Vice President and Chief Financial Officer since April 2011. Prior to his current role, Mr. Miceli served as our Vice President and Chief Financial Officer from April 1997 to March 2011. Mr. Miceli has over 30 years of experience in various finance capacities for several high-technology companies. Prior to joining our company, Mr. Miceli served as chief financial officer of University Hospital, part of the University of Medicine and Dentistry of New Jersey (UMDNJ), from 1994 until 1997 and as the corporate controller of UMDNJ from 1992 until 1994. Prior to joining UMDNJ, Mr. Miceli served as the chief financial officer of Syntrex, Inc., a word processing software and hardware manufacturer, from 1985 until 1992, and as its controller from 1980 until 1985. Mr. Miceli began his career as a staff auditor at Ernst & Ernst LLP (currently Ernst &Young LLP), where he served five years. Mr. Miceli obtained his bachelor’s degree, cum laude, in accounting from Seton Hall University and is a certified public accountant in the State of New Jersey.
Ron Miiller has served as our Senior Vice President of Worldwide Sales since April 2011. Prior to his current role, Mr. Miiller served as our Vice President of Sales, Americas from January 2005 to March 2011 and as our Central Region Sales Manager from March 2000 to December 2004. Prior to joining our company, Mr. Miiller served as Director, Central Region Sales for Softworks, Inc., an EMC company, from March 1997 through March 2000, and prior to that Mr. Miiller was with Moore Corporation, a diversified print and electronic communications company from 1989 through March 1997 in various leadership roles. Mr. Miiller received his bachelor of science degree in marketing from Ball State University in 1989.

David West has served as our Senior Vice President, Marketing and Business Development since April 2011. Prior to his current role, Mr. West served as Vice President, Marketing and Business Development from September 2005 to March 2011 and Vice President, Business Development from August 2000 to September 2005. Prior to joining our company, Mr. West served as a director of strategic alliances from April 1999 to July 2000 and vice president of storage solutions in July 2000 at Legato Systems, Inc., which was subsequently acquired by EMC Corporation. Prior to joining Legato Systems, Mr. West served as vice president of sales at Intelliguard Software, Inc., which was also subsequently acquired by EMC Corporation, from 1990 to April 1999. Mr. West obtained his bachelor’s degree in electrical engineering from Villanova University.
Steven Rose has served as our Vice President, EMEA since June 2006. Prior to joining our company, Mr. Rose served as Vice President, United Kingdom and Ireland of Veritas Software Corp. from 2003 to July 2005 and after Veritas’ merger with Symantec in July of 2005, as the United Kingdom Managing Director for the combined entity. Prior to joining Veritas, Mr. Rose served as Chief Executive Officer of CopperEye, a United Kingdom based software company, from 2002 to 2003, and prior to that served as Managing Director, Europe for FatWire Corporation, a New York based software company, from 2001 to 2002. Prior to joining FatWire, Mr. Rose served as the Managing Director, Europe of NEON Systems (UK) Ltd., a United Kingdom based company selling software products for systems integration, from 1997 to 2001. Prior to joining NEON Systems, Mr. Rose held several sales, marketing and general management positions with several software and systems companies, including TCAM Systems (UK) Ltd., Royal Blue Technologies, Ltd., and Network Systems Corporation. Mr. Rose attended the Royal Military Academy, Sandhurst and served as an officer in the British Army for six years.
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
Volatility in the global economy could adversely impact our continued growth, results of operations and our ability to forecast future business.
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
In addition, we have distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avent”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. Sales through our distribution agreement with Arrow accounted for approximately 25% of our total revenues for fiscal 2011 and approximately 24% for fiscal 2010. Arrow accounted for a total of approximately 32% of our accounts receivable balance as of March 31, 2011 as a result of our reseller agreement. Avnet’s total revenue contribution was not material for fiscal 2011 and 2010 and its accounts receivable balance was not material as of March 31, 2011. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.
Sales through Dell as a result of our reseller agreement and as well as our original equipment manufacturer agreement, which is discussed below, accounted for approximately 23% of total revenues for fiscal 2011 and approximately 24% of total revenues for fiscal 2010. Dell also accounted for a total of approximately 25% of our accounts receivable balance as of March 31, 2011. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.
Our original equipment manufacturer agreements are primarily with Dell and Hitachi Data Systems. Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, would have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 10% of our total revenues for both fiscal 2011 and fiscal 2010.

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

If our customers do not renew their annual maintenance and support agreements for our products or if they do not renew them on terms that are favorable to us, our business might suffer.
Most of our maintenance agreements are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, our business, operating results and financial condition could be harmed.
Sales of one of our software applications make up a substantial portion of our revenues, and a decline in demand for this software application could have a material adverse effect on our sales, profitability and financial condition.
We derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 59% of our total software revenue for fiscal 2011 and 61% for fiscal 2010. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. As a result, we are particularly vulnerable to fluctuations in demand for this software application, whether as a result of competition, product obsolescence, technological change, budgetary constraints of our customers or other factors. If demand for this software application declines significantly, our sales, profitability and financial condition would be adversely affected.
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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $37.0 million, or approximately 12% of our total revenues in fiscal 2011, and $33.4 million, or 12% of our total revenues in fiscal 2010. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for up to years, if at all.
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
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 39% of our revenues from outside the United States in fiscal 2011 and approximately 38% in fiscal 2010. Accordingly, international sales increased 22% in fiscal 2011 compared to fiscal 2010. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
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
Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. In recent fiscal years, we have selectively hedged our exposure to changes in foreign currency exchange rates on the balance sheet. In the future, we may enter into additional foreign currency-based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet, although there can be no assurances that we will do so.

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
Our ability to sell software applications and services to the U.S. Federal Government is subject to uncertainties related to the government’s future funding commitments and our ability to maintain certain security clearances complying with the Department of Defense and other agency requirements. Revenues derived from sales where the U.S. Federal Government was the end-user was approximately 8% in fiscal 2011 and approximately 9% in fiscal 2010. The future prospects for our business are also sensitive to changes in government policies and funding priorities. Changes in government policies or priorities, including funding levels through agency or program budget reductions by the U.S. Congress or government agencies, could materially adversely affect our ability to sell our software applications to the U.S. Federal Government, causing our business prospects to suffer.
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
We have experienced periods of growth in recent years. Our revenues increased 16% for fiscal 2011 compared to fiscal 2010 and also increased 16% for fiscal 2010 compared to fiscal 2009. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:
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
We are subject to income taxes in both the United States and the various foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our long-term effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates; changes in the valuation of deferred tax assets and liabilities; changes in tax laws; our ability to utilize net operating loss carryforwards and research tax credit carryforwards; and other factors. Our judgments may be subject to audits or reviews by local tax authorities in each of these jurisdictions, which could adversely affect our income tax provisions. As of March 31, 2011, we had net deferred tax assets of approximately $33.8 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. Consequently, our cash tax rate will be significantly lower than our effective tax rate for the next 12 months. However, we expect our cash taxes to continue to increase as our cash tax rate approaches our effective tax rate.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Oceanport, New Jersey. We currently occupy approximately 134,000 square feet of office space in the Oceanport facility under the terms of an operating lease expiring in July 2013. We believe that our current facility is adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in the United States in Arizona, California, Colorado, Georgia, Illinois, Maryland, Massachusetts, Minnesota, New York, Ohio, Oregon, Pennsylvania, Texas, and Washington; and outside the United States in Kanata, Ontario; Mississauga, Ontario; Toronto, Ontario; Calgary, Alberta; Montreal, Quebec; Vancouver, British Columbia; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Beijing, China; Shanghai, China; Guangzhou, China; Sydney, Australia; Melbourne, Australia; Canberra, Australia; Mexico City, Mexico; Sao Paulo, Brazil; Seoul, South Korea; Mumbai, India and Hyderabad, India.
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

	Common Stock
	2011		2010
	High	Low	High	Low
First Quarter	$23.96	$19.29	$17.04	$10.33
Second Quarter	$28.03	$17.80	$21.44	$15.40
Third Quarter	$31.41	$25.51	$24.25	$19.59
Fourth Quarter	$40.94	$28.93	$24.24	$20.90
On April 29, 2011, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $39.39 per share.
Stockholders
As of April 29, 2011, there were approximately 77 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between September 22, 2006 (the date our common stock began trading on the NASDAQ Global Market) and March 31, 2011, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on September 22, 2006 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on September 22, 2006 was the closing sales price of $17.00 per share.
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

	9/22/06	3/30/07	3/31/08	3/31/09	3/31/10	3/31/11
CommVault	100.0	95.3	72.9	64.5	125.6	234.6
NASDAQ Composite Index	100.0	109.1	102.7	68.9	108.1	125.3
NASDAQ Computer Index	100.0	108.0	105.8	74.0	123.7	147.4
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the three months ended March 31, 2011. As of March 31, 2011, we have repurchased $71.7 million of common stock (4,412,305 shares) out of the $120.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $48.3 million of our common stock under the current program through March 31, 2012.

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

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$149,798	$134,500	$121,685	$108,959	$83,870
Services	164,978	136,525	112,834	89,344	67,237

Total revenues	314,776	271,025	234,519	198,303	151,107
Cost of revenues:
Software	2,369	3,017	2,469	2,398	1,640
Services	38,646	32,628	28,177	24,586	20,044

Total cost of revenues	41,015	35,645	30,646	26,984	21,684

Gross margin	273,761	235,380	203,873	171,319	129,423
Operating expenses:
Sales and marketing	163,054	136,773	122,957	93,959	68,240
Research and development	36,954	33,421	30,669	26,855	23,398
General and administrative	34,207	29,823	26,159	23,812	18,610
Depreciation and amortization	3,775	3,514	3,582	3,019	2,603

Income from operations	35,771	31,849	20,506	23,674	16,572
Interest expense	(106)	(106)	(175)	(114)	(326)
Interest income	650	384	1,639	3,591	2,600

Income before income taxes	36,315	32,127	21,970	27,151	18,846
Income tax (expense) benefit (1)	(15,311)	(13,722)	(9,642)	(6,347)	45,408

Net income	21,004	18,405	12,328	20,804	64,254
Less: accretion of preferred stock dividends	—	—	—	—	(2,818)
Less: accretion of fair value of preferred stock upon conversion	—	—	—	—	(102,745)

Net income (loss) attributable to common stockholders	$21,004	$18,405	$12,328	$20,804	$(41,309)

Net income (loss) attributable to common stockholders per share: (2)
Basic	$0.49	$0.44	$0.29	$0.48	$(1.35)

Diluted	$0.45	$0.41	$0.28	$0.46	$(1.35)

Weighted average shares used in computing per share amounts:
Basic	43,283	42,133	41,983	43,188	30,670

Diluted	46,301	45,022	44,013	45,699	30,670

	As of March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$217,170	$169,518	$105,205	$91,661	$65,001
Short-term investments	1,150	5,043	—	—	—
Working capital	179,380	143,185	84,590	77,513	34,889
Total assets	342,499	286,015	206,987	200,830	148,039
Total stockholders’ equity	188,130	158,300	111,289	109,535	78,322

(1)	The income tax benefit in fiscal 2007 primarily reflects a $52.2 million reversal of our deferred income tax valuation allowance, partially offset by the recognition of $5.0 million for certain tax reserves.

(2)	See Note 2 in the consolidated financial statements for a reconciliation of the basic and diluted per share calculation.

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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of March 31, 2011, we had licensed our software applications to approximately 14,000 registered customers.
History and Background
In early 2000, we launched CommVault Galaxy for backup and recovery, a storage industry award winner. In the years since, CommVault has forged numerous alliances with top software application and hardware vendors, such as Dell, HP, Hitachi Data Systems, Microsoft, Network Appliance, Novell and Oracle, to enhance capabilities and to create a premiere suite of data and information management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data.
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
In January 2009, CommVault Simpana 8.0 (“Simpana 8”) was made available for public release. Simpana 8 included advances in recovery management, data reduction, virtual server protection and content organization. In addition, we believe that Simpana 8 met a broad spectrum of customer’s discovery and recovery management requirements and eliminated the need for a myriad of point level products.
In August 2010, our CommVault Simpana 9.0 software suite (“Simpana 9”) was made available for public release. We believe that Simpana 9, which builds on and significantly expands Simpana 8, allows customers to deploy a modern data management solution to achieve gains in efficiency, cost optimization and scale. We believe that Simpana 9 solves real-world IT challenges with major technology advancements, including increased virtualization scalability and performance, integrated source and target data deduplication, automatic and transparent integration with hardware array-based snapshots, as well as new tools that ease migration to our next generation Simpana 9 platform.

We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 59% of our total software revenue for fiscal 2011 and 61% of our total software revenue for fiscal 2010. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 8 and Simpana 9 software suites. We anticipate that ADIM software revenue will continue to increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a majority of our software and services revenue from our Backup and Recovery software application for the next few fiscal years.
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
In addition to extending the Simpana platform into the cloud, we are continuing to pursue an aggressive product development program in both data and information management solutions. Our data management solutions include not only traditional backup and recovery, but also new innovations in de-duplication, data movement, virtualization, snap-based backups and enterprise reporting. Our information management innovations are primarily in the areas of archiving, eDiscovery, records management, governance and compliance. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies discussed above. While we are confident in our ability to meet these changing industry demands with Simpana 8 and Simpana 9 and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions to cloud computing or other technologies may not be widely adopted.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 48% of our total revenues for fiscal 2011, 50% for fiscal 2010 and 52% for fiscal 2009.
In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2012, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 48% of our total software revenue in fiscal 2011, approximately 47% of our software revenue in fiscal 2010 and approximately 40% of our software revenue in fiscal 2009.

Software revenue generated through indirect distribution channels was approximately 84% of total software revenue in fiscal 2011, 85% in fiscal 2010 and 81% in fiscal 2009. Software revenue generated through direct distribution channels was approximately 16% of total software revenue in fiscal 2011, 15% in fiscal 2010 and 19% in fiscal 2009. The dollar value of software revenue generated through indirect distribution channels increased approximately $12.2 million in fiscal 2011 compared to fiscal 2010. The dollar value of software revenue generated through direct distribution channels increased $3.1 million in fiscal 2011 compared to fiscal 2010. The increase in the dollar value of software revenue growth generated through our indirect distribution channels compared to our direct sales force in fiscal 2011 is primarily the result of an increase in software revenue from our international operations, which is almost exclusively transacted through indirect distribution. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from year to year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 23% of our total revenues for fiscal 2011, 24% of our total revenues for fiscal 2010 and 23% of our total revenues in fiscal 2009.
We have original equipment manufacturer agreements primarily with Dell and Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell and Hitachi Data Systems have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is generated through these arrangements, and we expect this contribution to grow in the future. Sales through our original equipment manufacturer agreements accounted for 10% of our total revenues for fiscal 2011, 10% of our total revenues for fiscal 2010 and 12% of our total revenues for fiscal 2009.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 25% of our total revenues through Arrow in fiscal 2011, approximately 24% of our total revenues in fiscal 2010 and approximately 21% of our total revenues in fiscal 2009. Avnet’s total revenue contribution was not material in fiscal 2011, 2010 or 2009. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.
Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 52% of our total revenues for fiscal 2011, 50% for fiscal 2010 and 48% for fiscal 2009.
The gross margin of our services revenue was 76.6% for fiscal 2011, 76.1% for fiscal 2010 and 75.0% for fiscal 2009. The increase in the gross margin of our services revenue in fiscal 2011 compared to fiscal 2010 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.4% for fiscal 2011, 97.8% for fiscal 2010 and 98.0% for fiscal 2009. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 39% of our total revenue for fiscal 2011, 38% for fiscal 2010 and 39% for fiscal 2009. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the corresponding fiscal 2010 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2011 would have been lower by approximately $0.6 million, $0.1 million and $0.3 million, respectively.
Using the average foreign currency exchange rates from the corresponding fiscal 2009 period, our total revenues from non-U.S. operations for fiscal 2010 would have been lower by approximately $0.9 million, and our cost of revenues and operating expenses from non-U.S. operations would have been higher by less than $0.1 million and higher by approximately $1.8 million, respectively.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $0.6 million in fiscal 2011, net foreign currency transaction losses of $0.6 million in fiscal 2010 and net foreign currency transaction gains of $0.9 million in fiscal 2009.

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
Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, we primarily use historical renewal rates and, in certain cases, we use stated renewal rates. Historical renewal rates are supported by a rolling 12-month VSOE analysis in which we segregate our customer support renewal contracts into different classes based on specific criteria including, but not limited to, dollar amount of software purchased, level of customer support being provided and distribution channel. The purpose of such an analysis is to determine if the customer support element that is deferred at the time of a software sale is consistent with how it is sold on a stand-alone renewal basis.
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
Stock-Based Compensation
As of March 31, 2011, we maintain two stock incentive plans, which are described more fully in Note 8 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans under the fair value recognition provisions, which we adopted on April 1, 2006 using the modified prospective method. Under this transition method, our stock-based compensation costs beginning April 1, 2006 are based on a combination of the following: (1) all options granted prior to, but not vested as of April 1, 2006, based on the grant date fair value in accordance with the original provisions of ASC 718 and (2) all options and restricted stock units granted subsequent to April 1, 2006, based on the grant date fair value.
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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because at that time our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility for the second half of fiscal 2009 and all of fiscal 2010 and 2011 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the fiscal year ended March 31, 2011 and 2010 are as follows:

	Year Ended March 31,
	2011	2010
Dividend yield	None	None
Expected volatility	40% – 45%	40% – 45%
Weighted average expected volatility	44%	42%
Risk-free interest rates	1.18% – 2.93%	0.24% – 3.14%
Expected life (in years)	6.2	6.3
The weighted average fair value of stock options granted was $12.23 per share during the year ended March 31, 2011 and $9.31 per share during the year ended March 31, 2010. In addition, the weighted average fair value of restricted stock units awarded was $26.96 per share during the year ended March 31, 2011 and $20.67 per share during the year ended March 31, 2010.
As of March 31, 2011, there was approximately $36.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.67 years. The intrinsic value of the options outstanding as of March 31, 2011 was $183.8 million, of which $134.9 million related to vested options and $48.9 million related to unvested options.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2011, we had net deferred tax assets of approximately $33.8 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. During fiscal 2011, we recorded valuation allowances totaling $4.3 million against our deferred tax assets. Specifically, we recorded a valuation allowance of $4.2 million against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable. In addition, we recorded a valuation allowance of $0.1 million against foreign net operating loss carryforwards in a certain international jurisdiction. In assessing the need for a valuation allowance against our net operating loss carryforwards in such international jurisdiction, we considered projected future income as part of our analysis.
At March 31, 2011, we have state net operating loss (NOL) carryforwards of approximately $2.1 million and also have NOL carryforwards for foreign tax purposes of approximately $9.2 million.
At March 31, 2011, we have federal and state research tax credit (R&D) carryforwards of approximately $11.4 million and $5.1 million, respectively. The federal research tax credit carryforwards expire from 2014 through 2030, and the state research tax credit carryforwards expire from 2014 through 2026. At March 31, 2011, we have federal Alternative Minimum Tax credit carryforwards of $1.2 million.
As of March 31, 2011, we had unrecognized tax benefits of $4.5 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.8 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.5 million and the related accrued interest and penalties of $0.8 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.4 million of our currently remaining unrecognized tax benefits and approximately $0.1 million of related accrued interest and penalties may be realized by the end of fiscal 2012 as a result of the lapse of the statute of limitations.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. We are currently not under audit in any tax jurisdiction.

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2011. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Years Subject to Income
Tax Jurisdiction	Tax Examination

U.S. Federal	2001 — Present
New Jersey	2002 — Present
Foreign jurisdictions	2006 — Present
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
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Year Ended March 31,
	2011	2010	2009
Revenues:
Software	48%	50%	52%
Services	52%	50%	48%

Total revenues	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%
Services	12%	12%	12%

Total cost of revenues	13%	13%	13%

Gross margin	87%	87%	87%
Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010
Revenues
Total revenues increased $43.8 million, or 16%, from $271.0 million in fiscal 2010 to $314.8 million in fiscal 2011.
Software Revenue. Software revenue increased $15.3 million, or 11%, from $134.5 million in fiscal 2010 to $149.8 million in fiscal 2011. Software revenue represented 48% of our total revenues in fiscal 2011 compared to 50% in fiscal 2010. The increase in software revenue is primarily due to increased software revenue derived from our foreign locations, which increased 18% while software revenue derived from the United States grew 7% in fiscal 2011 compared to fiscal 2010. The growth in software revenue in foreign locations is primarily due to increases in Europe, Canada, Australia and Asia as we expand our international operations.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) increased by $9.0 million, or 14%, in fiscal 2011 compared to fiscal 2010. As a result, software revenue derived from enterprise software transactions represented approximately 48% of our software revenue in fiscal 2011 and approximately 47% of our software revenue in fiscal 2010. The increase in software revenue derived from enterprise transactions is primarily due to an 18% increase in the number of transactions of this type. The average dollar amount of such transactions was approximately $226,000 in fiscal 2011 and was approximately $233,000 in fiscal 2010. Software revenue derived from transactions less than $0.1 million increased $6.3 million, or 9% in fiscal 2011 compared to fiscal 2010.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $12.2 million in fiscal 2011 compared to fiscal 2010, and software revenue through our direct sales force increased $3.1 million in fiscal 2011 compared to fiscal 2010. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to the higher growth percentage of software generated in foreign locations, which is substantially sold through our channel partners. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.
Services Revenue. Services revenue increased $28.5 million, or 21%, from $136.5 million in fiscal 2010 to $165.0 million in fiscal 2011. Services revenue represented 52% of our total revenues in fiscal 2011 compared to 50% in fiscal 2010. The increase in services revenue is primarily due to a $24.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $5.4 million, or 15%, from $35.6 million in fiscal 2010 to $41.0 million in fiscal 2011. Total cost of revenues represented 13% of our total revenues in both fiscal 2011 and fiscal 2010.
Cost of Software Revenue. Cost of software revenue decreased approximately $0.6 million, or 21%, from $3.0 million in fiscal 2010 to $2.4 million in fiscal 2011. Cost of software revenue represented 2% of our total software revenue in both fiscal 2011 and 2010. The decrease in cost of software revenue is primarily due to lower distribution and third-party media costs related to our Simpana software suite in fiscal 2011 compared to fiscal 2010.
Cost of Services Revenue. Cost of services revenue increased $6.0 million, or 18%, from $32.6 million in fiscal 2010 to $38.6 million in fiscal 2011. Cost of services revenue represented 23% of our services revenue in fiscal 2011 compared to 24% in fiscal 2010. The increase in cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $4.2 million.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $26.3 million, or 19%, from $136.8 million in fiscal 2010 to $163.1 million in fiscal 2011. The increase is primarily due to a $16.3 million increase in employee compensation and related expenses primarily attributable to the expansion of our sales force from the prior year and higher commissions due to record software revenue in fiscal 2011. Sales and marketing expenses also increased due to a $3.3 million increase in marketing expenses as we continue to build brand awareness for our Simpana software products, a $3.3 million increase in travel and related expenses and a $1.2 million increase in employee benefits expense. Sales and marketing expenses as a percentage of total revenues increased to 52% in fiscal 2011 from 50% in fiscal 2010.
Research and Development. Research and development expenses increased $3.5 million, or 11%, from $33.4 million in fiscal 2010 to $37.0 million in fiscal 2011. The increase is primarily due to $2.1 million of higher employee compensation resulting from the expansion of our engineering group, a $0.5 million increase legal fees primarily associated with patent registration and a $0.3 million increase in employee benefits expense. Research and development expenses as a percentage of total revenues was relatively flat at 12% in both fiscal 2011 and fiscal 2010. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $4.4 million, or 15%, from $29.8 million in fiscal 2010 to $34.2 million in fiscal 2011. This increase is primarily due to $1.9 million of higher employee compensation due to higher headcount and higher fiscal 2011 bonuses, a $0.9 million increase in stock-based compensation expense and a $0.4 million increase in legal fees. General and administrative expenses as a percentage of total revenues were relatively flat at 11% in both fiscal 2011 and 2010.

Depreciation and Amortization. Depreciation expense increased $0.3 million, from $3.5 million in fiscal 2010 to $3.8 million in fiscal 2011. This reflects higher depreciation associated with increase capital expenditures primarily for product development and other computer-related equipment.
Interest Income
Interest income increased $0.3 million, from $0.4 million in fiscal 2010 to $0.7 million in fiscal 2011. The increase in interest income is primarily due to higher balances in our cash and related investment accounts.
Income Tax Expense
Income tax expense was $15.3 million in fiscal 2011 compared to $13.7 million in fiscal 2010. The effective tax rate in fiscal 2011 was 42% as compared to 43% in fiscal 2010. In fiscal 2011, the effective rate is higher than the expected federal statutory rate of 35% primarily due to recording a valuation allowance against certain state research tax credits as well as the impact of state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by the reversal of certain tax reserves as a result of the expiration of a statute of limitations in a foreign jurisdiction as well as recording additional research tax credits. In fiscal 2010, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, adjustments to foreign tax credits and permanent differences in both the United States and foreign jurisdictions, partially offset by recording additional research tax credits.
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
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 47% of our software revenue in fiscal 2010 and approximately 40% of our software revenue in fiscal 2009. As a result, enterprise software transactions increased by $14.1 million, or 29%, in fiscal 2010 compared to fiscal 2009. This increase was primarily driven by the strength from our U.S. operations as well as a 33% increase in the total number of transactions of this type. The average dollar amount of such transactions was approximately $233,000 in fiscal 2010 and was approximately 241,000 in fiscal 2009. The overall increase in enterprise software transactions was partially offset by a 2% decrease in software transactions less than $0.1 million as a result of lower software revenue transactions of this type from our foreign locations.
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
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $13.8 million, or 11%, from $123.0 million in fiscal 2009 to $136.8 million in fiscal 2010. The increase is primarily due to a $12.4 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions on higher software revenue in fiscal 2010. Sales and marketing expenses also increased due to a $1.5 million increase in stock-based compensation expense, a $0.5 million increase in employee benefits expense and a $0.4 million increase in travel and related expenses. These increases were partially offset by a $0.8 million decrease in recruiting expenses due to fewer headcount additions in fiscal 2010 compared to fiscal 2009. Sales and marketing expenses as a percentage of total revenues decreased to 50% in fiscal 2010 from 52% in fiscal 2009.
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
Liquidity and Capital Resources
As of March 31, 2011, our cash and cash equivalents balance of $217.2 million primarily consisted of money market funds. In addition, we have approximately $1.2 million of short-term investments invested in certificates of deposit at March 31, 2011. In recent fiscal years, our principal sources of liquidity have been cash provided by operations. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock and cash provided from our public offerings of common stock.
In July 2009, we entered into an amended and restated credit facility in which we can borrow up to $30.0 million over a three year period. Borrowings under the facility are available to repurchase our common stock under our share repurchase program and to provide for working capital and general corporate purposes. Repayments of principal amounts borrowed under the amended and restated credit facility is required at the maturity date of July 2012. The credit facility also requires that certain financial covenants be met on a quarterly basis. The amended and restated credit facility contains financial covenants that require us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at our option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. As of March 31, 2011, we were in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.
In January 2008, our Board of Directors approved a stock repurchase program, which authorized us to repurchase up to $40.0 million of our common stock. Our Board of Directors authorized additional increases of $40.0 million in July 2008 and $40.0 million in July 2010 to our existing share repurchase program. As of March 31 2011, we are authorized to repurchase up to a total of $120.0 million of our common stock through March 31, 2012. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During fiscal 2011, we repurchased 1.6 million shares of common stock under our share repurchase plan with a total cost of $31.5 million. As of March 31, 2011, we have repurchased approximately $71.7 million, or 4.4 million shares, under our stock repurchase plan at an average purchase price of $16.26 per share. As a result, we may repurchase an additional $48.3 million of our common stock through March 31, 2012.
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

Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009

Cash provided by operating activities	$52,410	$57,247	$43,109
Net Cash provided by (used in) investing activities	28	(8,413)	(4,539)
Net Cash provided by (used in) financing activities	(7,304)	13,679	(22,138)
Effects of exchange rate — changes in cash	2,518	1,800	(2,888)

Net increase in cash and cash equivalents	$47,652	$64,313	$13,544

Net cash provided by operating activities was $52.4 million in fiscal 2011, $57.2 million in fiscal 2010 and $43.1 million in fiscal 2009. In fiscal 2011 and fiscal 2010, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base as well as an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues and timing of cash receipts. In fiscal 2009, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and an increase in deferred services revenue, partially offset by an increase in accounts receivable.
Net cash provided by (used in) investing activities was less than $0.1 million in fiscal 2011, ($8.4) million in fiscal 2010 and ($4.5) million in fiscal 2009. In fiscal 2011, cash provided by investing activities was due to the net proceeds from maturity of short-term investments of $3.9 million offset by the purchase of property and equipment of $3.9 million as we continue to invest in and enhance our global infrastructure. In fiscal 2010, cash used in investing activities was due to the net purchases of short-term investments of $5.0 million as well as the purchase of property and equipment of $3.4 million related to the growth in our business. In fiscal 2009, cash used in investing activities was due to purchases of property and equipment. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.
Net cash provided by (used in) financing activities was $(7.3) million in fiscal 2011, $13.7 million in fiscal 2010 and $(22.1) million in fiscal 2009. The cash used in financing activities in fiscal 2011 was due to $31.5 million used to repurchase shares of our common stock under our share repurchase program partially offset by $17.2 million from the exercise of stock options and $7.0 million of excess tax benefits recognized as the result of stock option exercises and vesting of restricted stock units. The cash provided by financing activities in fiscal 2010 was due to $10.3 million of proceeds from the exercise of stock options and $3.4 million of excess tax benefits. The cash used in financing activities in fiscal 2009 was primarily due to $25.2 million used to repurchase shares of our common stock under our share repurchase program, partially offset by $2.7 million of proceeds from the exercise of stock options and $0.5 million of excess tax benefits.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2011	2010	2009
Cash used for repurchases (in thousands)*	$31,506	$—	$25,229

Shares repurchased (in thousands)*	1,559	—	1,825

Average price per share	$20.21	$—	$13.83

*	Based on settlement date, not trade date.
Working capital increased $36.2 million from $143.2 million as of March 31, 2010 to $179.4 million as of March 31, 2011. The increase in working capital is primarily due to a $47.7 million increase in cash and cash equivalents and a $15.8 million increase in accounts receivable, partially offset by a $15.1 million increase in deferred revenue, a $7.7 million increase in accrued liabilities and a $4.7 million decrease in net deferred tax assets. The increase in cash and cash equivalents is primarily due to net income generated during the period, cash received from the exercise of stock options and the increase in deferred revenue, partially offset by cash used to repurchase approximately 1.6 million shares of our common stock under our share repurchase program.
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
The following table summarizes our obligations as of March 31, 2011 (dollars in thousands):

	Payments Due by Period
					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Operating lease obligations	$18,645	$6,232	$11,423	$990	$—
Purchase obligations	3,397	1,519	1,878	—	—

Total	$22,042	$7,751	$13,301	$990	$—

We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to software licensing and IT infrastructure costs.
The contractual obligations table above excludes unrecognized tax benefits recorded in Other Liabilities totaling $5.3 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $5.3 million is classified as a long-term liability in our consolidated balance sheet as of March 31, 2011 as none of these obligations are anticipated to be paid within one year from April 1, 2011.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of software revenues, was $1.3 million in fiscal 2011, $1.3 million in fiscal 2010 and $1.2 million in fiscal 2009.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2011 and 2010, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of March 31, 2011, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
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
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 39% of our sales were outside the United States in fiscal 2011 and 38% were outside the United States in fiscal 2010. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $1.8 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains (losses) of approximately $(0.6) million in fiscal 2011, $(0.6) million in fiscal 2010, and $0.9 million in fiscal 2009. The net foreign currency transaction losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is approximately one month. As of March 31, 2011 and March 31, 2010, we did not have any forward contracts outstanding. We recorded net realized gains (losses) in general and administrative expenses of $0.1 million in fiscal 2011 and less than ($0.1) million in fiscal 2010. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8. Financial Statements and Supplementary Data
CommVault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2011, 2010 and 2009
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
CommVault Systems, Inc.
We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 17, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
MetroPark, New Jersey
May 17, 2011

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$217,170	$169,518
Short-term investments	1,150	5,043
Trade accounts receivable, less allowance for doubtful accounts of $106 and $292 at March 31, 2011 and 2010, respectively	73,891	58,049
Prepaid expenses and other current assets	8,476	4,612
Deferred tax assets, net	12,043	16,693

Total current assets	312,730	253,915

Deferred tax assets, net	21,736	24,485
Property and equipment, net	6,400	6,356
Other assets	1,633	1,259

Total assets	$342,499	$286,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,658	$1,891
Accrued liabilities	33,475	25,727
Deferred revenue	98,217	83,112

Total current liabilities	133,350	110,730

Deferred revenue, less current portion	14,695	9,140
Other liabilities	6,324	7,845
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 43,965 shares and 43,053 shares issued and outstanding at March 31, 2011 and 2010, respectively	440	431
Additional paid-in capital	271,622	239,012
Accumulated deficit	(84,239)	(81,031)
Accumulated other comprehensive income (loss)	307	(112)

Total stockholders’ equity	188,130	158,300

Total liabilities and stockholders’ equity	$342,499	$286,015

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended March 31,
	2011	2010	2009
Revenues:
Software	$149,798	$134,500	$121,685
Services	164,978	136,525	112,834

Total revenues	314,776	271,025	234,519

Cost of revenues:
Software	2,369	3,017	2,469
Services	38,646	32,628	28,177

Total cost of revenues	41,015	35,645	30,646

Gross margin	273,761	235,380	203,873

Operating expenses:
Sales and marketing	163,054	136,773	122,957
Research and development	36,954	33,421	30,669
General and administrative	34,207	29,823	26,159
Depreciation and amortization	3,775	3,514	3,582

Income from operations	35,771	31,849	20,506

Interest expense	(106)	(106)	(175)
Interest income	650	384	1,639

Income before income taxes	36,315	32,127	21,970
Income tax expense	(15,311)	(13,722)	(9,642)

Net income	$21,004	$18,405	$12,328

Net income per common share:
Basic	$0.49	$0.44	$0.29

Diluted	$0.45	$0.41	$0.28

Weighted average common shares outstanding:
Basic	43,283	42,133	41,983

Diluted	46,301	45,022	44,013

CommVault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2008	42,750	$428	$204,386	$(94,922)	$(357)	$109,535
Stock-based compensation			11,299			11,299
Tax benefits relating to share-based payments			465			465
Exercise of common stock options and vesting of restricted stock units	668	7	2,719			2,726
Repurchase of common stock	(1,825)	(19)	(8,407)	(16,803)		(25,229)
Comprehensive income:
Net income				12,328		12,328
Foreign currency translation adjustment					165	165

Total comprehensive income						12,493

Balance at March 31, 2009	41,593	416	210,462	(99,397)	(192)	111,289
Stock-based compensation			14,912			14,912
Tax benefits relating to share-based payments			3,378			3,378
Exercise of common stock options and vesting of restricted stock units	1,462	15	10,269			10,284
Repurchase of common stock	(2)		(9)	(39)		(48)
Comprehensive income:
Net income				18,405		18,405
Foreign currency translation adjustment					80	80

Total comprehensive income						18,485

Balance at March 31, 2010	43,053	431	239,012	(81,031)	(112)	158,300
Stock-based compensation			15,623			15,623
Tax benefits relating to share-based payments			7,084			7,084
Exercise of common stock options and vesting of restricted stock units	2,469	25	17,133			17,158
Repurchase of common stock	(1,557)	(16)	(7,230)	(24,212)		(31,458)
Comprehensive income:
Net income				21,004		21,004
Foreign currency translation adjustment					419	419

Total comprehensive income						21,423

Balance at March 31, 2011	43,965	$440	$271,622	$(84,239)	$307	$188,130

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$21,004	$18,405	$12,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,906	3,630	3,691
Noncash stock-based compensation	15,623	14,912	11,299
Excess tax benefits from stock-based compensation	(7,044)	(3,395)	(469)
Deferred income taxes	3,766	4,044	3,883

Changes in operating assets and liabilities:
Trade accounts receivable	(14,206)	(11,801)	(3,890)
Prepaid expenses and other current assets	(3,756)	(786)	(498)
Other assets	(314)	(97)	(473)
Accounts payable	(261)	27	(264)
Accrued liabilities	17,501	11,184	1,924
Deferred revenue	17,892	19,967	15,154
Other liabilities	(1,701)	1,157	424

Net cash provided by operating activities	52,410	57,247	43,109

Cash flows from investing activities
Purchase of short-term investments	(2,751)	(5,293)	—
Proceeds from maturity of short-term investments	6,644	250	—
Purchase of property and equipment	(3,865)	(3,370)	(4,539)

Net cash provided by (used in) investing activities	28	(8,413)	(4,539)

Cash flows from financing activities
Repurchase of common stock	(31,506)	—	(25,229)
Debt issuance costs	—	—	(104)
Proceeds from the exercise of stock options	17,158	10,284	2,726
Excess tax benefits from stock-based compensation	7,044	3,395	469

Net cash provided by (used in) financing activities	(7,304)	13,679	(22,138)

Effects of exchange rate — changes in cash	2,518	1,800	(2,888)

Net increase in cash and cash equivalents	47,652	64,313	13,544
Cash and cash equivalents at beginning of year	169,518	105,205	91,661

Cash and cash equivalents at end of year	$217,170	$169,518	$105,205

Supplemental disclosures of cash flow information
Interest paid	$106	$106	$175

Income taxes paid	$3,894	$4,130	$4,801

CommVault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1. Nature of Business
CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection; data migration and archiving; snapshot management and replication of data; integrated source and target deduplication; e-discovery and compliance solutions; protection, recovery and discovery of data in virtual server environments; enterprise-wide search capabilities; and management and operational reports, remote services and troubleshooting tools. The Company’s unified suite of data and information management software applications, which is sold under the Simpana brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company primarily uses historical renewal rates, and in certain cases, it uses stated renewal rates. Historical renewal rates are supported by performing an analysis in which the Company segregates its customer support renewal contracts into different classes based on specific criteria including, but not limited to, the dollar amount of the software purchased, the level of customer support being provided and the distribution channel. As a result of this analysis, the Company has concluded that it has established VSOE for the different classes of customer support when the support is sold as part of a multiple-element sales arrangement.
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
The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2011	2010	2009
Net income	$21,004	$18,405	$12,328

Basic net income per common share:
Basic weighted average shares outstanding	43,283	42,133	41,983

Basic net income per common share	$0.49	$0.44	$0.29

Diluted net income per common share:
Basic weighted average shares outstanding	43,283	42,133	41,983
Dilutive effect of stock options and restricted stock units	3,018	2,889	2,030

Diluted weighted average shares outstanding	46,301	45,022	44,013

Diluted net income per common share	$0.45	$0.41	$0.28

The following table summarizes the potential outstanding common stock of the Company at the end of each period, which has been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2011	2010	2009
Stock options and restricted stock units	1,002	728	3,162

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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Accounting for Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2011, the Company had net deferred tax assets of approximately $33,779, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establish a valuation allowance. As of March 31, 2011, the Company maintains a valuation allowance against it deferred tax assets totaling $4,306 primarily related to the uncertainty of the Company’s ability to utilize certain state research tax credits before they expire.
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
As of March 31, 2011, the Company had unrecognized tax benefits of $4,481, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $842 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As of March 31, 2011, the Company’s cash and cash equivalents balance consisted primarily of money market funds.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled approximately 23%, 24% and 23% of total revenues for the years ended March 31, 2011, 2010 and 2009, respectively. Dell accounted for 25% and 27% of accounts receivable as of March 31, 2011 and 2010, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 25%, 24% and 21% of total revenues for the years ended March 31, 2011, 2010 and 2009, respectively. Arrow accounted for approximately 32% and 30% of total accounts receivable as of March 31, 2011 and 2010, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2011, the Company’s short-term investments balance consisted of certificates of deposit.

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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2011 and March 31, 2010:

	March 31,
	2011	2010
Cash and cash equivalents:
Money market funds	$182,911	$143,236
All of the Company’s financial instruments in the table above were classified and measured as Level 1 instruments.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2011, 2010 and 2009.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Deferred revenue consists of the following:

	March 31,
	2011	2010
Current:
Deferred software revenue	$237	$578
Deferred services revenue	97,980	82,534

	$98,217	$83,112

Non-current:
Deferred services revenue	$14,695	$9,140

Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2011, 2010 and 2009, the Company includes $7,044, $3,395, and $469, respectively, as a financing cash inflow.
Share Repurchases
The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the fiscal years ended March 31, 2011 and 2010, the Company reduced common stock and additional paid-in capital by $7,246 and $9, respectively, and accumulated deficit by $24,212 and $39, respectively.
Sales Tax
The Company records revenue net of sales tax.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $3,819, $2,121, and $2,975 for the years ended March 31, 2011, 2010 and 2009, respectively.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $623 in the year ending March 31, 2011, net foreign currency transaction losses of $647 in the year ending March 31, 2010, and net foreign currency transaction gains of $907 in the year ending March 31, 2009. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is approximately one month. As of March 31, 2011 and March 31, 2010, the Company did not have any forward contracts outstanding. The Company recorded net realized gains of $48 and net realized losses of $34 in general and administrative expenses related to the settlement of a forward exchange contracts in the years ending March 31, 2011 and 2010, respectively. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.
Comprehensive Income
Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders. Comprehensive income for the fiscal years ending March 31, 2011, 2010 and 2009 is as follows:

	Year Ended March 31,
	2011	2010	2009
Net income	$21,004	$18,405	$12,328
Foreign currency translation adjustment	419	80	165

Total comprehensive income	$21,423	$18,485	$12,493

Impact of Recently Issued Accounting Standards
Fair Value Measurements
In January 2010, the FASB issued guidance requiring additional disclosure for significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for such transfers. This new guidance also requires separate disclosure information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, this guidance clarifies existing disclosures regarding fair value measurement for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The changes under this new guidance were effective for the quarterly period beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company’s fiscal year beginning April 1, 2011. The adoption of these new accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
3. Property and Equipment
Property and equipment consist of the following:

	March 31,
	2011	2010
Computer equipment	$10,609	$10,382
Other machinery and equipment	8,167	6,603
Leasehold improvements	4,375	4,229
Purchased software	1,623	1,430
Furniture and fixtures	1,684	1,347

	26,458	23,991
Less: Accumulated depreciation and amortization	(20,058)	(17,635)

	$6,400	$6,356

The Company recorded depreciation and amortization expense of $3,906, $3,630, and $3,691 for the years ended March 31, 2011, 2010 and 2009, respectively.
4. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2011	2010
Compensation and related payroll taxes	$19,204	$14,122
Other	14,271	11,605

	$33,475	$25,727

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
The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. The Company pays a quarterly commitment fee that ranges from 0.35% to 0.50% per annum based on the unused portion of the amended and restated credit facility. As of March 31, 2011, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
6. Commitments and Contingencies
Leases
The Company leases various office and warehouse facilities under non-cancelable leases, which expire on various dates through March 2016. Future minimum lease payments under all operating leases at March 31, 2011 are as follows:

Year Ending March 31:
2012	$6,232
2013	5,846
2014	3,390
2015	2,187
2016	990

$18,645

Rent expenses were $6,778, $5,628, and $5,187 for the years ended March 31, 2011, 2010 and 2009, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.
Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2011 are approximately $1,519 for fiscal 2012, $1,337 for fiscal 2013 and $541 for fiscal 2014, totaling $3,397 for all periods through fiscal 2014. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on the number of units shipped or a percentage of the underlying revenue. Royalty expense, included in cost of software revenues, was $1,295 in fiscal 2011, $1,290 in fiscal 2010 and $1,224 in fiscal 2009.
Indemnifications
The Company offers a 90-day limited product warranty for its software. To date, costs related to this product warranty have not been material.
Legal Proceedings
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of March 31, 2011, the Company is not a party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
7. Capitalization
As of March 31, 2011 and 2010, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2011 and 2010, there were no shares of preferred stock outstanding.
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
Common Stock
The Company had 43,965 and 43,053 shares of common stock, par value $0.01, outstanding at March 31, 2011 and March 31, 2010, respectively.
In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. The Company’s Board of Directors authorized additional increases of $40,000 in July 2008 and $40,000 in July 2010 to the Company’s existing share repurchase program. As of March 31, 2011, the Company is authorized to repurchase up to a total of $120,000 of its common stock through March 31, 2012. As of March 31, 2011, the Company has repurchased approximately $71,748 under the share repurchase authorization and may repurchase an additional $48,252 of its common stock under the current program through March 31, 2012.
Shares Reserved for Issuance
The Company has reserved 8,044 shares to allow for the exercise of all outstanding options and vesting of restricted stock units at March 31, 2011.
8. Stock Plans
As of March 31, 2011, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2011, there were 558 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of March 31, 2011, approximately 718 shares were available for future issuance under the LTIP.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
As of March 31, 2011, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. During fiscal 2011, the Company granted a total of 53 stock options and 28 restricted stock units to members of the Company’s Board of Directors that vest over a one year period. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
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
Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because at that time its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the second half of fiscal 2009 and all of fiscal 2010 and 2011 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	40% – 45%	40% – 45%	40% – 44%
Weighted average expected volatility	44%	42%	43%
Risk-free interest rates	1.18% – 2.93%	0.24% – 3.14%	1.54% – 3.84%
Expected life (in years)	6.2	6.3	6.4
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2011, 2010 and 2009.

	Year Ended March 31,
	2011	2010	2009
Cost of services revenue	$346	$463	$303
Sales and marketing	7,040	6,827	5,317
Research and development	1,719	2,030	1,605
General and administrative	6,518	5,592	4,074

Stock-based compensation expense	$15,623	$14,912	$11,299

The Company recognized a tax benefit related to stock-based compensation of $5,352 in the year ended March 31, 2011, $5,135 in the year ended March 31, 2010 and $4,057 in the year ended March 31, 2009.
As of March 31, 2011, there was approximately $36,181 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.67 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2008 to March 31, 2011:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at March 31, 2008	8,086	$8.84
Options granted	1,307	11.35
Options exercised	(460)	5.94
Options forfeited	(136)	12.44
Options expired	(18)	12.98

Outstanding at March 31, 2009	8,779	9.30
Options granted	743	20.81
Options exercised	(1,246)	8.25
Options forfeited	(183)	14.46
Options expired	(23)	17.01

Outstanding at March 31, 2010	8,070	10.38
Options granted	1,191	27.27
Options exercised	(2,066)	8.30
Options forfeited	(144)	15.62
Options expired	(17)	11.61

Outstanding at March 31, 2011	7,034	$13.75	6.24	$183,818

Vested or expected to vest at March 31, 2011	6,908	$13.48	6.16	$181,724

Exercisable at March 31, 2011	4,437	$9.48	4.85	$134,890

The weighted average fair value of stock options granted was $12.23 per share, $9.31 per share, and $5.14 per share during the years ended March 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised was $39,119, $15,795, and $4,079 in the years ended March 31, 2011, 2010 and 2009, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted stock unit activity is as follows:

		Weighted
	Number	Average
	of	Grant Date
Non-Vested Restricted Stock Units	Awards	Fair Value
Non-vested as of March 31, 2008	665	$15.81
Granted	593	11.92
Vested	(208)	16.14
Forfeited	(58)	15.89

Non-vested as of March 31, 2009	992	13.44
Granted	329	20.67
Vested	(216)	14.95
Forfeited	(94)	14.67

Non-vested as of March 31, 2010	1,011	15.33
Granted	507	26.96
Vested	(403)	14.44
Forfeited	(105)	17.71

Non-vested as of March 31, 2011	1,010	$21.27

The total fair value of the restricted stock units that vested during the years ended March 31, 2011, 2010 and 2009 was $10,157, $4,245 and $2,660, respectively.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2011:

	Options	Weighted-Average		Options	Weighted-
	Outstanding	Remaining		Exercisable at	Average
Range of Exercise Prices	March 31, 2011	Contractual Life	Exercise Price	March 31, 2011	Exercise Price
$4.00 – 5.30	1,593	3.52	$4.57	1,593	$4.57
6.00 – 10.56	904	3.24	6.54	872	6.41
11.12 – 13.50	1,096	7.24	11.39	551	11.65
13.81 – 16.99	1,533	6.71	15.23	1,171	15.36
17.19 – 23.54	745	8.07	21.21	250	19.19
23.88 – 35.60	1,163	9.57	27.41	0	0.00

$4.00 – 35.60	7,034	6.24	$13.75	4,437	$9.48

9. Income Taxes
The components of income before income taxes were as follows:

	Year Ended March 31,
	2011	2010	2009
Domestic	$31,553	$29,927	$19,579
Foreign	4,762	2,200	2,391

	$36,315	$32,127	$21,970

The components of income tax (expense) benefit were as follows:

	Year Ended March 31,
	2011	2010	2009
Current:
Federal	$(9,539)	$(5,545)	$(2,504)
State	(2,242)	(2,378)	(1,137)
Foreign	250	(1,614)	(2,210)
Deferred:
Federal	345	(4,569)	(4,388)
State	(4,040)	345	(1,063)
Foreign	(85)	39	1,660

	$(15,311)	$(13,722)	$(9,642)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2011, 2010 and 2009 are as follows:

	Year Ended March 31,
	2011	2010	2009
Statutory federal income tax expense rate	(35.0)%	(35.0)%	(35.0)%
State and local income tax expense, net of federal income tax effect	(3.9)	(4.4)	(2.6)
Impact of state tax rate change on deferred tax assets	(0.5)	0.5	(5.1)
Foreign earnings taxed at different rates	(0.5)	(2.3)	(1.2)
Permanent differences	(1.5)	(2.3)	(2.4)
Foreign tax credits	1.4	(3.5)	2.1
Research credits	5.0	4.1	3.7
Tax reserves	4.6	(1.9)	(1.7)
Change in valuation allowance	(11.9)	—	—
Other differences, net	0.1	2.1	(1.7)

Effective income tax expense	(42.2)%	(42.7)%	(43.9)%

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

	March 31,
	2011	2010
Deferred tax assets:
Tax credits	$18,239	$22,223
Stock-based compensation	10,656	9,804
Deferred revenue	3,438	3,139
Net operating losses	2,625	3,119
Depreciation and amortization	1,255	1,233
Allowance for doubtful accounts the other reserves	961	238
Accrued expenses	911	1,422

Total deferred tax assets	38,085	41,178
Less: valuation allowance	(4,306)	—

Net deferred tax assets	$33,779	$41,178

During the quarter ended March 31, 2011, the Company recorded valuation allowances totaling $4,306 against its deferred tax assets. Specifically, the Company recorded a valuation allowance of $4,212 against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable. In addition, the Company recorded a valuation allowance of $94 against foreign net operating loss carryforwards in a certain international jurisdiction. In assessing the need for a valuation allowance against its net operating loss carryforwards in such international jurisdiction, the Company considered projected future income as part of its analysis.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $653 on March 31, 2011.
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $7,084 and $3,378 for the years ended March 31, 2011 and 2010.
At March 31, 2011, the Company has state net operating loss (NOL) carryforwards of approximately $2,074 and NOL carryforwards for foreign tax purposes of approximately $9,241.
At March 31, 2011, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $11,443 and $5,078, respectively. The federal research tax credit carryforwards expire from 2014 through 2030, and the state research tax credit carryforwards expire from 2014 through 2026. At March 31, 2011, the Company has federal Alternative Minimum Tax credit carryforwards of $1,202.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2011. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Balance at March 31, 2008	$4,942
Additions for tax positions related to fiscal 2009	150
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(553)

Balance at March 31, 2009	4,539
Additions for tax positions related to fiscal 2010	447
Additions for tax positions related to prior years	127
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	116

Balance at March 31, 2010	5,229
Additions for tax positions related to fiscal 2011	512
Additions for tax positions related to prior years	86
Settlements	—
Reductions related to the expiration of statutes of limitations	(1,447)
Foreign currency translation adjustment	101

Balance at March 31, 2011	$4,481

All of the Company’s unrecognized tax benefits at March 31, 2011 of $4,481, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,481 and $5,229 and the related accrued interest and penalties of $842 and $1,394 in Other Liabilities on the Consolidated Balance Sheet at March 31, 2011 and March 31, 2010, respectively. The Company believes that it is reasonably possible that approximately $352 of it currently remaining unrecognized tax benefits and approximately $141 of related accrued interest and penalties may be realized by the end of the fiscal year ending March 31, 2012 as a result of the lapse of the statute of limitations. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2011, 2010 and 2009, the Company recognized $152, $138 and $215, respectively, of interest and penalties in the Consolidated Statement of Income.

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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2011	2010	2009
Revenue:
United States	$190,706	$169,343	$143,047
Other	124,070	101,682	91,472

	$314,776	$271,025	$234,519

No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2011, 2010 and 2009. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2011	2010
Long-lived assets:
United States	$4,768	$4,932
Other	3,265	2,683

	$8,033	$7,615

At March 31, 2011 and 2010, the United Kingdom had long-lived assets of $1,072 and $950, respectively. At March 31, 2010, India had long-lived assets of $1,000. No other individual country other than the United States accounts for 10% or more of long-lived assets as of March 31, 2011 and 2010.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
12. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2011
Total revenue	$66,300	$75,226	$83,629	$89,621
Gross margin	56,780	65,709	73,475	77,797
Net income	3,498	5,419	7,252	4,835
Net income per common share:
Basic (1)	$0.08	$0.13	$0.17	$0.11
Diluted (1)	$0.08	$0.12	$0.16	$0.10

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2010
Total revenue	$60,246	$66,650	$70,691	$73,438
Gross margin	51,896	57,675	61,594	64,215
Net income	2,435	4,718	5,440	5,812
Net income per common share:
Basic (1)	$0.06	$0.11	$0.13	$0.14
Diluted (1)	$0.06	$0.11	$0.12	$0.13

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
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2011, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of
CommVault Systems, Inc.
We have audited CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 of CommVault Systems, Inc. and our report dated May 17, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
MetroPark, New Jersey
May 17, 2011

Item 9B. Other Information
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2011. Information with respect to this Item is incorporated herein by reference from our 2011 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
Our Board of Directors has adopted a code of business ethics and conduct, which applies to all our employees. The code of business ethics and conduct is in addition to our code of ethics for senior financial officers. The full texts of our code of business ethics and conduct and our code of ethics for senior financial officers can be found on our website, www.commvault.com.
Item 11. Executive Compensation
Information with respect to this Item is incorporated herein by reference from our 2011 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2011 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2011 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans.
The following information is as of March 31, 2011:

Number of Securities
	Number of	Weighted-Average	Remaining Available for
	Securities to be	Exercise Price of	Future Issuance Under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,043,330	$13.75	1,275,760
Equity compensation plans not approved by security holder	—	—	—

Totals	8,043,330	$13.75	1,275,760	(2)

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan.

(2)
On each April 1, the number of shares available for issuance under the 2006 Long-Term Stock Incentive Plan is increased, if applicable, such that the total number of shares available for awards under the 2006 Long-Term Stock Incentive Plan as of any April 1 is equal to 5% of the number of outstanding shares of our common stock on that April 1.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from our 2011 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14. Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2011 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2009, 2010 and 2011.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year
	(In thousands)
Year Ended March 31, 2009
Allowance for doubtful accounts	$275	$24	$106	$193
Year Ended March 31, 2010
Allowance for doubtful accounts	$193	$158	$59	$292
Year Ended March 31, 2011
Allowance for doubtful accounts	$292	$(42)	$144	$106
Valuation allowance for deferred taxes (1)	$—	$4,306	$—	$4,306

(1)
During the year ended March 31, 2011, we recorded valuation allowances totaling $4,306 against our deferred tax assets. Specifically, we recorded a valuation allowance of $4,212 against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. In addition, we recorded a valuation allowance of $94 against foreign net operating loss carryforwards in a certain international jurisdiction.

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

21.1		List of Subsidiaries of CommVault Systems, Inc.

23.1		Consent of Ernst & Young LLP

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 17, 2011.

COMMVAULT SYSTEMS, INC.
By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 17, 2011.

Signature	Title

/s/ N. ROBERT HAMMER	Chairman, President and Chief Executive Officer
N. Robert Hammer

/s/ LOUIS F. MICELI Louis F. Miceli	Senior Vice President, Chief Financial Officer

/s/ BRIAN CAROLAN Brian Carolan	Vice President, Chief Accounting Officer

/s/ ALAN G. BUNTE Alan G. Bunte	Director

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director

/s/ ARMANDO GEDAY Armando Geday	Director

/s/ KEITH GEESLIN Keith Geeslin	Director

/s/ F. ROBERT KURIMSKY F. Robert Kurimsky	Director

/s/ DANIEL PULVER Daniel Pulver	Director

/s/ GARY SMITH Gary Smith	Director

/s/ DAVID F. WALKER David F. Walker	Director