Form 10-Q
period 2011-09-30
COMMVAULT SYSTEMS INC
filed 2011-11-03
CIK 1169561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

As of October 26, 2011, there were 43,521,276 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.

FORM 10-Q

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2011	March 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,744	$217,170
Short-term investments	3,146	1,150
Trade accounts receivable, less allowance for doubtful accounts of $110 at September 30, 2011 and $106 at March 31, 2011	69,141	73,891
Prepaid expenses and other current assets	9,395	8,476
Deferred tax assets, net	12,788	12,043

Total current assets	311,214	312,730

Deferred tax assets, net	21,716	21,736
Property and equipment, net	7,524	6,400
Other assets	4,097	1,633

Total assets	$344,551	$342,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,171	$1,658
Accrued liabilities	35,065	33,475
Deferred revenue	107,047	98,217

Total current liabilities	144,283	133,350

Deferred revenue, less current portion	17,325	14,695
Other liabilities	7,469	6,324

Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 43,343 shares and 43,965 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	434	440
Additional paid-in capital	283,358	271,622
Accumulated deficit	(108,141)	(84,239)
Accumulated other comprehensive income (loss)	(177)	307

Total stockholders’ equity	175,474	188,130

Total liabilities and stockholders’ equity	$344,551	$342,499

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Software	$47,825	$35,758	$91,626	$64,053
Services	49,633	39,468	97,359	77,473

Total revenues	97,458	75,226	188,985	141,526

Cost of revenues:
Software	639	602	1,256	1,158
Services	12,435	8,915	23,861	17,879

Total cost of revenues	13,074	9,517	25,117	19,037

Gross margin	84,384	65,709	163,868	122,489

Operating expenses:
Sales and marketing	51,224	38,559	100,982	74,385
Research and development	9,591	8,615	18,862	17,255
General and administrative	9,389	8,392	18,806	16,141
Depreciation and amortization	1,099	913	2,124	1,808

Income from operations	13,081	9,230	23,094	12,900

Interest expense	(27)	(26)	(53)	(53)
Interest income	158	154	323	273

Income before income taxes	13,212	9,358	23,364	13,120

Income tax expense	5,313	3,939	8,426	4,203

Net income	$7,899	$5,419	$14,938	$8,917

Net income per common share:
Basic	$0.18	$0.13	$0.34	$0.21

Diluted	$0.17	$0.12	$0.32	$0.19

Weighted average common shares outstanding:
Basic	43,942	42,911	44,056	43,039

Diluted	46,875	45,701	47,085	45,928

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance as of March 31, 2011	43,965	$440	$271,622	$(84,239)	$307	$188,130
Stock-based compensation			8,815			8,815
Tax benefits relating to share based payments			3,325			3,325
Exercise of common stock options and vesting of restricted stock units	701	7	6,382			6,389
Net income				14,938		14,938
Repurchase of common stock	(1,323)	(13)	(6,786)	(38,840)		(45,639)
Foreign currency translation adjustment					(484)	(484)

Balance as of September 30, 2011	43,343	$434	$283,358	$(108,141)	$(177)	$175,474

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$14,938	$8,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,197	1,867
Noncash stock-based compensation	8,815	6,960
Excess tax benefits from stock-based compensation	(3,314)	(2,972)
Deferred income taxes	(2,007)	(1,426)

Changes in operating assets and liabilities:
Trade accounts receivable	3,675	6,016
Prepaid expenses and other current assets	(998)	(2,316)
Other assets	(2,532)	(379)
Accounts payable	537	128
Accrued liabilities	6,886	2,994
Deferred revenue	13,266	4,448
Other liabilities	688	(786)

Net cash provided by operating activities	42,151	23,451

Cash flows from investing activities
Purchase of short-term investments	(3,146)	(2,751)
Proceeds from maturity of short-term investments	1,150	1,851
Purchase of property and equipment	(2,897)	(1,801)

Net cash used in investing activities	(4,893)	(2,701)

Cash flows from financing activities
Repurchase of common stock	(45,639)	(31,506)
Proceeds from the exercise of stock options	6,389	9,845
Excess tax benefits from stock-based compensation	3,314	2,972

Net cash used in financing activities	(35,936)	(18,689)

Effects of exchange rate – changes in cash	(1,748)	1,279

Net increase (decrease) in cash and cash equivalents	(426)	3,340
Cash and cash equivalents at beginning of period	217,170	169,518

Cash and cash equivalents at end of period	$216,744	$172,858

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

The consolidated financial statements as of September 30, 2011 and for the three and six months ended September 30, 2011 and 2010 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2011. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

3.	Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2011 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2011. A summary of the Company’s significant accounting policies is disclosed below.

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

•

Delivery or performance has occurred. The Company’s software and/or software license keys for new orders, add-on orders and software updates are typically delivered in an electronic format to customers. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net income	$7,899	$5,419	$14,938	$8,917

Basic net income per common share:
Basic weighted average shares outstanding	43,942	42,911	44,056	43,039

Basic net income per common share	$0.18	$0.13	$0.34	$0.21

Diluted net income per common share:
Basic weighted average shares outstanding	43,942	42,911	44,056	43,039
Dilutive effect of stock options and restricted stock units	2,933	2,790	3,029	2,889

Diluted weighted average shares outstanding	46,875	45,701	47,085	45,928

Diluted net income per common share	$0.17	$0.12	$0.32	$0.19

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 355 and 541 for the three months ended September 30, 2011 and 2010, respectively, and 308 and 575 for the six months ended September 30, 2011 and 2010, respectively, because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2011, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 21% and 25% of total revenues for the six months ended September 30, 2011 and 2010, respectively. Dell accounted for 24% and 25% of accounts receivable as of September 30, 2011 and March 31, 2011, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 26% and 24% of total revenues for the six months ended September 30, 2011 and 2010, respectively. Arrow accounted for approximately 28% and 32% of total accounts receivable as of September 30, 2011 and March 31, 2011, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of September 30, 2011, the Company’s short-term investments balance consisted of certificates of deposit.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
Cash and cash equivalents:
Money market funds	$173,849	$182,911

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

Deferred revenue consists of the following:

	September 30, 2011	March 31, 2011
Current:
Deferred software revenue	$2,599	$237
Deferred services revenue	104,448	97,980

	$107,047	$98,217

Non-current:
Deferred services revenue	$17,325	$14,695

Accounting for Stock-Based Compensation

The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the six months ended September 30, 2011 and 2010, the Company includes $3,314 and $2,972, respectively, as a financing cash inflow.

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the six months ended September 30, 2011, the Company reduced common stock and additional paid-in capital by $6,799 and accumulated deficit by $38,840.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders. Comprehensive income for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net income	$7,899	$5,419	$14,938	$8,917
Foreign currency translation adjustment	(436)	170	(484)	362

Total comprehensive income	$7,463	$5,589	$14,454	$9,279

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction gains of $43 and $34 in the three and six months ended September 30, 2011, respectively, and net foreign currency transaction losses of $315 and $443 in the three and six months ended September 30, 2010, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one month. As of September 30, 2011 and March 31, 2011, the Company did not have any forward contracts outstanding. In the three and six months ended September 30, 2011, the Company recorded net realized gains of $162 and $127, respectively, in general and administrative expenses related to the settlement of forward exchange contracts. In the three and six months ended September 30, 2010, the Company recorded net realized gains of $28 and $24, respectively, in general and administrative expenses related to the settlement of a forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The FASB is currently considering deferral of reclassification adjustment presentation provisions of ASU 2011-05. Absent a deferral of this accounting guidance in its entirety, ASU 2011-05 is effective for the Company in its first quarter of fiscal 2013 and should be applied retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its fourth quarter of fiscal 2012 and should be applied prospectively. The Company does not currently have level 3 fair value measurements. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

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

The amended and restated credit facility contains financial covenants that require the Company to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. Borrowings under the amended and restated credit facility bear interest, at the Company’s option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate is defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. The Company pays a quarterly commitment fee that ranges from 0.35% to 0.50% per annum based on the unused portion of the amended and restated credit facility. As of September 30, 2011, the Company was in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility.

5.	Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of September 30, 2011, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

6.	Capitalization

In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. The Company’s Board of Directors authorized additional increases of $40,000 in July 2008 and $40,000 in July 2010 to the Company’s existing share repurchase program. As of September 30, 2011, the Company is authorized to repurchase up to a total of $120,000 of its common stock through March 31, 2012. As of September 30, 2011, the Company has repurchased approximately $117,157 under the share repurchase authorization and may repurchase an additional $2,843 of its common stock under the current program through March 31, 2012.

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

As of September 30, 2011, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At September 30, 2011, there were 561 options available for future grant under the Plan.

The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of September 30, 2011, approximately 1,966 shares were available for future issuance under the LTIP.

As of September 30, 2011, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

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

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because at that time its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the three and six months ended September 30, 2011 and 2010 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	None	None	None	None
Expected volatility	42% – 44%	43%	42% – 44%	40% – 43%
Weighted average expected volatility	43%	43%	43%	43%
Risk-free interest rates	1.23% – 1.83%	1.77% – 2.10%	1.23% – 2.56%	1.77% – 2.93%
Expected life (in years)	6.3	6.3	6.3	6.3

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of services revenue	$99	$73	$201	$174
Sales and marketing	2,166	1,555	4,259	3,154
Research and development	442	351	917	758
General and administrative	1,657	1,396	3,438	2,874

Stock-based compensation expense	$4,364	$3,375	$8,815	$6,960

As of September 30, 2011, there was approximately $34,270 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.47 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following summarizes the activity for the Company’s two stock incentive plans for the six months ended September 30, 2011:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2011	7,034	$13.75
Options granted	163	39.03
Options exercised	(526)	12.15
Options forfeited	(19)	20.84
Options expired	(3)	5.42

Outstanding as of September 30, 2011	6,649	$14.47	5.91	$150,492

Vested or expected to vest as of September 30, 2011	6,548	$14.22	5.85	$149,393

Exercisable as of September 30, 2011	4,401	$9.97	4.62	$119,241

The weighted average fair value of stock options granted was $18.00 per share and $17.49 per share during the three and six months ended September 30, 2011, respectively, and $11.28 per share and $11.05 per share during the three and six months ended September 30, 2010, respectively. The total intrinsic value of options exercised was $5,618 and $14,842 during the three and six months ended September 30, 2011, respectively, and $10,915 and $19,536 during the three and six months ended September 30, 2010, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Restricted stock unit activity for the six months ended September 30, 2011 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value

Non-vested as of March 31, 2011	1,010	$21.27
Awarded	124	39.16
Released	(175)	16.58
Forfeited	(33)	22.66

Non-vested as of September 30, 2011	926	$24.52

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

8.	Income Taxes

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

As of March 31, 2011, the Company maintained a valuation allowance against its deferred tax assets of $4,306. In the six months ended September 30, 2011, the Company reversed $1,611 of it valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey. As a result, the Company maintains a valuation allowance totaling $2,685 as of September 30, 2011. This valuation allowance is comprised of $2,601 against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire and $84 against foreign net operating loss carryforwards in a certain international jurisdiction.

Income tax expense was $5,313 and $8,426 in the three and six months ended September 30, 2011, respectively, with effective tax rates of 40% and 36%, respectively. The effective rate in the three months ended September 30, 2011 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and foreign tax credits. The effective rate in the six months ended September 30, 2011 is slightly higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and foreign tax credits as well as reversing $1,611 of our valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey.

The provision for income taxes for the three and six months ended September 30, 2010 was $3,939 and $4,203, respectively, with effective tax rates of approximately 42% and 32%, respectively. In the three months ended September 30, 2010, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, tax return to accrual adjustments and permanent differences in both the United States and foreign jurisdictions. The effective rate in the six months ended September 30, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1,080 as a result of the expiration of a statute of limitations in a foreign jurisdiction, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

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

Balance at March 31, 2011	$4,481
Additions for tax positions related to fiscal 2012	286
Additions for tax positions related to prior years	96
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(47)

Balance at September 30, 2011	$4,816

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

All of the Company’s unrecognized tax benefits at September 30, 2011 of $4,816, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,816 and $4,481 and the related accrued interest and penalties of $884 and $842 in Other Liabilities on the Consolidated Balance Sheet at September 30, 2011 and March 31, 2011, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the six months ended September 30, 2011 and 2010, the Company recognized $60 and $80, respectively, of interest and penalties in the Consolidated Statement of Income. The Company believes that it is reasonably possible that approximately $343 of the currently remaining unrecognized tax benefits and approximately $137 of related accrued interest and penalties may also be realized by the end of the fiscal year ending March 31, 2012 as a result of the lapse of the statute of limitations.

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2011. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination

U.S. Federal	2001 – Present
New Jersey	2002 – Present
Foreign jurisdictions	2006 – Present

9.	Subsequent Events

On October 12, 2011, the Company terminated its amended and restated credit facility. As a result, the Company can no longer borrow the $30,000 that was available under the amended and restated credit facility.

On October 27, 2011, the Company’s Board of Directors authorized a $50,000 increase to the Company’s existing share repurchase program and extended the expiration of the stock repurchase program to March 31, 2013. As of November 3, 2011, the Company has repurchased $117,157 of common stock out of the $170,000 in total that is now authorized under its stock repurchase program. As a result, the Company may repurchase an additional $52,843 of its common stock through March 31, 2013.

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of September 30, 2011, we had licensed our software applications to approximately 15,000 registered customers.

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

We currently derive the majority of our software revenue from our Backup and Recovery software application. Sales of Backup and Recovery represented approximately 56% of our total software revenue for the six months ended September 30, 2011 and 59% of our total software revenue for fiscal 2011. In addition, we derive the majority of our services revenue from customer and technical support associated with our Backup and Recovery software application. The increase in the software revenue generated by our non-Backup and Recovery software products, or Advanced Data and Information Management Products (“ADIM”), was primarily driven by new components and enhancements related to Simpana 8 and Simpana 9 software suites. We anticipate that ADIM software revenue will continue to increase in the future as we expand our domestic and international sales activities and continue to build brand awareness. However, we anticipate that we will continue to derive a significant amount of our software and services revenue from our Backup and Recovery software application for the next few fiscal years.

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

Sources of Revenues

We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 48% of our total revenues for the six months ended September 30, 2011 and 45% for the six months ended September 30, 2010.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2012, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 54% of our total software revenue in the six months ended September 30, 2011 and approximately 46% of our total software revenue for the six months ended September 30, 2010.

Software revenue generated through indirect distribution channels was approximately 84% of total software revenue in the six months ended September 30, 2011 and was approximately 83% of total software revenue in the six months ended September 30, 2010. Software revenue generated through direct distribution channels was approximately 16% of total software revenue in the six months ended September 30, 2011 and was approximately 17% of total software revenue in the six months ended September 30, 2010. The dollar value of software revenue generated through indirect distribution channels increased approximately $23.5 million, or 44%, in the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The dollar value of software revenue generated through direct distribution channels increased $4.1 million, or 38%, in the six months ended September 30, 2011 compared to the six months ended September 30, 2010. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer (“OEM”) agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 21% of our total revenues for the six months ended September 30, 2011 and 25% of our total revenues for the six months ended September 30, 2010.

In May 2011, we announced that we entered into a global OEM agreement with NetApp under which NetApp will integrate elements of our Simpana 9 software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect® brand. During the six months ended September 30, 2011, we did not recognize any revenue under our OEM agreement with NetApp.

Overall, we have original equipment manufacturer agreements primarily with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is sometimes generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 12% of our total revenues for the six months ended September 30, 2011 and 8% of our total revenues for the six months ended September 30, 2010.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 26% of our total revenues through Arrow in the six months ended September 30, 2011 and approximately 24% in the six months ended September 30, 2010. Avnet’s total revenue contribution was not material in the six months ended September 30, 2011 and 2010. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreements with Arrow or Avnet were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 52% of our total revenues for the six months ended September 30, 2011 and 55% for the six months ended September 30, 2010.

The gross margin of our services revenue was 75.5% for the six months ended September 30, 2011 and 76.9% for the six months ended September 30, 2010. The decrease in the gross margin of our services revenue in the six months ended September 30, 2011 compared to the six months ended September 30, 2010 was primarily due to a higher percentage of our services revenue being derived from professional services engagements as well as higher costs of services associated with the expansion of our worldwide customer support operations. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.6% for six months September 30, 2011 and 98.2% for the six months ended September 30, 2010. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 38% of our total revenue for the six months ended September 30, 2011 and 39% in fiscal 2011. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2011 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for the three months ended September 30, 2011 would have been lower by approximately $2.9 million, $0.4 million, and $1.8 million, respectively. For the six months ended September 30, 2011, our total revenues, cost of revenues and operating expenses from the non-U.S. operations would have been lower by approximately $6.7 million, $1.0 million, and $4.2 million, respectively.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.1 million in both the three and six months ended September 30, 2011, respectively, and net foreign currency transaction losses of $0.3 million and $0.4 million in the three and six months ended September 30, 2010, respectively.

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

Stock-Based Compensation

As of September 30, 2011, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718.

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

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because at that time our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during both the six months ended September 30, 2011 and September 30, 2010 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the three and six months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	None	None	None	None
Expected volatility	42% – 44%	43%	42% – 44%	40% – 43%
Weighted average expected volatility	43%	43%	43%	43%
Risk-free interest rates	1.23% – 1.83%	1.77% – 2.10%	1.23% – 2.56%	1.77% – 2.93%
Expected life (in years)	6.3	6.3	6.3	6.3

The weighted average fair value of stock options granted was $18.00 per share and $17.49 per share during the three and six months ended September 30, 2011, respectively, and $11.28 per share and $11.05 per share during the three and six months ended September 30, 2010, respectively. In addition, the weighted average fair value of restricted stock units awarded was $40.49 per share and $39.16 per share during the three and six months ended September 30, 2011, respectively, and $21.22 per share and $22.11 per share during the three and six months ended September 30, 2010, respectively.

As of September 30, 2011, there was approximately $34.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.47 years.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2011, we had net deferred tax assets of approximately $34.5 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of September 30, 2011, we maintain a valuation allowance against our deferred tax assets totaling $2.7 million. Substantially all of the valuation allowance we maintain at September 30, 2011 is against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.

As of September 30, 2011, we had unrecognized tax benefits of $4.8 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.9 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.8 million and the related accrued interest and penalties of $0.9 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.3 million of our currently remaining unrecognized tax benefits and approximately $0.1 million of related accrued interest and penalties may also be realized by the end of fiscal 2012 as a result of the lapse of the statute of limitations.

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

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2011. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Software	49%	48%	48%	45%
Services	51	52	52	55

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	13	12	13	13

Total cost of revenues	13%	13%	13%	13%

Gross margin	87%	87%	87%	87%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues

Total revenues increased $22.2 million, or 30%, from $75.2 million in the three months ended September 30, 2010 to $97.5 million in the three months ended September 30, 2011.

Software Revenue. Software revenue increased $12.1 million, or 34%, from $35.8 million in the three months ended September 30, 2010 to $47.8 million in the three months ended September 30, 2011. Software revenue represented 49% of our total revenues in the three months ended September 30, 2011 compared to 48% in the three months ended September 30, 2010. The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $9.2 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a result, enterprise software transactions represented approximately 55% of our software revenue in the three months ended September 30, 2011 and approximately 48% of our software revenue in the three months ended September 30, 2010. The increase in enterprise software transactions is primarily due to a 70% increase in the number of transactions of this type. The average dollar amount of such transactions was approximately $208,000 in the three months ended September 30, 2011 and approximately $230,000 in the three months ended September 30, 2010. Software revenue derived from transactions less than $0.1 million increased $2.9 million, or 15%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Software revenue derived from the United States increased 34% compared to the prior year quarter and software revenue derived from our international operations increased 33% compared to the prior year quarter. The growth in software revenue in our international locations is primarily due to increases in Europe, Australia and Canada as we expand our international operations.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $12.4 million, or 41%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and software revenue through our direct sales force decreased $0.3 million, or 5%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in software revenue generated through our indirect distribution channel is primarily due to more enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels. In addition, the increase in software revenue from our international operations contributed to the overall increase in software revenue generated through indirect distribution channels as our international software revenue is almost exclusively transacted through indirect distribution channels. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.

Services Revenue. Services revenue increased $10.2 million, or 26%, from $39.5 million in the three months ended September 30, 2010 to $49.6 million in the three months ended September 30, 2011. Services revenue represented 51% of our total revenues in the three months ended September 30, 2011 compared to 52% in the three months ended September 30, 2010. The increase in services revenue is primarily due to a $8.0 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues

Total cost of revenues increased $3.6 million, or 37%, from $9.5 million in the three months ended September 30, 2010 to $13.1 million in the three months ended September 30, 2011. Total cost of revenues represented 13% of our total revenues in both the three months ended September 30, 2011 and the three months ended September 30, 2010.

Cost of Software Revenue. Cost of software revenue remained flat at $0.6 million in both the three months ended September 30, 2010 and in the three months ended September 30, 2011. Cost of software revenue represented 1% of our total software revenue in the three months ended September 30, 2011 compared to 2% in the three months ended September 30, 2010.

Cost of Services Revenue. Cost of services revenue increased $3.5 million, or 39%, from $8.9 million in the three months ended September 30, 2010 to $12.4 million in the three months ended September 30, 2011. Cost of services revenue represented 25% of our services revenue in the three months ended September 30, 2011 and 23% in the three months ended September 30, 2010. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $1.9 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $0.9 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $12.7 million, or 33%, from $38.6 million in the three months ended September 30, 2010 to $51.2 million in the three months ended September 30, 2011. The increase is primarily due to a $9.4 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions expense due to record revenues. The increase in sales and marketing expenses also includes $1.0 million in higher travel and related expenses due to the expansion of our sales force, a $0.5 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products and a $0.6 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues increased to 53% in the three months ended September 30, 2011 from 51% in the three months ended September 30, 2010.

Research and Development. Research and development expenses increased $1.0 million, or 11%, from $8.6 million in the three months ended September 30, 2010 to $9.6 million in the three months ended September 30, 2011. The increase is primarily due to $0.7 million of higher salary expense resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues decreased to 10% in the three months ended September 30, 2011 from 11% in the three months ended September 30, 2010. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $1.0 million, or 12%, from $8.4 million in the three months ended September 30, 2010 to $9.4 million in the three months ended September 30, 2011. This increase is primarily due to a $1.0 million increase in employee and related compensation due to higher headcount and higher fiscal 2012 bonus expense as well as a $0.3 million increase in stock-based compensation expenses. These increases were partially offset by higher net foreign currency transaction gains of $0.4 million. General and administrative expenses in the three months ended September 30, 2011 includes approximately $0.1 million of net foreign currency transaction gains compared to approximately $0.3 million of net foreign currency transaction losses recognized in general and administrative expenses in the three months ended September 30, 2010. General and administrative expenses as a percentage of total revenues decreased to 10% in the three months ended September 30, 2011 from 11% in the three months ended September 30, 2010.

Depreciation and Amortization. Depreciation expense increased by $0.2 million, or 20%, from $0.9 million in the three months ended September 30, 2010 to $1.1 million in the three months ended September 30, 2011. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $5.3 million in the three months ended September 30, 2011 compared to $3.9 million in the three months ended September 30, 2010. The effective tax rate in the three months ended September 30, 2011 was 40% as compared to 42% in the three months ended September 30, 2010. The effective rate in the three months ended September 30, 2011 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and foreign tax credits. The effective rate in the three months ended September 30, 2010 is higher than the expected federal statutory rate of 35% primarily due to the state income taxes, tax return to accrual adjustments and permanent differences in both the United States and foreign jurisdictions.

Six months ended September 30, 2011 compared to six months ended September 30, 2010

Revenues

Total revenues increased $47.5 million, or 34%, from $141.5 million in the six months ended September 30, 2010 to $189.0 million in the six months ended September 30, 2011.

Software Revenue. Software revenue increased $27.6 million, or 43%, from $64.1 million in the six months ended September 30, 2010 to $91.6 million in the six months ended September 30, 2011. Software revenue represented 48% of our total revenues in the six months ended September 30, 2011 compared to 45% in the six months ended September 30, 2010. The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $19.6 million in the six months ended September 30, 2011 compared to the six months ended September 30, 2010. As a result, enterprise software transactions represented approximately 54% of our software revenue in the six months ended September 30, 2011 and approximately 46% of our software revenue in the six months ended September 30, 2010. The increase in enterprise software transactions is primarily due to a 69% increase in the number of transactions of this type. The average dollar amount of such transactions was approximately $233,000 in the six months ended September 30, 2011 and approximately $236,000 in the six months ended September 30, 2010. Software revenue derived from transactions less than $0.1 million increased $8.0 million, or 23%, in the six months ended September 30, 2011 compared to the six months ended September 30, 2010.

Software revenue derived from the United States increased 42% in the six months ended September 30, 2011 compared to the six months ended September 30, 2010 and software revenue derived from our international operations increased 45% in the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The growth in software revenue in our international locations is primarily due to increases in Europe, Canada and Australia as we expand our international operations.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $23.5 million, or 44%, in the six months ended September 30, 2011 compared to the six months ended September 30, 2010, and software revenue through our direct sales force increased $4.1 million, or 38%, in the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to the increase in software revenue generated in foreign locations, which is substantially sold through our channel partners. The increase in the dollar value of the software revenue through our direct sales channel is primarily due certain of our enterprise software transactions in the United States in the first quarter of fiscal 2012 being sold through our direct sales channel. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.

Services Revenue. Services revenue increased $19.9 million, or 26%, from $77.5 million in the six months ended September 30, 2010 to $97.4 million in the six months ended September 30, 2011. Services revenue represented 52% of our total revenues in the six months ended September 30, 2011 compared to 55% in the six months ended September 30, 2010. The increase in services revenue is primarily due to a $15.9 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues

Total cost of revenues increased $6.1 million, or 32%, from $19.0 million in the six months ended September 30, 2010 to $25.1 million in the six months ended September 30, 2011. Total cost of revenues represented 13% of our total revenues in both the six months ended September 30, 2011 and the six months ended September 30, 2010.

Cost of Software Revenue. Cost of software revenue increased $0.1 million, or 8%, from $1.2 million in the six months ended September 30, 2010 to $1.3 million in the six months ended September 30, 2011. The increase in cost of software revenue is primarily due to higher third party royalty costs associated with our Simpana software suite. Cost of software revenue represented 1% of our total software revenue in the six months ended September 30, 2011 compared to 2% in the six months ended September 30, 2010.

Cost of Services Revenue. Cost of services revenue increased $6.0 million, or 33%, from $17.9 million in the six months ended September 30, 2010 to $23.9 million in the six months ended September 30, 2011. Cost of services revenue represented 25% of our services revenue in the six months ended September 30, 2011 and 23% in the six months ended September 30, 2010. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $3.0 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $1.5 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $26.6 million, or 36%, from $74.4 million in the six months ended September 30, 2010 to $101.0 million in the six months ended September 30, 2011. The increase is primarily due to a $19.2 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions expense due to record revenues. The increase in sales and marketing expenses also includes $2.4 million in higher travel and related expenses due to the expansion of our sales force, a $1.1 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products and a $1.1 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues was 53% in both the six months ended September 30, 2011 and the six months ended September 30, 2010.

Research and Development. Research and development expenses increased $1.6 million, or 9%, from $17.3 million in the six months ended September 30, 2010 to $18.9 million in the six months ended September 30, 2011. The increase is primarily due to $1.1 million of higher salary expense resulting from the expansion of our engineering group and a $0.2 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues decreased to 10% in the six months ended September 30, 2011 from 12% in the six months ended September 30, 2010. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $2.7 million, or 17%, from $16.1 million in the six months ended September 30, 2010 to $18.8 million in the six months ended September 30, 2011. This increase is primarily due to a $1.8 million increase in employee and related compensation due to higher headcount and higher fiscal 2012 bonus expense, a $0.6 million increase in stock-based compensation expenses and a $0.4 million increase in legal, accounting and compliance costs. These increases were partially offset by higher net foreign currency transaction gains of $0.5 million. General and administrative expenses in the six months ended September 30, 2011 includes approximately $0.1 million of net foreign currency transaction gains compared to approximately $0.4 million of net foreign currency transaction losses recognized in general and administrative expenses in the six months ended September 30, 2010. General and administrative expenses as a percentage of total revenues decreased to 10% in the six months ended September 30, 2011 from 11% in the six months ended September 30, 2010.

Depreciation and Amortization. Depreciation expense increased by $0.3 million, or 17%, from $1.8 million in the six months ended September 30, 2010 to $2.1 million in the six months ended September 30, 2011. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $8.4 million in the six months ended September 30, 2011 compared to $4.2 million in the six months ended September 30, 2010. The effective tax rate in the six months ended September 30, 2011 was 36% as compared to 32% in the six months ended September 30, 2010. The effective rate in the six months ended September 30, 2011 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and foreign tax credits as well as reversing $1.6 million of our valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey. The effective rate in the six months ended September 30, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1.1 million as a result of the expiration of a statute of limitations in a foreign jurisdiction, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2011, our cash and cash equivalents balance of $216.7 million primarily consisted of money market funds. In addition, we have approximately $3.1 million of short-term investments invested in certificates of deposit at September 30, 2011. In recent fiscal years, our principal sources of liquidity have been cash provided by operations. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock and cash provided from our public offerings of common stock.

On July 9, 2009, we entered into an amended and restated credit facility in which we could borrow up to $30.0 million over a three year period. Borrowings under the facility were available to repurchase our common stock under our share repurchase program and to provide for working capital and general corporate purposes. The amended and restated credit facility contained financial covenants that required us to maintain a quick ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the credit agreement. As of September 30, 2011, we were in compliance with all required covenants, and there were no outstanding balances on the amended and restated credit facility. On October 12, 2011, we terminated our amended and restated credit facility. As a result, we can no longer borrow the $30.0 million that was previously available under the amended and restated credit facility.

As of September 30, 2011, our Board of Directors had approved a stock repurchase plan in which we were authorized to repurchase up to a total of $120.0 million of our common stock through March 31, 2012. On October 27, 2011, our Board of Directors authorized a $50.0 million increase to our existing stock repurchase program and extended the expiration of the stock repurchase plan to March 31, 2013. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the six months ended September 30, 2011, we repurchased 1.3 million shares of common stock under our share repurchase plan with a total cost, including commissions, of $45.6 million. As of September 30, 2011, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we have the ability to repurchase an additional $52.8 million of our common stock through March 31, 2013.

The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. Under our stock repurchase program, we have bought back approximately 13% of the common stock that was outstanding at the time the stock repurchase program was announced. In addition, at the time we implemented our stock repurchase program in late fiscal 2008 we believed that our share price was undervalued and the best use for a portion of our cash balance was to repurchase some of our outstanding common stock. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.

Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2011	2010

Cash provided by operating activities	$42,151	$23,451
Net cash used in investing activities	(4,893)	(2,701)
Net cash used in financing activities	(35,936)	(18,689)
Effects of exchange rate-changes in cash	(1,748)	1,279

Net increase (decrease) in cash and cash equivalents	$(426)	$3,340

Net cash provided by operating activities was $42.2 million in the six months ended September 30, 2011 and $23.5 million in the six months ended September 30, 2010. In both the six months ended September 30, 2011 and 2010, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, decreases in accounts receivable as a result of strong collection efforts and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base.

Net cash used in investing activities was $4.9 million in the six months ended September 30, 2011 and $2.7 million in the six months ended September 30, 2010. In the six months ended September 30, 2011, cash used in investing activities was due to the purchase of property and equipment of $2.9 million as we continue to invest in and enhance our global infrastructure as well as the net purchases of short-term investments of $2.0 million. In the six months ended September 30, 2010, cash used in investing activities was due to both the purchase of property and equipment of $1.8 million as we continue to invest in and enhance our global infrastructure as well as net purchases of short-term investments of $0.9 million. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash used in financing activities was $35.9 million in the six months ended September 30, 2011 and $18.7 million in the six months ended September 30, 2010. The used in financing activities in the six months ended September 30, 2011 was due to $45.6 million used to repurchase shares of our common stock under our repurchase program, partially offset by $6.4 million of proceeds from the exercise of stock options and $3.3 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in the six months ended September 30, 2010 was due to $31.5 million used to repurchase shares of our common stock under our repurchase program, partially offset by $9.8 million of proceeds from the exercise of stock options and $3.0 million of excess tax benefits recognized as a result of the stock option exercises.

Working capital decreased $12.5 million from $179.4 million as of March 31, 2011 to $166.9 million as of September 30, 2011. The decrease in working capital is primarily due to an $8.8 million increase in deferred revenue and a $4.8 million decrease in accounts receivable. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base. The decrease in accounts receivable is primarily due to strong collections efforts.

We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential stock repurchases for at least the next 12 months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2011, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The FASB is currently considering deferral of reclassification adjustment presentation provisions of ASU 2011-05. Absent a deferral of this accounting guidance in its entirety, ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We currently believe there will be no significant impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in the fourth quarter of fiscal 2012 and should be applied prospectively. We do not currently have level 3 fair value measurements. We are currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2011, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

In July 2009, we entered into an amended and restated credit facility in which we could have borrowed up to $30.0 million over a three year period. Any borrowings under the amended and restated credit facility would have incurred interest, at our option, at either i) LIBOR plus a margin ranging from 2.25% to 2.75% or ii) the bank’s base rate plus a margin ranging from 1.75% to 2.25%. The bank’s base rate was defined as the higher of the federal funds rate plus 1.5%, one-month LIBOR plus 1.5%, or the lender’s prime rate. As of September 30, 2011, there were no outstanding balances on the amended and restated credit facility. On October 12, 2011, we terminated our amended and restated credit facility. As a result, we can no longer borrow the $30.0 million that was previously available under the amended and restated credit facility. As a result, we are currently not subject to any material interest rate risk.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 38% of our sales were outside the United States in the six months ended September 30, 2011 and 39% were outside the United States in fiscal 2011. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of approximately $0.1 million in both the three and six months ended September 30, 2011 and foreign currency transaction losses of approximately $0.3 million and $0.4 million in the three and six months ended September 30, 2010. The net foreign currency transaction gains recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one month. As of September 30, 2011 and March 31, 2011, we did not have any forward contracts outstanding. We recorded net realized gains in general and administrative expenses of approximately $0.2 million and $0.1 million in the three and six months ending September 30, 2011, respectively, and net realized losses of approximately $0.1 million in both the three and six months ending September 30, 2010. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

As of September 30, 2011, we have repurchased $117.2 million of common stock out of the $120.0 million in total that was authorized under our share repurchase program. Set forth below is information regarding our stock repurchases during the three months ended September 30, 2011:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plan (In Thousands) (3)

July 1 – July 31, 2011	—	$—	—	$48,429
August 1 – August 31, 2011	1,222,511	$34.66	1,222,511	$6,059
September 1 – September 30, 2011	100,800	$31.91	100,800	$2,843

Total	1,323,311	$34.45	1,323,311	$2,843

(1)	Based on trade date, not settlement date.
(2)	Excluding commissions
(3)	On October 27, 2011, our Board of Directors authorized a $50.0 million increase to our existing share repurchase program and extended the expiration of the stock repurchase program to March 31, 2013. As a result, we may repurchase an additional $52.8 million of our common stock through March 31, 2013.

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

CommVault Systems, Inc.

Dated: November 3, 2011	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: November 3, 2011	By:	/s/ Louis F. Miceli
Louis F. Miceli
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document