Form 10-Q
period 2011-12-31
COMMVAULT SYSTEMS INC
filed 2012-02-03
CIK 1169561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2011

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

As of January 25, 2012, there were 44,201,800 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.

FORM 10-Q

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2011	March 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,006	$217,170
Short-term investments	3,146	1,150
Trade accounts receivable, less allowance for doubtful accounts of $109 at December 31, 2011 and $106 at March 31, 2011	64,604	73,891
Prepaid expenses and other current assets	10,149	8,476
Deferred tax assets, net	13,580	12,043

Total current assets	345,485	312,730

Deferred tax assets, net	20,587	21,736
Property and equipment, net	7,822	6,400
Other assets	4,719	1,633

Total assets	$378,613	$342,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,828	$1,658
Accrued liabilities	37,076	33,475
Deferred revenue	110,619	98,217

Total current liabilities	150,523	133,350

Deferred revenue, less current portion	20,135	14,695
Other liabilities	7,913	6,324

Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,140 shares and 43,965 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	441	440
Additional paid-in capital	300,955	271,622
Accumulated deficit	(100,981)	(84,239)
Accumulated other comprehensive income (loss)	(373)	307

Total stockholders’ equity	200,042	188,130

Total liabilities and stockholders’ equity	$378,613	$342,499

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues:
Software	$51,421	$41,769	$143,047	$105,822
Services	52,219	41,860	149,578	119,333

Total revenues	103,640	83,629	292,625	225,155

Cost of revenues:
Software	795	628	2,051	1,786
Services	12,815	9,526	36,676	27,405

Total cost of revenues	13,610	10,154	38,727	29,191

Gross margin	90,030	73,475	253,898	195,964

Operating expenses:
Sales and marketing	56,142	43,877	157,124	118,262
Research and development	10,087	9,600	28,949	26,855
General and administrative	10,361	8,535	29,167	24,676
Depreciation and amortization	1,120	978	3,244	2,786

Income from operations	12,320	10,485	35,414	23,385

Interest expense	(4)	(27)	(57)	(80)
Interest income	190	162	513	435

Income before income taxes	12,506	10,620	35,870	23,740

Income tax expense	5,346	3,368	13,772	7,571

Net income	$7,160	$7,252	$22,098	$16,169

Net income per common share:
Basic	$0.16	$0.17	$0.50	$0.37

Diluted	$0.15	$0.16	$0.47	$0.35

Weighted average common shares outstanding:
Basic	43,834	43,318	43,981	43,132

Diluted	46,791	46,209	47,003	46,084

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount

Balance as of March 31, 2011	43,965	$440	$271,622	$(84,239)	$307	$188,130
Stock-based compensation			15,044			15,044
Tax benefits relating to stock-based payments			7,075			7,075
Exercise of common stock options and vesting of restricted stock units	1,498	14	14,000			14,014
Net income				22,098		22,098
Repurchase of common stock	(1,323)	(13)	(6,786)	(38,840)		(45,639)
Foreign currency translation adjustment					(680)	(680)

Balance as of December 31, 2011	44,140	$441	$300,955	$(100,981)	$(373)	$200,042

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010

Cash flows from operating activities
Net income	$22,098	$16,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,349	2,881
Noncash stock-based compensation	15,044	11,148
Excess tax benefits from stock-based compensation	(7,026)	(4,563)
Deferred income taxes	(365)	976

Changes in operating assets and liabilities:
Trade accounts receivable	7,720	(7,035)
Prepaid expenses and other current assets	(1,811)	(1,143)
Other assets	(3,195)	(349)
Accounts payable	1,197	(135)
Accrued liabilities	11,423	6,470
Deferred revenue	20,227	9,709
Other liabilities	1,222	(672)

Net cash provided by operating activities	69,883	33,456

Cash flows from investing activities
Purchase of short-term investments	(3,146)	(2,751)
Proceeds from maturity of short-term investments	1,150	5,644
Purchase of property and equipment	(4,417)	(3,000)

Net cash used in investing activities	(6,413)	(107)

Cash flows from financing activities
Repurchase of common stock	(45,639)	(31,506)
Proceeds from the exercise of stock options	14,014	13,871
Excess tax benefits from stock-based compensation	7,026	4,563

Net cash used in financing activities	(24,599)	(13,072)

Effects of exchange rate — changes in cash	(2,035)	1,598

Net increase in cash and cash equivalents	36,836	21,875
Cash and cash equivalents at beginning of period	217,170	169,518

Cash and cash equivalents at end of period	$254,006	$191,393

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

2. Basis of Presentation

The consolidated financial statements as of December 31, 2011 and for the three and nine months ended December 31, 2011 and 2010 are unaudited, and in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2011. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

3. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2011 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2011. A summary of the Company’s significant accounting policies is disclosed below.

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

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company primarily uses historical renewal rates, and in certain cases, it uses stated renewal rates. Historical renewal rates are supported by performing an analysis in which the Company segregates its customer support renewal contracts into different classes based on specific criteria including, but not limited to, the dollar amount of the software purchased, the level of customer support being provided and the distribution channel. As a result of this analysis, the Company has concluded that it has established VSOE for the different classes of customer support when the support is sold as part of a multiple-element sales arrangement. The price for customer support has not materially changed for the periods presented.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The Company considers the four basic revenue recognition criteria for each of the elements as follows:

•

Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company, or other persuasive evidence that an arrangement exists prior to recognizing revenue related to an arrangement.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income	$7,160	$7,252	$22,098	$16,169

Basic net income per common share:
Basic weighted average shares outstanding	43,834	43,318	43,981	43,132

Basic net income per common share	$0.16	$0.17	$0.50	$0.37

Diluted net income per common share:
Basic weighted average shares outstanding	43,834	43,318	43,981	43,132
Dilutive effect of stock options and restricted stock units	2,957	2,891	3,022	2,952

Diluted weighted average shares outstanding	46,791	46,209	47,003	46,084

Diluted net income per common share	$0.15	$0.16	$0.47	$0.35

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 1,038 and 1,331 for the three months ended December 31, 2011 and 2010, respectively, and 478 and 877 for the nine months ended December 31, 2011 and 2010, respectively, because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2011, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 22% and 23% of total revenues for the nine months ended December 31, 2011 and 2010, respectively. Dell accounted for 26% and 25% of accounts receivable as of December 31, 2011 and March 31, 2011, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 27% and 25% of total revenues for the nine months ended December 31, 2011 and 2010, respectively. Arrow accounted for approximately 32% of total accounts receivable as of December 31, 2011 and March 31, 2011.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of December 31, 2011, the Company’s short-term investments balance consisted of certificates of deposit.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
Cash and cash equivalents:
Money market funds	$199,643	$182,911

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

Deferred revenue consists of the following:

	December 31, 2011	March 31, 2011
Current:
Deferred software revenue	$1,443	$237
Deferred services revenue	109,176	97,980

	$110,619	$98,217

Non-current:
Deferred services revenue	$20,135	$14,695

Accounting for Stock-Based Compensation

The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the nine months ended December 31, 2011 and 2010, the Company includes $7,026 and $4,563, respectively, as a financing cash inflow.

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the nine months ended December 31, 2011, the Company reduced common stock and additional paid-in capital by $6,799 and accumulated deficit by $38,840.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders. Comprehensive income for the three and nine months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income	$7,160	$7,252	$22,098	$16,169
Foreign currency translation adjustment	(196)	51	(680)	413

Total comprehensive income	$6,964	$7,303	$21,418	$16,582

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction gains (losses) of $(23) and $12 in the three and nine months ended December 31, 2011, respectively, and net foreign currency transaction gains (losses) of $133 and $(310) in the three and nine months ended December 31, 2010, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one month. As of December 31, 2011 and March 31, 2011, the Company did not have any forward contracts outstanding. In the three and nine months ended December 31, 2011, the Company recorded net realized losses of $137 and $10, respectively, in general and administrative expenses related to the settlement of forward exchange contracts. In the three and nine months ended December 31, 2010, the Company recorded net realized gains of $16 and $40, respectively, in general and administrative expenses related to the settlement of a forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for the Company in the first quarter of fiscal 2013. The Company does not believe the adoption of this new guidance will have a significant impact on its consolidated financial statements.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its fourth quarter of fiscal 2012 and should be applied prospectively. The Company does not currently have level 3 fair value measurements. The Company currently believes the adoption of ASU 2011-04 will not have a significant impact on its consolidated financial statements.

4. Credit Facility

In July 2009, the Company entered into an amended and restated credit facility in which the Company could borrow up to $30,000 over a three year period. Borrowings under the amended and restated credit facility were available to repurchase the Company’s common stock under its share repurchase program and to provide for working capital and general corporate purposes. On October 12, 2011, the Company terminated its amended and restated credit facility. As a result, the Company can no longer borrow the $30,000 that was available under the amended and restated credit facility.

5. Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, as of December 31, 2011, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

6. Capitalization

In January 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its common stock. The Company’s Board of Directors authorized additional increases of $40,000 in July 2008, $40,000 in July 2010 and $50,000 in October 2011 to the Company’s existing share repurchase program. As of December 31, 2011, the Company is authorized to repurchase up to a total of $170,000 of its common stock through March 31, 2013. As of December 31, 2011, the Company has repurchased approximately $117,157 under the share repurchase authorization and may repurchase an additional $52,843 of its common stock under the current program through March 31, 2013.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

7. Stock Plans

As of December 31, 2011, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At December 31, 2011, there were 561 options available for future grant under the Plan.

The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of December 31, 2011, approximately 530 shares were available for future issuance under the LTIP.

As of December 31, 2011, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. During the nine months ended December 31, 2011, the Company granted a total of 53 stock options and 28 restricted stock units to members of the Company’s Board of Directors that vest over a one year period. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

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

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, the Company began to incorporate its own data into the expected volatility assumption. The Company modified its expected volatility calculation because at that time its common stock had been publically traded for 2 years and it believed that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during the three and nine months ended December 31, 2011 and 2010 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of its common stock from the date of its initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Dividend yield	None	None	None	None
Expected volatility	45%-47%	42%-45%	42%-47%	40%-45%
Weighted average expected volatility	45%	45%	45%	45%
Risk-free interest rates	1.12%-1.42%	1.18%-2.46%	1.12%-2.56%	1.18%-2.93%
Expected life (in years)	6.2	6.2	6.2	6.2

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cost of services revenue	$134	$101	$335	$275
Sales and marketing	2,867	1,887	7,126	5,041
Research and development	644	464	1,561	1,222
General and administrative	2,584	1,736	6,022	4,610

Stock-based compensation expense	$6,229	$4,188	$15,044	$11,148

As of December 31, 2011, there was approximately $62,847 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.80 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following summarizes the activity for the Company’s two stock incentive plans for the nine months ended December 31, 2011:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2011	7,034	$13.75
Options granted	1,178	41.26
Options exercised	(1,149)	12.20
Options forfeited	(26)	23.31
Options expired	(4)	9.06

Outstanding as of December 31, 2011	7,033	18.58	6.34	$169,860

Vested or expected to vest as of December 31, 2011	6,888	18.06	6.24	$168,641

Exercisable as of December 31, 2011	4,227	10.96	4.71	$134,254

The weighted average fair value of stock options granted was $18.74 per option and $18.57 per option during the three and nine months ended December 31, 2011, respectively, and $12.21 per option and $12.11 per option during the three and nine months ended December 31, 2010, respectively. The total intrinsic value of options exercised was $21,326 and $36,168 during the three and nine months ended December 31, 2011, respectively, and $9,985 and $29,520 during the three and nine months ended December 31, 2010, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Restricted stock unit activity for the nine months ended December 31, 2011 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value

Non-vested as of March 31, 2011	1,010	$21.27
Awarded	571	41.25
Released	(349)	19.63
Forfeited	(51)	24.61

Non-vested as of December 31, 2011	1,181	$31.33

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

As of March 31, 2011, the Company maintained a valuation allowance against its deferred tax assets of $4,306. In the nine months ended December 31, 2011, the Company reversed $1,611 of it valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey. As a result, the Company maintains a valuation allowance totaling $2,692 as of December 31, 2011. This valuation allowance is comprised of $2,601 against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire and $91 against foreign net operating loss carryforwards in a certain international jurisdiction.

Income tax expense was $5,346 and $13,772 in the three and nine months ended December 31, 2011, respectively, with effective tax rates of 43% and 38%, respectively. The effective rate in the three months ended December 31, 2011 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research tax credits and domestic production activities deductions. The effective rate in the nine months ended December 31, 2011 is slightly higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and domestic production activities deductions as well as reversing $1,611 of our valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey.

The provision for income taxes for the three and nine months ended December 31, 2010 was $3,368 and $7,571, respectively. The effective tax rate in both the three and nine months ended December 31, 2010 was 32%. The effective rate in the three months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reinstatement of the research and development tax credit, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. The effective rate in the nine months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1,080 as a result of the expiration of a statute of limitations in a foreign jurisdiction as well as the reinstatement of the research and development tax credit, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

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

Balance at March 31, 2011	$4,481
Additions for tax positions related to fiscal 2012	427
Additions for tax positions related to prior years	96
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(100)

Balance at December 31, 2011	$4,904

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

All of the Company’s unrecognized tax benefits at December 31, 2011 of $4,904, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,904 and $4,481 and the related accrued interest and penalties of $891 and $842 in Other Liabilities on the Consolidated Balance Sheet at December 31, 2011 and March 31, 2011, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the nine months ended December 31, 2011 and 2010, the Company recognized $89 and $116, respectively, of interest and penalties in the Consolidated Statement of Income. The Company believes that it is reasonably possible that approximately $339 of the currently remaining unrecognized tax benefits and approximately $135 of related accrued interest and penalties may also be realized by the end of the fiscal year ending March 31, 2012 as a result of the lapse of the statute of limitations.

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2011. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of December 31, 2011, we had licensed our software applications to approximately 15,600 registered customers.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. During the nine months ended December 31, 2011, approximately 62% of software license transactions were sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license transactions for the foreseeable future.

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

Sources of Revenues

We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 49% of our total revenues for the nine months ended December 31, 2011 and 47% for the nine months ended December 31, 2010.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2012, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 51% of our total software revenue in the nine months ended December 31, 2011 and approximately 47% of our total software revenue for the nine months ended December 31, 2010.

Software revenue generated through indirect distribution channels was approximately 85% of total software revenue in the nine months ended December 31, 2011 and was approximately 83% of total software revenue in the nine months ended December 31, 2010. Software revenue generated through direct distribution channels was approximately 15% of total software revenue in the nine months ended December 31, 2011 and was approximately 17% of total software revenue in the nine months ended December 31, 2010. The dollar value of software revenue generated through indirect distribution channels increased approximately $33.5 million, or 38%, in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. The dollar value of software revenue generated through direct distribution channels increased $3.8 million, or 21%, in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from quarter to quarter. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer (“OEM”) agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 22% of our total revenues for the nine months ended December 31, 2011 and 23% of our total revenues for the nine months ended December 31, 2010.

In May 2011, we announced that we entered into a global OEM agreement with NetApp under which NetApp will integrate elements of our Simpana 9 software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect® brand. During the nine months ended December 31, 2011, we did not recognize a material amount of revenue under our OEM agreement with NetApp.

Overall, we have original equipment manufacturer agreements primarily with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is sometimes generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 13% of our total revenues for the nine months ended December 31, 2011 and 9% of our total revenues for the nine months ended December 31, 2010.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 27% of our total revenues through Arrow in the nine months ended December 31, 2011 and approximately 25% in the nine months ended December 31, 2010. Avnet’s total revenue contribution was not material in the nine months ended December 31, 2011 and 2010. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreements with Arrow or Avnet were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 51% of our total revenues for the nine months ended December 31, 2011 and 53% for the nine months ended December 31, 2010.

The gross margin of our services revenue was 75.5% for the nine months ended December 31, 2011 and 77.0% for the nine months ended December 31, 2010. The decrease in the gross margin of our services revenue in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 was primarily due to a higher percentage of our services revenue being derived from professional services engagements as well as higher costs of services associated with the expansion of our worldwide customer support operations. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.6% for nine months December 31, 2011 and 98.3% for the nine months ended December 31, 2010. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 39% of our total revenue for both the nine months ended December 31, 2011 and in fiscal 2011. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2011 period, our total revenues would have been lower by $0.1 million and our operating expenses would have been higher by $0.2 million from non-U.S. operations for the three months ended December 31, 2011. For the nine months ended December 31, 2011, our total revenues, cost of revenues and operating expenses from the non-U.S. operations would have been lower by approximately $6.8 million, $1.0 million, and $4.0 million, respectively.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains (losses) of less than $(0.1) and $0.1 million in the three and nine months ended December 31, 2011, respectively, and net foreign currency transaction gains of $0.1 million and net foreign currency transaction losses of $0.3 million in the three and nine months ended December 31, 2010, respectively.

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

Stock-Based Compensation

As of December 31, 2011, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures.

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

Expected volatility through the quarter ended September 30, 2008 was calculated based on reported data for a peer group of publicly traded companies for which historical information was available. During the quarter ended December 31, 2008, we began to incorporate our own data into the expected volatility assumption. We modified our expected volatility calculation because at that time our common stock had been publically traded for 2 years and we believe that CommVault specific volatility inputs should be included in the calculation of expected volatility. As a result, expected volatility during both the nine months ended December 31, 2011 and December 31, 2010 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Dividend yield	None	None	None	None
Expected volatility	45%-47%	42%-45%	42%-47%	40%-45%
Weighted average expected volatility	45%	45%	45%	45%
Risk-free interest rates	1.12%-1.42%	1.18%-2.46%	1.12%-2.56%	1.18%-2.93%
Expected life (in years)	6.2	6.2	6.2	6.2

The weighted average fair value of stock options granted was $18.74 per option and $18.57 per option during the three and nine months ended December 31, 2011, respectively, and $12.21 per option and $12.11 per option during the three and nine months ended December 31, 2010, respectively. In addition, the weighted average fair value of restricted stock units awarded was $41.83 per share and $41.25 per share during the three and nine months ended December 31, 2011, respectively, and $27.31 per share and $26.35 per share during the three and nine months ended December 31, 2010, respectively.

As of December 31, 2011, there was approximately $62.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.80 years.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2011, we had net deferred tax assets of approximately $34.2 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2011, we maintain a valuation allowance against our deferred tax assets totaling $2.7 million. Substantially all of the valuation allowance we maintain at December 31, 2011 is against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.

As of December 31, 2011, we had unrecognized tax benefits of $4.9 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.9 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.9 million and the related accrued interest and penalties of $0.9 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.3 million of our currently remaining unrecognized tax benefits and approximately $0.1 million of related accrued interest and penalties may also be realized by the end of fiscal 2012 as a result of the lapse of the statute of limitations.

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

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2011. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in columns may not sum to totals):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues:
Software	50%	50%	49%	47%
Services	50	50	51	53

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	12	11	13	12

Total cost of revenues	13%	12%	13%	13%

Gross margin	87%	88%	87%	87%

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Revenues

Total revenues increased $20.0 million, or 24%, from $83.6 million in the three months ended December 31, 2010 to $103.6 million in the three months ended December 31, 2011.

Software Revenue. Software revenue increased $9.7 million, or 23%, from $41.8 million in the three months ended December 31, 2010 to $51.4 million in the three months ended December 31, 2011. Software revenue represented 50% of our total revenues in both the three months ended December 31, 2011 and the three months ended December 31, 2010. The increase in software revenue is primarily due to higher software revenue derived from our U.S. operations, which increased 27% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. In addition, software revenue from our foreign operations increased 18% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The growth in software revenue in our international locations is primarily due to increases in Europe and China as we expand our international operations.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 47% of our software revenue in the three months ended December 31, 2011 and approximately 48% of our software revenue in the three months ended December 31, 2010. As a result, enterprise software transactions increased by $4.1 million, or 20%, in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. This increase was primarily driven by a higher average dollar amount of such transactions, partially offset by a 2% decrease in the total number of transactions of this type. The average dollar amount of such transactions was approximately $269,000 in the three months ended December 31, 2011 and approximately $219,000 in the three months ended December 31, 2010. Software revenue derived from transactions less than $0.1 million increased $5.6 million, or 26%, in the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $10.0 million, or 29%, in the three months ended December 31, 2011 compared to the three months ended December 31, 2010, and software revenue through our direct sales force decreased $0.3 million, or 5%, in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase in software revenue generated through our indirect distribution channel is primarily due to more enterprise software transactions in our U.S. operations that were transacted through indirect distribution channels as well as the increase in software revenue from our international operations. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.

Services Revenue. Services revenue increased $10.4 million, or 25%, from $41.9 million in the three months ended December 31, 2010 to $52.2 million in the three months ended December 31, 2011. Services revenue represented 50% of our total revenues in both the three months ended December 31, 2011 and the three months ended December 31, 2010. The increase in services revenue is primarily due to an $8.0 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues

Total cost of revenues increased $3.5 million, or 34%, from $10.2 million in the three months ended December 31, 2010 to $13.6 million in the three months ended December 31, 2011. Total cost of revenues represented 13% of our total revenues in the three months ended December 31, 2011 compared to 12% in the three months ended December 31, 2010.

Cost of Software Revenue. Cost of software revenue increased $0.2 million, or 27%, from $0.6 million in the three months ended December 31, 2011 to $0.8 million in the three months ended December 31, 2010. The increase in cost of software revenue is primarily due to higher third party royalty costs associated with our Simpana software suite. Cost of software revenue represented 2% of our total software revenue in both the three months ended December 31, 2011 and three months ended December 31, 2010.

Cost of Services Revenue. Cost of services revenue increased $3.3 million, or 35%, from $9.5 million in the three months ended December 31, 2010 to $12.8 million in the three months ended December 31, 2011. Cost of services revenue represented 25% of our services revenue in the three months ended December 31, 2011 and 23% in the three months ended December 31, 2010. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $1.5 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $1.3 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $12.3 million, or 28%, from $43.9 million in the three months ended December 31, 2010 to $56.1 million in the three months ended December 31, 2011. The increase is primarily due to a $10.0 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions expense due to record revenues and higher headcount. The increase in sales and marketing expenses also includes a $1.0 million increase in stock-based compensation expenses and a $0.4 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products. Sales and marketing expenses as a percentage of total revenues increased to 54% in the three months ended December 31, 2011 from 52% in the three months ended December 31, 2010.

Research and Development. Research and development expenses increased $0.5 million, or 5%, from $9.6 million in the three months ended December 31, 2010 to $10.1 million in the three months ended December 31, 2011. The increase is primarily due to higher salary expense resulting from the expansion of our engineering group and higher fiscal 2012 bonuses. Research and development expenses as a percentage of total revenues decreased to 10% in the three months ended December 31, 2011 from 11% in the three months ended December 31, 2010. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $1.8 million, or 21%, from $8.5 million in the three months ended December 31, 2010 to $10.4 million in the three months ended December 31, 2011. This increase is primarily due to a $0.9 million increase in employee and related compensation due to higher headcount and higher fiscal 2012 bonus expense as well as a $0.8 million increase in stock-based compensation expenses. General and administrative expenses as a percentage of total revenues was 10% in both the three months ended December 31, 2011 and the three months ended December 31, 2010.

Depreciation and Amortization. Depreciation expense increased by $0.1 million, or 15%, from $1.0 million in the three months ended December 31, 2010 to $1.1 million in the three months ended December 31, 2011. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $5.3 million in the three months ended December 31, 2011 compared to $3.4 million in the three months ended December 31, 2010. The effective tax rate in the three months ended December 31, 2011 was 43% as compared to 32% in the three months ended December 31, 2010. The effective rate in the three months ended December 31, 2011 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research tax credits and domestic production activities deductions. The effective rate in the three months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reinstatement of the research and development tax credit, partially offset by the state income taxes and permanent differences in both the United States and foreign jurisdictions.

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010

Revenues

Total revenues increased $67.5 million, or 30%, from $225.2 million in the nine months ended December 31, 2010 to $292.6 million in the nine months ended December 31, 2011.

Software Revenue. Software revenue increased $37.2 million, or 35%, from $105.8 million in the nine months ended December 31, 2010 to $143.0 million in the nine months ended December 31, 2011. Software revenue represented 49% of our total revenues in the nine months ended December 31, 2011 compared to 47% in the nine months ended December 31, 2010. The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $23.7 million in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. As a result, enterprise software transactions represented approximately 51% of our software revenue in the nine months ended December 31, 2011 and approximately 47% of our software revenue in the nine months ended December 31, 2010. The increase in enterprise software transactions is primarily due to a 39% increase in the number of transactions of this type. The average dollar amount of such transactions was approximately $244,000 in the nine months ended December 31, 2011 and approximately $229,000 in the nine months ended December 31, 2010. Software revenue derived from transactions less than $0.1 million increased $13.5 million, or 24%, in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.

Software revenue derived from the United States increased 37% in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 and software revenue derived from our international operations increased 33% in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. The growth in software revenue in our international locations is primarily due to increases in Europe, Canada and Australia as we expand our international operations.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $33.5 million, or 38%, in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010, and software revenue through our direct sales force increased $3.8 million, or 21%, in the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to both the increase in software revenue generated in foreign locations, which is substantially sold through our channel partners, as well as more enterprise software transactions in our U.S. operations during the second and third fiscal quarters that were transacted through indirect distribution channels. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.

Services Revenue. Services revenue increased $30.2 million, or 25%, from $119.3 million in the nine months ended December 31, 2010 to $149.6 million in the nine months ended December 31, 2011. Services revenue represented 51% of our total revenues in the nine months ended December 31, 2011 compared to 53% in the nine months ended December 31, 2010. The increase in services revenue is primarily due to a $23.9 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues

Total cost of revenues increased $9.5 million, or 33%, from $29.2 million in the nine months ended December 31, 2010 to $38.7 million in the nine months ended December 31, 2011. Total cost of revenues represented 13% of our total revenues in both the nine months ended December 31, 2011 and the nine months ended December 31, 2010.

Cost of Software Revenue. Cost of software revenue increased $0.3 million, or 15%, from $1.8 million in the nine months ended December 31, 2010 to $2.1 million in the nine months ended December 31, 2011. The increase in cost of software revenue is primarily due to higher third party royalty costs associated with our Simpana software suite. Cost of software revenue represented 1% of our total software revenue in the nine months ended December 31, 2011 compared to 2% in the nine months ended December 31, 2010.

Cost of Services Revenue. Cost of services revenue increased $9.3 million, or 34%, from $27.4 million in the nine months ended December 31, 2010 to $36.7 million in the nine months ended December 31, 2011. Cost of services revenue represented 25% of our services revenue in the nine months ended December 31, 2011 and 23% in the nine months ended December 31, 2010. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $4.5 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $2.9 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $38.9 million, or 33%, from $118.3 million in the nine months ended December 31, 2010 to $157.1 million in the nine months ended December 31, 2011. The increase is primarily due to a $29.3 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions expense due to record revenues and higher headcount. The increase in sales and marketing expenses also includes $2.4 million in higher travel and related expenses due to the expansion of our sales force, a $2.1 million increase in stock-based compensation expenses and a $1.6 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products. Sales and marketing expenses as a percentage of total revenues increased to 54% in the nine months ended December 31, 2011 compared 53% in the nine months ended December 31, 2010.

Research and Development. Research and development expenses increased $2.1 million, or 8%, from $26.9 million in the nine months ended December 31, 2010 to $28.9 million in the nine months ended December 31, 2011. The increase is primarily due to higher salary and related expenses resulting from the expansion of our engineering group and higher fiscal 2012 bonus expense totaling approximately $2.1 million. Research and development expenses as a percentage of total revenues decreased to 10% in the nine months ended December 31, 2011 from 12% in the nine months ended December 31, 2010. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $4.5 million, or 18%, from $24.7 million in the nine months ended December 31, 2010 to $29.2 million in the nine months ended December 31, 2011. This increase is primarily due to a $2.7 million increase in employee and related compensation due to higher headcount and higher fiscal 2012 bonus expense, a $1.4 million increase in stock-based compensation expenses and a $0.3 million increase in legal, accounting and compliance costs. These increases were partially offset by higher net foreign currency transaction gains of $0.3 million. General and administrative expenses in the nine months ended December 31, 2011 includes less than $0.1 million of net foreign currency transaction gains compared to approximately $0.3 million of net foreign currency transaction losses recognized in general and administrative expenses in the nine months ended December 31, 2010. General and administrative expenses as a percentage of total revenues decreased to 10% in the nine months ended December 31, 2011 from 11% in the nine months ended December 31, 2010.

Depreciation and Amortization. Depreciation expense increased by $0.5 million, or 16%, from $2.8 million in the nine months ended December 31, 2010 to $3.2 million in the nine months ended December 31, 2011. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $13.8 million in the nine months ended December 31, 2011 compared to $7.6 million in the nine months ended December 31, 2010. The effective tax rate in the nine months ended December 31, 2011 was 38% as compared to 32% in the nine months ended December 31, 2010. The effective rate in the nine months ended December 31, 2011 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research tax credits and domestic production activities deductions as well as reversing $1.6 million of our valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey. The effective rate in the nine months ended December 31, 2010 is lower than the expected federal statutory rate of 35% primarily due to the reversal of certain tax reserves totaling $1.1 million as a result of the expiration of a statute of limitations in a foreign jurisdiction as well as the reinstatement of the research and development tax credit, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

Liquidity and Capital Resources

As of December 31, 2011, our cash and cash equivalents balance of $254.0 million primarily consisted of money market funds. In addition, we have approximately $3.1 million of short-term investments invested in certificates of deposit at December 31, 2011. In recent fiscal years, our principal sources of liquidity have been cash provided by operations. Historically, our principle source of liquidity had been cash provided by private placements of preferred equity securities and common stock and cash provided from our public offerings of common stock.

As of December 31, 2011, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $48.5 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

On October 27, 2011, our Board of Directors authorized a $50.0 million increase to our existing stock repurchase program and extended the expiration of the stock repurchase plan to March 31, 2013. As a result, we are currently authorized to repurchase up to a total of $170.0 million of our common stock through March 31, 2013. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the nine months ended December 31, 2011, we repurchased 1.3 million shares of common stock under our share repurchase plan with a total cost, including commissions, of $45.6 million. As of December 31, 2011, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we have the ability to repurchase an additional $52.8 million of our common stock through March 31, 2013.

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

Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2011	2010

Cash provided by operating activities	$69,883	$33,456
Net cash used in investing activities	(6,413)	(107)
Net cash used in financing activities	(24,599)	(13,072)
Effects of exchange rate-changes in cash	(2,035)	1,598

Net increase in cash and cash equivalents	$36,836	$21,875

Net cash provided by operating activities was $69.9 million in the nine months ended December 31, 2011 and $33.5 million in the nine months ended December 31, 2010. In the nine months ended December 31, 2011, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, a decrease in accounts receivable as a result of strong collection efforts, an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base and an increase in accrued liabilities. In the nine months ended December 31, 2010, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable.

Net cash used in investing activities was $6.4 million in the nine months ended December 31, 2011 and $0.1 million in the nine months ended December 31, 2010. In the nine months ended December 31, 2011, cash used in investing activities was due to the purchase of property and equipment of $4.4 million as we continue to invest in and enhance our global infrastructure as well as the net purchases of short-term investments of $2.0 million. In the nine months ended December 31, 2010, cash used in investing activities was due to the purchase of property and equipment of $3.0 million as we continue to invest in and enhance our global infrastructure, partially offset by the net proceeds from maturities of short-term investments of $2.9 million. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash used in financing activities was $24.6 million in the nine months ended December 31, 2011 and $13.1 million in the nine months ended December 31, 2010. The used in financing activities in the nine months ended December 31, 2011 was due to $45.6 million used to repurchase shares of our common stock under our repurchase program, partially offset by $14.0 million of proceeds from the exercise of stock options and $7.0 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in the nine months ended December 31, 2010 was due to $31.5 million used to repurchase shares of our common stock under our repurchase program, partially offset by $13.9 million of proceeds from the exercise of stock options and $4.6 million of excess tax benefits recognized as a result of the stock option exercises.

Working capital increased $15.6 million from $179.4 million as of March 31, 2011 to $195.0 million as of December 31, 2011. The increase in working capital is primarily due to a $38.8 million increase in cash and short-term investments. These increases were partially offset by a $12.4 million increase in deferred revenue and a $9.3 million decrease in accounts receivable. The increase in cash and short-term investments is primarily due to net income generated during the period, cash received from the collection of account receivables and cash received from the exercise of stock options, partially offset by cash used to repurchase common stock during the nine months ended December 31, 2011. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base. The decrease in accounts receivable is primarily due to strong collections efforts.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Indemnifications

Certain of our software licensing agreements contain certain provisions that indemnify our customers from any claim, suit or proceeding arising from alleged or actual intellectual property infringement. Most of these provisions continue in perpetuity along with our software licensing agreements. We have never incurred a liability relating to one of these indemnification provisions in the past and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for us in the first quarter of fiscal 2013. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2011, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

In July 2009, we entered into an amended and restated credit facility in which we could have borrowed up to $30.0 million over a three year period. On October 12, 2011, we terminated our amended and restated credit facility and can no longer borrow the $30.0 million that was previously available under the amended and restated credit facility. As a result, we are currently not subject to any material interest rate risk.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 39% of our sales were outside the United States in both the nine months ended December 31, 2011 and fiscal 2011. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains (losses) of less than $(0.1) million and $0.1 million in the three and nine months ended December 31, 2011 and foreign currency transaction gains (losses) of approximately $0.1 million and $(0.3) million in the three and nine months ended December 31, 2010. The net foreign currency transaction gains (losses) recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one month. As of December 31, 2011 and March 31, 2011, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses of approximately $0.1 million and less than $0.1 million in the three and nine months ending December 31, 2011, respectively, and net realized gains of less than $0.1 million in both the three and nine months ending December 31, 2010. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the three months ended December 31, 2011. As of December 31, 2011, we have repurchased $117.2 million of common stock out of the $170.0 million in total that is authorized under our share repurchase program. As a result, we may repurchase an additional $52.8 million of our common stock through March 31, 2013.

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

CommVault Systems, Inc.

Dated: February 3, 2012	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: February 3, 2012	By:	/s/ Louis F. Miceli
Louis F. Miceli
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document