Form 10-K
period 2012-03-31
COMMVAULT SYSTEMS INC
filed 2012-05-15
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of September 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $1.5 billion.

As of May 1, 2012, there were 44,663,905 shares of the registrant’s common stock ($0.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2012. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.

FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2012

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

Simpana software is built upon an innovative single platform architecture that consists of:

•	a policy engine that enables customers to set rules to automate the management of data;

•	a data movement engine that transports data using network communication protocols;

•	a catalog engine that contains a global database describing the nature of all data, such as the users, applications and storage with which it is associated;

•	an index engine that systematically identifies and organizes all data, users and devices accessible to our software modules; and

•	a media management engine that controls, catalogs and moves data to the most efficient tier of storage including disk, tape, optical and cloud storage devices.

We refer to this single, unified code base underlying each of our Simpana applications as our Common Platform. Each data and information management module within our Simpana platform is designed to be best-in-class and is fully integrated into our Common Platform. Our single platform is unique and differentiates us from our competitors, some of whom address the market by offering multiple and disparate point products. We believe that the disparate and point product approach forces users to install and maintain separate products requiring their own infrastructure, training, maintenance and management which can result in a complex and costly environment for customers who are looking for solutions that will improve operations, minimize risk and reduce overall costs.

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners primarily include Dell, Inc. (“Dell”), Hitachi Data Systems and NetApp. As of March 31, 2012, we had licensed our data and information management software to approximately 16,100 registered customers.

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

In addition to rapid data growth, data storage has transitioned from being server-attached to becoming widely distributed across local and global networked storage systems. Data previously stored on primary disk and backed up on tape is increasingly being backed up, managed and stored on a broader array of storage tiers ranging from high-cost, high-performance disk systems to lower-cost, mid-range and low-end disk systems to tape libraries and emerging cloud storage services. This transition has been driven by the growth of data, the pervasive use of distributed critical enterprise software applications, the decrease in disk cost and the demand for 24/7 business continuity.

The recent innovations in storage and networking technologies, coupled with the rapid growth of data, have caused information technology managers to redesign their data and storage infrastructures to deliver greater efficiency, broaden access to data and reduce costs. The result has been the wide adoption of virtualized environments coupled with larger and more complex networked data and storage solutions. We also believe cloud computing, in its various forms, represents a long term industry trend in the way that applications are delivered, data is stored and information is retrieved.

We believe that these trends are increasing the demand for software applications that can simplify data and information management, provide secure and reliable access to all data across a broad spectrum of tiered storage and computing systems and seamlessly scale to accommodate growth, while reducing the total cost of ownership to the customer.

Our Software

We provide our customers with a single, scalable platform of data and information management software modules that are fully integrated into our Common Platform. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single, browser-based interface from the data center, to laptops, remote offices and the cloud. We provide our customers with high-performance data protection, including backup and recovery; data migration and archiving; snapshot management and replication of data; integrated source and target data deduplication; e-discovery and compliance solutions; protection, recovery and discovery of data in virtual server environments; enterprise-wide search capabilities; and management and operational reports, remote services and troubleshooting tools.

Our software fully interoperates with a wide variety of operating systems, applications, network devices, protocols, storage arrays, storage formats and tiered storage infrastructures, providing our customers with the flexibility to purchase and deploy a combination of hardware and software from different vendors. As a result, our customers can purchase and use the optimal hardware and software for their needs, rather than being restricted to the offerings of a single vendor. Key benefits of our software and related services include:

•

Dynamic Management of Widely Distributed and Networked Data.    Our software is specifically designed to optimize management of data on tiered storage and widely distributed data environments, including SAN, NAS and cloud. Our architecture enables the creation of policies that automate the movement of data based on business goals for availability, recoverability and disaster tolerance. User-defined policies determine the storage media on which data should reside based on its assigned value.

•

Single Software Platform Delivering Applications Built upon a Common Platform and Scalable Code Base.    All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data and information management applications in our Simpana software delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our single platform or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.

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

•

Streamlined Data Management.    Our software enables customers to converge processes for backup, archive and reporting from a single data collection. By reading and/or moving data only once and consolidating policies into a single console, redundant processes are eliminated to speed operations, reduce storage costs and simplify management. Redundant operations that affect resources and administration are eliminated. With a single pass, the frequency in which massive amounts of file data that have to be managed are reduced. As a result, our software can scan, collect and transfer data in one operation to help solve the challenges associated with today’s era of “Big Data” and unstructured data growth.

•

Protect, Recover, Access and Discover Information Stored at the Edge of an Enterprise.    Our software protects data on laptops and desktops. Desktop and laptop computers often hold data that is subject to stringent security and compliance requirements but protecting this data at the edge can be difficult to manage cost effectively. Our software contains robust features that reliably protect data, improve data availability, simplify management, and reduce costs, while exceeding most requirements for security and compliance.

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

•

State-of-the-Art Customer Support Services.    We offer 24/7 global technical support. Our support operations center at our Oceanport, New Jersey headquarters is complemented by local support resources, including centers in Europe, Australia and China. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage networking infrastructures. Our customer support process includes the expertise of product development, field and customer support engineers. In addition, we incorporate into our software many self-diagnostic and troubleshooting capabilities and provide automated web-based support capabilities to our customers. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and trouble ticket management system.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a per-copy basis, on a capacity basis or as site licenses. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities and modules discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.

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

Backup and Recovery

The Simpana Backup and Recovery application module delivers reliable data protection, multiple recovery options and sophisticated data retention capabilities for both enterprise protection as well as small- and medium-business protection. Our Backup and Recovery solution is designed for fast, easy deployment within an existing infrastructure. The Simpana Backup application module extends backup to the edge of an enterprise and includes laptops and desktops. The Simpana Backup and Recovery software products allow users to easily browse and find data, and then recover it reliably, rapidly and efficiently. Compatible with a wide variety of applications and platforms, our Backup and Recovery software provides easy-to-use data protection and retention that supports corporate and federal policies.

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

Replication

The Simpana Replication application module enables enterprises to create replica copies of production data quickly, efficiently and cost-effectively using a combination of host-based replication and snapshot technologies. These copies of data can be immediately accessed for rapid recovery, be used to create multiple recovery points or to perform traditional backups without impacting server performance. Resuming business with minimal loss of data and being able to create multiple points-in-time during the normal business day enables enterprises to get back to business with minimal disruption. Our replication hardware snapshot integration provides customers with SAN investment protection and choice, eliminating the backup window and accelerating recovery. By creating hardware snapshot copies internal to the storage array, high speed recovery copies can be created with minimal impact on the production servers. Our replication solution allows enterprises to meet recovery point and recovery time objectives without taking production systems offline by leveraging continuous capture byte-level replication to continuously protect data. Our replication module recovers files or applications to a specific point-in-time. Finally, Simpana replication software can eliminate exposures from site disaster, costly off-site tape storage and lower total cost of ownership by leveraging remote or virtual sites for disaster recovery.

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

•

Global Operations.    Our global customer support headquarters is located at our state-of-the-art technical support center in Oceanport, NJ. We also have established key support operations in Reading, United Kingdom; Sydney, Australia and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.

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

Product and Technology Relationships.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Dell, Hitachi Data Systems, NetApp, Fujitsu and Microsoft. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.

Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2012, we had approximately 417 reseller partners and systems integrators distributing our software worldwide.

In order to broaden our market coverage, we have original equipment manufacturer distribution agreements primarily with Dell, Hitachi Data Systems and NetApp. Under these agreements, the original equipment manufacturers sell, market and support our software applications and services independently and/or incorporate our software applications into their own hardware products. In addition to our original equipment manufacturer agreement with Dell, we also have a corporate reseller agreement with the Dell Software and Peripherals division. Our original equipment manufacturer and reseller agreements do not contain any minimum purchase or sale commitments.

Additionally, we have distribution agreements covering our North American commercial and U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet Inc. Pursuant to these distribution agreements, Arrow’s and Avnet’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience.

Customers

We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2012, we had licensed our software applications to approximately 16,100 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.

Sales through our reseller agreement and original equipment manufacturer agreement with Dell accounted for approximately 22% of our total revenues for fiscal 2012 and 23% for fiscal 2011. Dell is an original equipment manufacturer and a reseller that purchases software from us for resale to its customers, but is not the end-user of our software. Sales generated through our distribution agreement with Arrow accounted for approximately 26% of our total revenue in fiscal 2012 and 25% in fiscal 2011. Revenue from sales to the U.S. Federal Government accounted for less than 10% of our total revenues in both fiscal 2012 and fiscal 2011.

Technology

Our Common Platform serves as a major differentiator versus our competitors’ data and information management software products. Our Common Platform’s unique indexing, cataloging, data movement, media management and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data and information management software applications. Additional options enable content search, data encryption and auditing features to support data discovery and compliance requirements. Each of these applications shares a common architecture consisting of three core components: intelligent agent software, data movement software and command and control software. These components may be installed on a single host server, or each may be distributed over many servers in a global network. Additionally, the modularity of our software provides deployment flexibility. The ability to share storage resources across multiple data and information management applications provides easier data and information management and lower total cost of ownership. We participate in industry standards groups and activities that we believe will have a direct bearing on the data and information management software market.

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

Sales and Marketing

We sell our Simpana data and information management software applications and related services to large global enterprises, small and medium sized businesses and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2012, we had 422 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.

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

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2012, we had 348 employees in our research and development group, of which 115 are located at our Hyderabad, India development center. In April 2012, we opened a new product development center in Bangalore, India, which increases our existing presence in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $39.9 million on research and development activities in fiscal 2012, $37.0 million in fiscal 2011 and $33.4 million in fiscal 2010.

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

Our unique product architecture is one of the primary reasons why we compete so successfully. Whereas other competitive solutions in the market are based on multiple, disparate products, our modular offering is based on a single, unified, underlying code base resulting in favorable efficiencies in functionality, integration, scalability and support. Our focused approach to data and information management and our ability to respond to customer feedback also drives the functionality and features of our products, which we believe lead the industry in terms of performance and usability, as evidenced by numerous industry awards we have received in the past 12 months such as the 2011 Windows IT Pro Editors’ Best Back Software Product Silver Award; 2011 Midsize Enterprise Summit West Inovations Award; 2011 Microsoft Server Platform Partner of the Year; 2011 Storage Magazine’s Deduplication Product of the Year; Microsoft Best of Tech-Ed 2011 Backup and Recovery Award; 2011 Gartner Magic Quadrant for Enterprise Disk-Based Backup and Recovery; and 2011 Gartner Magic Quadrant for Enterprise Information Archiving.

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

As of March 31, 2012, we had 162 issued patents and 172 pending patent applications in the United States, as well as 57 issued patents in foreign countries and 83 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.

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

In the United States, we own federal registrations for or have common law trademark rights in the following marks: CommVault, CommVault and logo, the “CV” logo, CommVault Systems, Solving Forward, SIM, Singular Information Management, Simpana, CommVault Galaxy, Unified Data Management, QiNetix, Quick Recovery, QR, CommNet, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, IntelliSnap, Simpana OnePass, Recovery Director, CommServe, CommCell, ROMS, and CommValue. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.

Employees

As of March 31, 2012, we had 1,437 employees worldwide, including 422 in sales and marketing, 348 in research and development, 147 in general and administration and 520 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table presents information with respect to our executive officers as of May 15, 2012:

Name	Age	Position
N. Robert Hammer	70	Chairman, President and Chief Executive Officer
Alan G. Bunte	58	Executive Vice President and Chief Operating Officer
Louis F. Miceli	62	Senior Vice President and Chief Financial Officer
Ron Miiller	45	Senior Vice President of Worldwide Sales
David West	46	Senior Vice President, Marketing and Business Development

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

The data and information management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include EMC, Hewlett-Packard, IBM and Symantec Corporation.

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

It is also costly and time-consuming to change data and information management systems. Most of our new customers have installed data and information management software, which gives an incumbent competitor an advantage in retaining a customer because it already understands the network infrastructure, user demands and information technology needs of the customer, and also because some customers are reluctant to invest the time and money necessary to change vendors.

Our current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. In addition, large operating system and application vendors, such as Microsoft Corporation, as well as some hardware manufacturers, have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause our software applications and services to become redundant, which could seriously harm our sales, results of operations and financial condition.

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

The markets for our software applications are characterized by rapid technological changes, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of software applications embodying new technologies and the emergence of new industry standards could make our existing and future software applications obsolete and unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software applications, and they may become obsolete before we receive the amount of revenues that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share in the data and information management software market could be materially adversely affected.

We devote significant resources to the development of new products and the enhancement of existing products. To be successful, we need to anticipate, develop and introduce new software applications and services on a timely and cost-effective basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. We may fail to develop and market software applications and services that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction and marketing of these applications and services or fail to develop applications and services that adequately meet the requirements of the marketplace or achieve market acceptance. Our failure to develop and market such applications and services on a timely basis, or at all, could have a material adverse effect on our sales and profitability.

Volatility in the global economy could adversely impact our continued growth, results of operations and our ability to forecast future business.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, particularly with respect to the European sovereign debt markets and potential ramifications of the recent U.S. debt issues and budget concerns. These global economic conditions can result in slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. These factors make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In addition, these factors could cause customers to slow or defer spending on our software and services products, which would delay and lengthen sales cycles and negatively affect our results of operations. Though current macroeconomic conditions appear to be stabilizing, if such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We continue to invest in our business in the Asia-Pacific and Europe, Middle East, and Africa (“EMEA”) regions. There are significant risks with overseas investments and growth prospects in these regions can be uncertain. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. Deterioration of economic conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide resellers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors and original equipment manufacturers, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, typically do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers, or they could fail to perform as we anticipate, which could reduce our sales. In addition, we expect that a portion of our sales growth will depend upon our ability to identify and attract new reseller partners. Our competitors also use reseller arrangements and may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to maintain and/or expand our network of resellers could impair our ability to grow revenues in the future.

Some of our resellers possess significant resources and advanced technical abilities. These resellers, particularly our corporate resellers, may, either independently or jointly with our competitors, develop and market products and related services that compete with our offerings. If this were to occur, these resellers might discontinue marketing and distributing our software applications and services. In addition, these resellers would have an advantage over us when marketing their competing products and related services because of their existing customer relationships. The occurrence of any of these events could have a material adverse effect on our revenues and results of operations.

In addition, we have distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. Sales through our distribution agreement with Arrow accounted for approximately 26% of our total revenues for fiscal 2012 and approximately 25% for fiscal 2011. Arrow accounted for a total of approximately 30% of our accounts receivable balance as of March 31, 2012 as a result of our reseller agreement. Avnet’s total revenue contribution was not material for fiscal 2012 and 2011 and its accounts receivable balance was not material as of March 31, 2012. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

Sales through Dell as a result of our reseller agreement and as well as our original equipment manufacturer agreement, which is discussed below, accounted for approximately 22% of total revenues for fiscal 2012 and

23% of total revenues for fiscal 2011. Dell also accounted for a total of approximately 25% of our accounts receivable balance as of March 31, 2012. If we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.

Our original equipment manufacturer agreements are primarily with Dell, Hitachi Data Systems and NetApp. Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 12% of our total revenues for fiscal 2012 and 10% of our total revenues for fiscal 2011.

In periods of volatile economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.

Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. During the recent volatile economic conditions certain of our customers and resellers have faced or may face liquidity concerns which could result in our customers or resellers not being able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses to date, there can be no assurance such procedures will continue to effectively limit our credit risk and avoid future losses.

We may experience a decline in revenues or volatility in our quarterly operating results, which may adversely affect the market price of our common stock.

We cannot predict our future quarterly revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

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

Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. If revenue levels fall below our expectations and we are profitable at the time, our net income would decrease because only a small portion of our expenses varies with our revenues. Therefore, any significant decline in revenues for any period could have an immediate adverse impact on our results of operations for that period. We believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, our results of operations could be below expectations of public market analysts and investors in future periods, which would likely cause the market price of our common stock to decline.

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

If our sales cycles lengthen unexpectedly, they could adversely affect the timing of our revenues or increase costs, which may cause fluctuations in our quarterly revenues and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted, and the price of our common stock could decline.

We depend on growth in the data and information management software market, and lack of growth or contraction in this market could have a material adverse effect on our sales and financial condition.

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

Our software applications are complex and may contain undetected errors, which could adversely affect not only our software applications’ performance but also our reputation and the acceptance of our software applications in the market.

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

In addition, because our software applications are used to manage data that is often critical to our customers, they may have a greater sensitivity to defects in our products than to defects in other, less critical, applications. As a result, the licensing and support of our software applications involve the risk of product liability claims. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our license agreements vary and may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any material product liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover all potential claims.

If our customers do not renew their annual maintenance and support agreements for our products or if they do not renew them on terms that are favorable to us, our business might suffer.

Most of our maintenance agreements are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed.

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

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $39.9 million, or 10% of our total revenues in fiscal 2012, $37.0 million, or 12% of our total revenues in fiscal 2011 and $33.4 million, or 12% of our total revenues in fiscal 2010. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.

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

Furthermore, in the past, we have experienced higher levels of turnover in our sales force compared to other employee groups in our company. Increases in the turnover rate of our sales force may affect our ability to generate license revenue growth. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we sometimes experience lower productivity from newly hired sales personnel for a period up to twelve months. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, product introductions or enhancements and sales performance. Such adjustments could be temporarily disruptive and result in reduced productivity.

The volatility of our stock price may from time to time adversely affect our ability to attract or retain employees. If we are unable to hire or retain qualified employees across our organization, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our personnel costs would be excessive and our business and profitability could be adversely affected.

Our international sales and operations are subject to factors that could have an adverse effect on our results of operations.

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 39% of our revenues from outside the United States in both fiscal 2012 and fiscal 2011. Accordingly, international sales increased 27% in fiscal 2012 compared to fiscal 2011. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.

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

•

greater risk of a failure of our employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices;

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

We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.

Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has not been material, although it may be in the future.

In recent fiscal years, we have selectively hedged our exposure to changes in foreign currency exchange rates on the balance sheet. In the future, we may enter into additional foreign currency-based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet, although there can be no assurances that we will do so. However, as our international operations grow, or if dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging strategies become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income.

Our ability to sell our software applications is highly dependent on the quality of our services offerings, and our failure to offer high quality support and professional services would have a material adverse effect on our sales of software applications and results of operations.

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

Our services revenue, which includes fees for customer support, assessment and design consulting, implementation and post-deployment services and training, has lower gross margins than our software revenue. An increase in the percentage of total revenues represented by services revenue would adversely affect our overall gross margins. The volume and profitability of services can depend in large part upon competitive pricing pressure on the rates that we can charge for our services; the complexity of our customers’ information technology environments; the resources directed by our customers to their implementation projects; and the extent to which outside consulting organizations provide services directly to customers. Any erosion of our margins for our services revenue or any adverse change in the mix of our license versus services revenue would adversely affect our operating results.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, government entities have recently announced reductions in, or experienced increased pressure to reduce spending. In particular, such measures have adversely affected European public sector transactions, and the recent U.S. debt issues and budget concerns may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. If the use of our products expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as expected or should we not comply with the terms of our government contracts or government contracting requirements.

Most of our sales to government entities have been made indirectly through providers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. If an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we may be subject to civil or criminal penalties and administrative sanctions.

If we are unable to manage our growth, there could be a material adverse effect on our business, the quality of our products and services and our ability to retain key personnel.

We have experienced periods of growth in recent years. Our revenues increased 29% for fiscal 2012 compared to fiscal 2011 and also increased 16% for fiscal 2011 compared to fiscal 2010. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

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

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the shipment of software products, negatively affecting our service offerings, preventing the processing transactions and reporting of financial results. Information technology system failures, network disruptions and breaches of data security could also result in the unintentional disclosure of customer or our information as well as damage our reputation. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.

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

These methods afford only limited protection. Despite this limited protection, any issued patent may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, our pending patent applications may not result in the issuance of patents, and any patents issued to us may not be timely or broad enough to protect our proprietary rights. We may also develop proprietary products or technologies that cannot be protected under patent law. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software applications is difficult, and we expect software piracy to continue to be a persistent problem. In licensing our software applications, we typically rely on “shrink wrap” or “click wrap” licenses that are not signed by licensees. We may have difficulty enforcing these licenses in some jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our attempts to protect our proprietary rights may not be adequate. Our competitors may independently develop similar technology, duplicate our software applications or design around patents issued to us or other intellectual property rights of ours. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. In addition, from time to time we are participants or members of various industry standard-setting organizations or other industry technical organizations. Our participation or membership in such organizations may, in some circumstances, require us to enter into royalty or licensing agreements with third parties regarding our intellectual property under terms established by those organizations, which we may not find favorable. In addition, many of our agreements with our customers and partners require us to indemnify them for certain intellectual property infringement claims against them, which would increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Furthermore, such customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business.

Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business, which could have a material adverse effect on our results of operations and financial condition.

Due to the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to current or future software applications, trademarks or other proprietary rights. We expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows and the functionality of software applications in different industry segments overlaps. Any such claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these claims could disrupt our business and have a material adverse effect on our results of operations and financial condition.

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

Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, the Common Public License, “Apache-style” licenses, “Berkley Software Distribution or BSD-style” licenses and other open source licenses. We monitor our use of open source software to avoid subjecting our products to conditions we do not intend, but these efforts may not be successful. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. The use of such open source software may ultimately subject some of our products to unintended conditions, which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.

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

Our effective tax rate is difficult to project, and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.

We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

The process of determining our anticipated tax liabilities involves many calculations and estimates that are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the outcomes of audits with tax authorities and the positions that we will take on tax returns prior to our actually preparing the returns.

Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including changes in our legal structure, changes in the geographic mix of income and expenses, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has benefited from an existing U.S. research and development tax credit. If this tax credit is not renewed for 2012 or in the future, we would expect our effective tax rate to increase.

We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction. As of March 31, 2012, we had net deferred tax assets of approximately $38.6 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. Consequently, our cash tax rate will be lower than our effective tax rate though fiscal 2013 and into fiscal 2014. However, we expect our cash taxes to continue to increase as our cash tax rate approaches our effective tax rate.

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

Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish a report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report’s assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and some of our judgments will be in areas that may be open to interpretation.

Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate or may not operate effectively. In future years, if we fail to timely complete this assessment, or if our auditors cannot timely attest, there may be a loss of public confidence in our internal controls, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements and other regulatory and compliance requirements, including compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”). Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. We provide business practices training to our employees worldwide. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent employees.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Oceanport, New Jersey. We currently occupy approximately 162,000 square feet of office space in the Oceanport facility under the terms of an operating lease expiring in July 2015. We believe that our current facility is adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in the United States in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington; and outside the United States in Kanata, Ontario; Toronto, Ontario; Calgary, Alberta; Montreal, Quebec; Vancouver, British Columbia; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Milan, Italy; Madrid, Spain; Dubai; Moscow, Russia; Johannesburg, South Africa; Riyadh, Saudi Arabia; Beijing, China; Shanghai, China; Guangzhou, China; Chengdu, China; Sydney, Australia; Melbourne, Australia; Canberra, Australia; Auckland, New Zealand; Tokyo, Japan; Singapore; Mexico City, Mexico; Kuala Lumpar, Malaysia; Bangkok, Thailand; Sao Paulo, Brazil; Seoul, South Korea; Mumbai, India; Bangalore, India and Hyderabad, India.

Item 3.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 4.	Mine safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed and traded on The NASDAQ Global Market under the symbol “CVLT.” The following table sets forth, for the periods indicated, the high and the low closing sales prices of our common stock, as reported on The NASDAQ Global Market.

	Common Stock
	2012		2011
	High	Low	High	Low
First Quarter	$44.45	$36.47	$23.96	$19.29
Second Quarter	$47.06	$31.22	$28.03	$17.80
Third Quarter	$50.54	$34.66	$31.41	$25.51
Fourth Quarter	$54.71	$42.93	$40.94	$28.93

On April 30, 2012, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $52.07 per share.

Stockholders

As of April 30, 2012, there were approximately 66 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between March 30, 2007 and March 30, 2012, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 30, 2007 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 30, 2007 was the closing sales price of $16.20 per share.

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

	3/30/07	3/31/08	3/31/09	3/31/10	3/31/11	3/30/12
CommVault	100.0	76.5	67.7	131.8	246.2	306.4
NASDAQ Composite Index	100.0	94.1	63.1	99.0	114.8	127.7
NASDAQ Computer Index	100.0	97.9	68.5	114.5	136.5	162.8

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended March 31, 2012. As of March 31, 2012, we have repurchased $117.2 million of common stock (5.7 million shares) out of the $170.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $52.8 million of our common stock under the current program through March 31, 2013.

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

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$201,800	$149,798	$134,500	$121,685	$108,959
Services	204,839	164,978	136,525	112,834	89,344

Total revenues	406,639	314,776	271,025	234,519	198,303
Cost of revenues:
Software	2,747	2,369	3,017	2,469	2,398
Services	50,660	38,646	32,628	28,177	24,586

Total cost of revenues	53,407	41,015	35,645	30,646	26,984

Gross margin	353,232	273,761	235,380	203,873	171,319
Operating expenses:
Sales and marketing	219,025	163,054	136,773	122,957	93,959
Research and development	39,936	36,954	33,421	30,669	26,855
General and administrative	40,619	34,207	29,823	26,159	23,812
Depreciation and amortization	4,353	3,775	3,514	3,582	3,019

Income from operations	49,299	35,771	31,849	20,506	23,674
Interest expense	(57)	(106)	(106)	(175)	(114)
Interest income	750	650	384	1,639	3,591

Income before income taxes	49,992	36,315	32,127	21,970	27,151
Income tax expense	18,052	15,311	13,722	9,642	6,347

Net income	$31,940	$21,004	$18,405	$12,328	$20,804

Net income per common share:
Basic	$0.72	$0.49	$0.44	$0.29	$0.48

Diluted	$0.68	$0.45	$0.41	$0.28	$0.46

Weighted average shares used in computing per share amounts:
Basic	44,089	43,283	42,133	41,983	43,188

Diluted	47,201	46,301	45,022	44,013	45,699

	As of March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$297,088	$217,170	$169,518	$105,205	$91,661
Short-term investments	3,146	1,150	5,043	—	—
Working capital	222,301	179,380	143,185	84,590	77,513
Total assets	432,688	342,499	286,015	206,987	200,830
Total stockholders’ equity	229,984	188,130	158,300	111,289	109,535

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of March 31, 2012, we had licensed our software applications to approximately 16,100 registered customers.

History and Background

In early 2000, we launched CommVault Galaxy for backup and recovery, a storage industry award winner. In the years since, CommVault has forged numerous alliances with top software application and hardware vendors, such as Dell, HP, Hitachi Data Systems, Microsoft, Network Appliance, Fujitsu, Novell and Oracle, to enhance capabilities and to create a premiere suite of data and information management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data.

Our Simpana software suite is comprised of the following five distinct data and information management software application modules: Backup and Recovery, Archive, Replication, Resource Management and Search. All of our software application modules share a common platform that provides back-end services and advanced capabilities, like encryption; deduplication; content indexing; policy-based automation; data classification; e-discovery and role-based security. In addition to Backup and Recovery, the subsequent release of our other software application modules has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.

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

In January 2012, we released enhancements to our existing Simpana 9 software suite. These enhancements include new capabilities that converges backup, archive and reporting processes; additional SnapProtect technology that delivers hardware snapshot integration; enhancements to virtual server protection; new innovations to protect data on laptops and desktops with embedded source deduplication for optimized efficiency; and new integration with Microsoft SharePoint.

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. During the fiscal year ended March 31, 2012, approximately 62% of software license transactions were sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license transactions for the foreseeable future.

The industry in which we currently operate continues to go through accelerating changes as the result of compounding data growth and the introduction of new technologies. We are continuing to pursue an aggressive product development program in both data and information management solutions. Our data management solutions include not only traditional backup, but also new innovations in de-duplication, data movement, virtualization, snap-based backups and enterprise reporting. Our information management innovations are primarily in the areas of archiving, eDiscovery, records management, governance and compliance. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies discussed above. While we are confident in our ability to meet these changing industry demands with Simpana 8 and Simpana 9 and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions or other technologies may not be widely adopted.

Given the nature of the industry in which we operate, our software applications are subject to obsolescence. As noted above, we continually develop and introduce updates to our existing software applications in order to keep pace with evolving industry technologies. In addition, we must address evolving industry standards, changing customer requirements and competitive software applications that may render our existing software applications obsolete. For each of our software applications, we provide full support for the current generally available release and one prior release. When we declare a product release obsolete, a customer notice is delivered twelve months prior to the effective date of obsolescence announcing continuation of full product support for the first six months. We provide an additional six months of extended assistance support in which we only provide existing workarounds or fixes that do not require additional development activity. We do not have existing plans to make any of our software products permanently obsolete.

Sources of Revenues

We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 50% of our total revenues for fiscal 2012, 48% for fiscal 2011 and 50% for fiscal 2010.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2013, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 52% of our software revenue in fiscal 2012, approximately 48% of our software revenue in fiscal 2011 and approximately 47% of our software revenue in fiscal 2010.

Software revenue generated through indirect distribution channels was 84% of total software revenue in fiscal 2012, 84% in fiscal 2011 and 85% in fiscal 2010. Software revenue generated through direct distribution channels was 16% of total software revenue in fiscal 2012, 16% in fiscal 2011 and 15% in fiscal 2010. The dollar value of software revenue generated through indirect distribution channels increased approximately $44.0 million, or 35%, in fiscal 2012 compared to fiscal 2011. The dollar value of software revenue generated through direct distribution increased $8.0 million, or 34%, in fiscal 2012 compared to fiscal 2011. The increase in the dollar value of software revenue growth generated through our indirect distribution channels compared to our direct sales force in fiscal 2012 is primarily the result of an increase in software revenue from our international operations, which is almost exclusively transacted through indirect distribution. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 22% of our total revenues for fiscal 2012, 23% of our total revenues for fiscal 2011 and 24% of our total revenues in fiscal 2010.

In May 2011, we announced that we entered into a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana 9 software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect® brand. During the fiscal year ended March 31, 2012, we did not recognize a material amount of revenue under our original equipment manufacturer agreement with NetApp.

Overall, we have original equipment manufacturer agreements primarily with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is sometimes generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 12% of our total revenues for fiscal 2012, 10% of our total revenues for fiscal 2011 and 10% of our total revenues for fiscal 2010.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 26% of our total revenues through Arrow in fiscal 2012, approximately 25% of our total revenues in fiscal 2011 and approximately 24% of our total revenues in fiscal 2010. Avnet’s total revenue contribution was not material in fiscal 2012, 2011 or 2010. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

We also derive a significant portion of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 50% of our total revenues for fiscal 2012, 52% for fiscal 2011 and 50% for fiscal 2010.

The gross margin of our services revenue was 75.3% for fiscal 2012, 76.6% for fiscal 2011 and 76.1% for fiscal 2010. The decrease in the gross margin of our services revenue in the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011 was primarily due to a higher percentage of our services revenue being derived from professional services engagements as well as higher costs of services associated with the expansion of our worldwide customer support operations. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.6% for fiscal 2012, 98.4% for fiscal 2011 and 97.8% for fiscal 2010. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 39% of our total revenue for fiscal 2012, 39% for fiscal 2011 and 38% for fiscal 2010. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2011 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2012 would have been lower by approximately $6.4 million, $1.0 million and $3.5 million, respectively.

Using the average foreign currency exchange rates from the corresponding fiscal 2010 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2011 would have been lower by approximately $0.6 million, $0.1 million and $0.3 million, respectively.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $0.2 million in fiscal 2012, net foreign currency transaction losses of $0.6 million in fiscal 2011 and net foreign currency transaction losses of $0.6 million in fiscal 2010.

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

Currently, we derive revenues from two primary sources: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these sources.

For sales arrangements involving multiple elements, we recognize revenue using the residual method. Under the residual method, we allocate and defer revenue for the undelivered elements based on fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple-element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective evidence (“VSOE”).

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

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, we primarily use historical renewal rates. Historical renewal rates are supported by a rolling 12-month VSOE analysis in which we segregate our customer support renewal contracts into different classes based on specific criteria including, but not limited to, dollar amount of software purchased, level of customer support being provided and distribution channel. The purpose of such an analysis is to determine if the customer support element that is deferred at the time of a software sale is consistent with how it is sold on a stand-alone renewal basis.

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

Stock-Based Compensation

As of March 31, 2012, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures.

The average expected life was determined according to the “simplified” method, which is the mid-point between the vesting date and the end of the contractual term. We used the “simplified” method for fiscal 2010, 2011 and 2012 to estimate the expected term for share option grants as we did not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. During fiscal 2013, we anticipate that we will begin incorporating our historical data into the expected term calculation for stock options granted. At this point, we will have an additional year of vesting and will be able to demonstrate significant exercise activity to provide a reasonable basis for incorporating historical data into our expected term of future stock option grants. As a result, during fiscal 2013, we anticipate that our calculation of expected term will include a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised.

The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Expected volatility for fiscal 2010, 2011 and 2012 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model in the fiscal year ended March 31, 2012 and 2011 are as follows:

	Year Ended March 31,
	2012	2011
Dividend yield	None	None
Expected volatility	42% - 47%	40% - 45%
Weighted average expected volatility	45%	44%
Risk-free interest rates	1.06% - 2.56%	1.18% - 2.93%
Expected life (in years)	6.2	6.2

The weighted average fair value of stock options granted was $18.77 per option during the year ended March 31, 2012 and $12.23 per option during the year ended March 31, 2011. In addition, the weighted average fair value of restricted stock units awarded was $42.07 per share during the year ended March 31, 2012 and $26.96 per share during the year ended March 31, 2011.

As of March 31, 2012, there was approximately $59.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.70 years. The intrinsic value of the options outstanding as of March 31, 2012 was $202.8 million, of which $157.2 million related to vested options and $45.6 million related to unvested options. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2012, we had net deferred tax assets of approximately $38.6 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2012, we maintain a valuation allowance against our deferred tax assets totaling $1.4 million. Substantially all of the valuation allowance we maintain at March 31, 2012 is against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.

At March 31, 2012, we have state net operating loss (NOL) carryforwards of approximately $2.1 million and also have NOL carryforwards for foreign tax purposes of approximately $7.0 million.

At March 31, 2012, we have federal and state research tax credit (R&D) carryforwards of approximately $12.3 million and $5.2 million, respectively. The federal research tax credit carryforwards expire from 2022 through 2032, and the state research tax credit carryforwards expire from 2014 through 2027. At March 31, 2012, we have federal Alternative Minimum Tax credit carryforwards of $1.6 million.

As of March 31, 2012, we had unrecognized tax benefits of $4.7 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.8 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.7 million and the related accrued interest and penalties of $0.8 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.4 million of our currently remaining unrecognized tax benefits and approximately $0.2 million of related accrued interest and penalties may be realized by the end of fiscal 2013 as a result of the lapse of the statute of limitations.

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

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2012. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods:

	Year Ended March 31,
	2012	2011	2010
Revenues:
Software	50%	48%	50%
Services	50%	52%	50%

Total revenues	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%
Services	12%	12%	12%

Total cost of revenues	13%	13%	13%

Gross margin	87%	87%	87%

Fiscal year ended March 31, 2012 compared to fiscal year ended March 31, 2011

Revenues

Total revenues increased $91.9 million, or 29%, from $314.8 million in fiscal 2011 to $406.6 million in fiscal 2012.

Software Revenue.    Software revenue increased $52.0 million, or 35%, from $149.8 million in fiscal 2011 to $201.8 million in fiscal 2012. Software revenue represented 50% of our total revenues in fiscal 2012 compared to 48% in fiscal 2011.

The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $33.1 million in fiscal 2012 compared to fiscal 2011. As a result, enterprise software transactions represented approximately 52% of our software revenue in fiscal 2012 and approximately 48% of our software revenue in fiscal 2011. The increase in enterprise software transactions is due to both a 37% increase in the number of transactions of this type and an 7% increase in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $241,000 in fiscal 2012 and approximately $226,000 in fiscal 2011. Software revenue derived from transactions less than $0.1 million increased $18.9 million, or 24%, in fiscal 2012 compared to fiscal 2011.

Software revenue derived from the United States in fiscal 2012 increased 40% compared to fiscal 2011 and software revenue derived from our international operations in fiscal 2012 increased 28% compared to fiscal 2011. The growth in software revenue in our international locations is primarily due to increases in Europe, Australia and Canada as we expand our international operations.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $44.0 million in fiscal 2012 compared to fiscal 2011, and software revenue through our direct sales force increased $8.0 million in fiscal 2012 compared to fiscal 2011. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to the increase in software revenue generated in foreign locations, which is substantially sold through our channel partners. The increase in the dollar value of the software revenue through our direct sales channel is primarily due certain of our enterprise software transactions in the United States in the first quarter and fourth quarter of fiscal 2012 being sold through our direct sales channel. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.

Services Revenue.    Services revenue increased $39.9 million, or 24%, from $165.0 million in fiscal 2011 to $204.8 million in fiscal 2012. Services revenue represented 50% of our total revenues in fiscal 2012 compared to 52% in fiscal 2011. The increase in services revenue is primarily due to a $31.8 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues

Total cost of revenues increased $12.4 million, or 30%, from $41.0 million in fiscal 2011 to $53.4 million in fiscal 2012. Total cost of revenues represented 13% of our total revenues in both fiscal 2012 and fiscal 2011.

Cost of Software Revenue.    Cost of software revenue increased approximately $0.4 million, or 16%, from $2.4 million in fiscal 2011 to $2.7 million in fiscal 2012. Cost of software revenue represented 1% of our total software revenue in fiscal 2012 and 2% of our total software revenue in fiscal 2011. The increase in cost of software revenue is primarily due to higher third party royalty costs associated with our Simpana software suite in fiscal 2012 compared to fiscal 2011.

Cost of Services Revenue.    Cost of services revenue increased $12.0 million, or 31%, from $38.6 million in fiscal 2011 to $50.7 million in fiscal 2012. Cost of services revenue represented 25% of our services revenue in fiscal 2012 compared to 23% in fiscal 2011. The increase in the cost of services as a percentage of total services revenue in fiscal 2012 compared to fiscal 2011 was primarily due to a higher percentage of our services revenue being derived from professional services engagements as well as higher costs of services associated with the expansion of our worldwide customer support operations. The increase in the dollar amount of cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $5.6 million as well as a $3.6 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased $56.0 million, or 34%, from $163.1 million in fiscal 2011 to $219.0 million in fiscal 2012. The increase is primarily due to a $42.7 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year as well as higher commissions expense due to record revenues and higher headcount. The increase in sales and marketing expenses also includes $3.0 million in higher travel and related expenses due to the expansion of our sales force, a $2.8 million increase in stock-based compensation expenses and a $2.1 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products. Sales and marketing expenses as a percentage of total revenues increased to 54% in fiscal 2012 compared to 52% in fiscal 2011.

Research and Development.    Research and development expenses increased $3.0 million, or 8%, from $37.0 million in fiscal 2011 to $39.9 million in fiscal 2012. The increase is primarily due to higher salary and related expenses resulting from the expansion of our engineering group and higher fiscal 2012 bonus expense totaling approximately $2.8 million. Research and development expenses as a percentage of total revenues decreased to 10% in fiscal 2012 from 12% in fiscal 2011. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative.    General and administrative expenses increased $6.4 million, or 19%, from $34.2 million in fiscal 2011 to $40.6 million in fiscal 2012. This increase is primarily due to a $3.7 million increase in employee and related compensation due to higher headcount and higher fiscal 2012 bonus expense as well as a $2.2 million increase in stock-based compensation expenses. These increases were partially offset by lower net foreign currency transaction losses of $0.4 million. General and administrative expenses in fiscal 2012 includes $0.2 million of net foreign currency transaction losses compared to $0.6 million of net foreign currency transaction losses recognized in general and administrative expenses in fiscal 2011. General and administrative expenses as a percentage of total revenues decreased to 10% in fiscal 2012 from 11% in fiscal 2011.

Depreciation and Amortization.    Depreciation expense increased $0.6 million, from $3.8 million in fiscal 2011 to $4.4 million in fiscal 2012. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Interest Income

Interest income increased $0.1 million, from $0.7 million in fiscal 2011 to $0.8 million in fiscal 2012. The increase in interest income is primarily due to higher balances in our cash and related investment accounts.

Income Tax Expense

Income tax expense was $18.1 million in fiscal 2012 compared to $15.3 million in fiscal 2011. The effective tax rate in fiscal 2012 was 36% as compared to 42% in fiscal 2011. In fiscal 2012, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and foreign tax credits; domestic production activities deductions; reversing $1.6 million of our valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey as well as reversing $0.5 million of certain tax reserves as a result of the expiration of a statute of limitations in a foreign jurisdiction. In fiscal 2011, the effective rate is higher than the expected federal statutory rate of 35% primarily due to recording a valuation allowance against certain state research tax credits as well as the impact of state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by the reversal of certain tax reserves as a result of the expiration of a statute of limitations in a foreign jurisdiction as well as recording additional research tax credits.

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

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased $26.3 million, or 19%, from $136.8 million in fiscal 2010 to $163.1 million in fiscal 2011. The increase is primarily due to a $17.5 million increase in employee compensation and related expenses primarily attributable to the expansion of our sales force from the prior year and higher commissions due to record software revenue in fiscal 2011. Sales and marketing expenses also increased due to a $3.3 million increase in marketing expenses as we continue to build brand awareness for our Simpana software products and a $3.3 million increase in travel and related expenses. Sales and marketing expenses as a percentage of total revenues increased to 52% in fiscal 2011 from 50% in fiscal 2010.

Research and Development.    Research and development expenses increased $3.5 million, or 11%, from $33.4 million in fiscal 2010 to $37.0 million in fiscal 2011. The increase is primarily due to $2.4 million of higher employee compensation and related expenses resulting from the expansion of our engineering group and a $0.5 million increase legal fees primarily associated with patent registration. Research and development expenses as a percentage of total revenues was relatively flat at 12% in both fiscal 2011 and fiscal 2010. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

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

Liquidity and Capital Resources

As of March 31, 2012, our cash and cash equivalents balance of $297.1 million primarily consisted of money market funds. In addition, we have approximately $3.1 million of short-term investments invested in certificates of deposit at March 31, 2012. In recent fiscal years, our principal sources of liquidity have been cash provided by operations.

As of March 31, 2012, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $57.4 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

As of March 31 2012, we are authorized to repurchase up to a total of $170.0 million of our common stock through March 31, 2013 under our stock repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During fiscal 2012, we repurchased 1.3 million shares of common stock under our share repurchase plan with a total cost of $45.6 million. As of March 31, 2012, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we may repurchase an additional $52.8 million of our common stock through March 31, 2013.

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

Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Net Cash provided by operating activities	$100,000	$52,410	$57,247
Net Cash provided by (used in) investing activities	(7,792)	28	(8,413)
Net Cash provided by (used in) financing activities	(11,507)	(7,304)	13,679
Effects of exchange rate — changes in cash	(783)	2,518	1,800

Net increase in cash and cash equivalents	$79,918	$47,652	$64,313

Net cash provided by operating activities was $100.0 million in fiscal 2012, $52.4 million in fiscal 2011 and $57.2 million in fiscal 2010. In fiscal 2012, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; a decrease in accounts receivable as a result of strong collection efforts and timing of cash receipts; an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base; and an increase in accrued liabilities. In fiscal 2011 and fiscal 2010, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base; and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues and timing of cash receipts.

Net cash provided by (used in) investing activities was ($7.8) million in fiscal 2012, less than $0.1 million in fiscal 2011 and ($8.4) million in fiscal 2010. In fiscal 2012, cash used in investing activities was due to the purchase of property and equipment of $5.8 million as we continue to invest in and enhance our global infrastructure as well as the net purchases of short-term investments of $2.0 million. In fiscal 2011, cash provided by investing activities was due to the net proceeds from maturity of short-term investments of $3.9 million offset by the purchase of property and equipment of $3.9 million related to growth in our business. In fiscal 2010, cash used in investing activities was due to the net purchases of short-term investments of $5.0 million as well as the purchase of property and equipment of $3.4 million.

Net cash provided by (used in) financing activities was ($11.5) million in fiscal 2012, ($7.3) million in fiscal 2011 and $13.7 million in fiscal 2010. The cash used in financing activities in fiscal 2012 was due to $45.6 million used to repurchase shares of our common stock under our repurchase program, partially offset by $18.1 million of proceeds from the exercise of stock options and $16.0 million of excess tax benefits recognized as a result of the stock option exercises. The cash used in financing activities in fiscal 2011 was due to $31.5 million used to repurchase shares of our common stock under our share repurchase program partially offset by $17.2 million from the exercise of stock options and $7.0 million of excess tax benefits recognized as the result of stock option exercises and vesting of restricted stock units. The cash provided by financing activities in fiscal 2010 was due to $10.3 million of proceeds from the exercise of stock options and $3.4 million of excess tax benefits.

A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2012	2011	2010
Cash used for repurchases (in thousands)*	$45,639	$31,506	$—

Shares repurchased (in thousands)*	1,323	1,559	—

Average price per share	$34.45	$20.21	$—

*	Based on settlement date, not trade date.

Working capital increased $42.9 million from $179.4 million as of March 31, 2011 to $222.3 million as of March 31, 2012. The increase in working capital is primarily due to an $81.9 million increase in cash and short-term investments. These increases were partially offset by a $27.1 million increase in deferred revenue, a $12.4 million increase in accrued liabilities and a $6.1 million decrease in accounts receivable. The increase in cash and short-term investments is primarily due to net income generated during the period, cash received from the collection of account receivables and cash received from the exercise of stock options, partially offset by cash used to repurchase common stock during fiscal 2012. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base. The increase in accrued expenses is primarily due to higher employee and related compensation accruals and the decrease in accounts receivable is primarily due to strong collections efforts and timing of cash receipts.

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

In July 2009, we entered into an amended and restated credit facility in which we could borrow up to $30.0 million over a three year period. On October 12, 2011, we terminated the amended and restated credit facility. As a result, we can no longer borrow the $30.0 million that was available under the amended and restated credit facility.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

Our material capital commitments consist of obligations under facilities and operating leases. Some of these leases have free or escalating rent payment provisions. We recognize rent expense under leases on a straight-line basis. We anticipate that we will experience an increase in our capital expenditures and lease commitments as a result of our anticipated growth in operations, infrastructure, personnel and resources devoted to building our brand name.

The following table summarizes our obligations as of March 31, 2012 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$25,209	$8,637	$13,572	$3,000	$—
Purchase obligations	6,497	5,181	1,190	126	—

Total	$31,706	$13,818	$14,762	$3,126	$—

We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to software licensing and IT infrastructure costs. The contractual obligations table above excludes unrecognized tax benefits recorded in Other Liabilities totaling $5.5 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $5.5 million is classified as a long-term liability in our consolidated balance sheet as of March 31, 2012 as none of these obligations are anticipated to be paid within one year from April 1, 2012.

As of March 31, 2012, we have an outstanding letter of credit for $0.1 million issued in connection with a revenue transaction. This letter of credit will remain outstanding until September 30, 2012.

We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $1.6 million in fiscal 2012, $1.3 million in fiscal 2011 and $1.3 million in fiscal 2010.

We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for us in the first quarter of fiscal 2013. We do not believe the adoption of this new guidance will have a significant impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2012, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

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

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 39% of our sales were outside the United States in both fiscal 2012 and fiscal 2011. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $4.0 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.2 million in fiscal 2012, $0.6 million in fiscal 2011 and $0.6 million in fiscal 2010. The net foreign currency transaction losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of March 31, 2012 and March 31, 2011, we did not have any forward contracts outstanding. We recorded net realized gains in general and administrative expenses of less than $0.1 million in fiscal 2012 and net realized losses in general and administrative expenses of less than $0.1 million in fiscal 2011. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8.	Financial Statements and Supplementary Data

CommVault Systems, Inc.

Consolidated Financial Statements

Fiscal Years Ended March 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CommVault Systems, Inc.

We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

MetroPark, New Jersey

May 15, 2012

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$297,088	$217,170
Short-term investments	3,146	1,150
Trade accounts receivable, less allowance for doubtful accounts of $97 and $106 at March 31, 2012 and 2011, respectively	67,793	73,891
Prepaid expenses and other current assets	12,606	8,476
Deferred tax assets, net	14,717	12,043

Total current assets	395,350	312,730
Deferred tax assets, net	23,861	21,736
Property and equipment, net	8,184	6,400
Other assets	5,293	1,633

Total assets	$432,688	$342,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,847	$1,658
Accrued liabilities	45,888	33,475
Deferred revenue	125,314	98,217

Total current liabilities	173,049	133,350
Deferred revenue, less current portion	22,059	14,695
Other liabilities	7,596	6,324
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2012 and 2011.	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 44,594 shares and 43,965 shares issued and outstanding at March 31, 2012 and 2011, respectively	446	440
Additional paid-in capital	320,438	271,622
Accumulated deficit	(91,139)	(84,239)
Accumulated other comprehensive income	239	307

Total stockholders’ equity	229,984	188,130

Total liabilities and stockholders’ equity	$432,688	$342,499

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended March 31,
	2012	2011	2010
Revenues:
Software	$201,800	$149,798	$134,500
Services	204,839	164,978	136,525

Total revenues	406,639	314,776	271,025
Cost of revenues:
Software	2,747	2,369	3,017
Services	50,660	38,646	32,628

Total cost of revenues	53,407	41,015	35,645

Gross margin	353,232	273,761	235,380
Operating expenses:
Sales and marketing	219,025	163,054	136,773
Research and development	39,936	36,954	33,421
General and administrative	40,619	34,207	29,823
Depreciation and amortization	4,353	3,775	3,514

Income from operations	49,299	35,771	31,849
Interest expense	(57)	(106)	(106)
Interest income	750	650	384

Income before income taxes	49,992	36,315	32,127
Income tax expense	18,052	15,311	13,722

Net income	$31,940	$21,004	$18,405

Net income per common share:
Basic	$0.72	$0.49	$0.44

Diluted	$0.68	$0.45	$0.41

Weighted average common shares outstanding:
Basic	44,089	43,283	42,133

Diluted	47,201	46,301	45,022

CommVault Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2009	41,593	$416	$210,462	$(99,397)	$(192)	$111,289
Stock-based compensation			14,912			14,912
Tax benefits relating to share-based payments			3,378			3,378
Exercise of common stock options and vesting of restricted stock units	1,462	15	10,269			10,284
Repurchase of common stock	(2)		(9)	(39)		(48)
Comprehensive income:
Net income				18,405		18,405
Foreign currency translation adjustment					80	80

Total comprehensive income						18,485

Balance at March 31, 2010	43,053	431	239,012	(81,031)	(112)	158,300
Stock-based compensation			15,623			15,623
Tax benefits relating to share-based payments			7,084			7,084
Exercise of common stock options and vesting of restricted stock units	2,469	25	17,133			17,158
Repurchase of common stock	(1,557)	(16)	(7,230)	(24,212)		(31,458)
Comprehensive income:
Net income				21,004		21,004
Foreign currency translation adjustment					419	419

Total comprehensive income						21,423

Balance at March 31, 2011	43,965	440	271,622	(84,239)	307	188,130
Stock-based compensation			21,426			21,426
Tax benefits relating to share-based payments			16,072			16,072
Exercise of common stock options and vesting of restricted stock units	1,952	19	18,104			18,123
Repurchase of common stock	(1,323)	(13)	(6,786)	(38,840)		(45,639)
Comprehensive income:
Net income				31,940		31,940
Foreign currency translation adjustment					(68)	(68)

Total comprehensive income						31,872

Balance at March 31, 2012	44,594	$446	$320,438	$(91,139)	$239	$229,984

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$31,940	$21,004	$18,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,484	3,906	3,630
Noncash stock-based compensation	21,426	15,623	14,912
Excess tax benefits from stock-based compensation	(16,009)	(7,044)	(3,395)
Deferred income taxes	(4,993)	7,798	6,471
Changes in operating assets and liabilities:
Trade accounts receivable	5,419	(14,206)	(11,801)
Prepaid expenses and other current assets	(4,198)	(3,756)	(786)
Other assets	(3,720)	(314)	(97)
Accounts payable	204	(261)	27
Accrued liabilities	29,038	13,469	8,757
Deferred revenue	35,599	17,892	19,967
Other liabilities	810	(1,701)	1,157

Net cash provided by operating activities	100,000	52,410	57,247
Cash flows from investing activities
Purchase of short-term investments	(3,146)	(2,751)	(5,293)
Proceeds from maturity of short-term investments	1,150	6,644	250
Purchase of property and equipment	(5,796)	(3,865)	(3,370)

Net cash (used in) provided by investing activities	(7,792)	28	(8,413)
Cash flows from financing activities
Repurchase of common stock	(45,639)	(31,506)	—
Proceeds from the exercise of stock options	18,123	17,158	10,284
Excess tax benefits from stock-based compensation	16,009	7,044	3,395

Net cash provided by (used in) financing activities	(11,507)	(7,304)	13,679
Effects of exchange rate — changes in cash	(783)	2,518	1,800

Net increase in cash and cash equivalents	79,918	47,652	64,313
Cash and cash equivalents at beginning of year	217,170	169,518	105,205

Cash and cash equivalents at end of year	$297,088	$217,170	$169,518

Supplemental disclosures of cash flow information
Interest paid	$57	$106	$106

Income taxes paid	$9,680	$3,894	$4,130

CommVault Systems, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.	Nature of Business

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

Revenue Recognition

The Company derives revenues from two primary sources: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these sources.

For sales arrangements involving multiple elements, the Company recognizes revenue using the residual method. Under the residual method, the Company allocates and defers revenue for the undelivered elements based on fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of the undelivered elements in multiple-element arrangements is based on the price charged when such elements are sold separately, which is commonly referred to as vendor-specific objective-evidence, or VSOE.

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

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. To determine the price for the customer support element when sold separately, the Company primarily uses historical renewal rates. Historical renewal rates are supported by performing an analysis in which the Company segregates its customer support renewal contracts into different classes based on specific criteria including, but not limited to, the dollar amount of the software purchased, the level of customer support being provided and the distribution channel. As a result of this analysis, the Company has concluded that it has established VSOE for the different classes of customer support when the support is sold as part of a multiple-element sales arrangement. The Company’s determination of fair value for customer support has not changed for the periods presented.

The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 90 days of entering into an agreement. The Company’s determination of fair value for other professional services has not changed for the periods presented.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

•

Delivery or performance has occurred.    The Company’s software applications are either physically or electronically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered in an electronic format. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2012	2011	2010
Net income	$31,940	$21,004	$18,405

Basic net income per common share:
Basic weighted average shares outstanding	44,089	43,283	42,133

Basic net income per common share	$0.72	$0.49	$0.44

Diluted net income per common share:
Basic weighted average shares outstanding	44,089	43,283	42,133
Dilutive effect of stock options and restricted stock units	3,112	3,018	2,889

Diluted weighted average shares outstanding	47,201	46,301	45,022

Diluted net income per common share	$0.68	$0.45	$0.41

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2012	2011	2010
Stock options and restricted stock units	626	1,002	728

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

Accounting for Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2012, the Company had net deferred tax assets of approximately $38,578, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of March 31, 2012, the Company maintains a valuation allowance against its deferred tax assets totaling $1,420 primarily related to the uncertainty of the Company’s ability to utilize certain state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company applies the guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

As of March 31, 2012, the Company had unrecognized tax benefits of $4,699, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $784 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2012, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled approximately 22%, 23% and 24% of total revenues for the years ended March 31, 2012, 2011 and 2010, respectively. Dell accounted for 25% of accounts receivable as of both March 31, 2012 and 2011. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 26%, 25% and 24% of total revenues for the years ended March 31, 2012, 2011 and 2010, respectively. Arrow accounted for approximately 30% and 32% of total accounts receivable as of March 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2012, the Company’s short-term investments balance consisted of certificates of deposit.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2012 and March 31, 2011:

	March 31,
	2012	2011
Cash and cash equivalents:
Money market funds	$232,037	$182,911

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

Asset Retirement Obligation

A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. As of March 31, 2012, the Company maintains office space in the United Kingdom for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation as of March 31, 2012 is $552.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2012, 2011 and 2010.

Deferred Revenue

Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements, as well as billings for other professional services fees that have not yet been performed by the Company and billings for license fees that are deferred due to one of the revenue recognition criteria not being met. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of software revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Deferred revenue consists of the following:

	March 31,
	2012	2011
Current:
Deferred software revenue	$3,764	$237
Deferred services revenue	121,550	97,980

	$125,314	$98,217

Non-current:
Deferred services revenue	$22,059	$14,695

Accounting for Stock-Based Compensation

The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market value of the underlying stock on the date of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2012, 2011 and 2010, the Company includes $16,009, $7,044, and $3,395, respectively, as a financing cash inflow.

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the fiscal years ended March 31, 2012 and 2011, the Company reduced common stock and additional paid-in capital by $6,799 and $7,246, respectively, and accumulated deficit by $38,840 and $24,212, respectively.

Sales Tax

The Company records revenue net of sales tax.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $4,582, $3,819, and $2,121 for the years ended March 31, 2012, 2011 and 2010, respectively.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $232 in the year ending March 31, 2012, net foreign currency transaction losses of $623 in the year ending March 31, 2011, and net foreign currency transaction losses of $647 in the year ending March 31, 2010. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one to three months. As of March 31, 2012 and March 31, 2011, the Company did not have any forward contracts outstanding. The Company recorded net realized gains of $37 and net realized losses of $48 in general and administrative expenses related to the settlement of a forward exchange contracts in the years ending March 31, 2012 and 2011, respectively. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders. Comprehensive income for the fiscal years ending March 31, 2012, 2011 and 2010 is as follows:

	Year Ended March 31,
	2012	2011	2010
Net income	$31,940	$21,004	$18,405
Foreign currency translation adjustment	(68)	419	80

Total comprehensive income	$31,872	$21,423	$18,485

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

(“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for the Company in the first quarter of fiscal 2013. The Company does not believe the adoption of this new guidance will have a significant impact on its consolidated financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2012	2011
Computer equipment	$11,267	$10,609
Other machinery and equipment	9,525	8,167
Leasehold improvements	6,631	4,375
Purchased software	1,818	1,623
Furniture and fixtures	2,037	1,684

	31,278	26,458
Less: Accumulated depreciation and amortization	(23,094)	(20,058)

	$8,184	$6,400

The Company recorded depreciation and amortization expense of $4,484, $3,906, and $3,630 for the years ended March 31, 2012, 2011 and 2010, respectively.

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,
	2012	2011
Compensation and related payroll taxes	$28,391	$19,204
Other	17,497	14,271

	$45,888	$33,475

5.	Credit Facility

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

Leases

The Company leases various office and warehouse facilities under non-cancelable leases, which expire on various dates through October 2016. Future minimum lease payments under all operating leases at March 31, 2012 are as follows:

Year Ending March 31:
2013	$8,637
2014	7,139
2015	6,433
2016	2,804
2017	196

$25,209

Rent expenses were $8,498, $6,778, and $5,628 for the years ended March 31, 2012, 2011 and 2010, respectively.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Letter of Credit

As of March 31, 2012, the Company had an outstanding letter of credit for $144 issued in connection with a revenue transaction. This letter of credit will remain outstanding until September 30, 2012.

Purchase Commitments

The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2012 are approximately $5,181 for fiscal 2013, $1,054 for fiscal 2014, $136 for fiscal 2015, $84 for fiscal 2016 and $42 for fiscal 2017, totaling $6,497 for all periods through fiscal 2017. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services.

The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $1,611 in fiscal 2012, $1,295 in fiscal 2011 and $1,290 in fiscal 2010.

Indemnifications

The Company offers a 90-day limited product warranty for its software.

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2012, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions that are both considered reasonably possible of occurring and also would require disclosure under the guidance.

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

As of March 31, 2012 and 2011, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2012 and 2011, there were no shares of preferred stock outstanding.

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

Common Stock

The Company had 44,594 and 43,965 shares of common stock, par value $0.01, outstanding at March 31, 2012 and March 31, 2011, respectively.

As of March 31, 2012, the Company is authorized to repurchase up to a total of $170,000 of its common stock through March 31, 2013 under its share repurchase program. As of March 31, 2012, the Company has repurchased approximately $117,157 under the share repurchase authorization and may repurchase an additional $52,843 of its common stock under the current program through March 31, 2013.

Shares Reserved for Issuance

The Company has reserved 7,769 shares to allow for the exercise of all outstanding options and vesting of restricted stock units at March 31, 2012.

8.	Stock Plans

As of March 31, 2012, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2012, there were 562 options available for future grant under the Plan.

The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of March 31, 2012, approximately 516 shares were available for future issuance under the LTIP.

As of March 31, 2012, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. During fiscal 2012, the Company granted a total of 53 stock options and 28 restricted stock units to members of the Company’s Board of Directors that vest over a one year period. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

The Company estimated the fair value of stock options granted using the Black-Scholes formula. The average expected life was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, the Company anticipates that it will begin incorporating its historical data into the expected term calculation for stock options granted. At this point, the Company will have an additional year of vesting and will be able to demonstrate significant exercise activity to provide a reasonable basis for incorporating historical data into its expected term of future stock option grants. As a result, during fiscal 2013, the Company anticipates that its calculation of expected term will include a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised.

The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. Expected volatility for the fiscal years ended March 31, 2010, 2011 and 2012 was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock from the date of its initial public offering to the respective stock option grant date.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	42% - 47%	40% - 45%	40% - 45%
Weighted average expected volatility	45%	44%	42%
Risk-free interest rates	1.06% - 2.56%	1.18% - 2.93%	0.24% - 3.14%
Expected life (in years)	6.2	6.2	6.3

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2012, 2011 and 2010.

	Year Ended March 31,
	2012	2011	2010
Cost of services revenue	$648	$346	$463
Sales and marketing	9,818	7,040	6,827
Research and development	2,270	1,719	2,030
General and administrative	8,690	6,518	5,592

Stock-based compensation expense	$21,426	$15,623	$14,912

The Company recognized a tax benefit related to stock-based compensation of $7,276 in the year ended March 31, 2012, $5,352 in the year ended March 31, 2011 and $5,135 in the year ended March 31, 2010.

As of March 31, 2012, there was approximately $59,081 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.70 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2009 to March 31, 2012:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	8,779	$9.30
Options granted	743	20.81
Options exercised	(1,246)	8.25
Options forfeited	(183)	14.46
Options expired	(23)	17.01

Outstanding at March 31, 2010	8,070	10.38
Options granted	1,191	27.27
Options exercised	(2,066)	8.30
Options forfeited	(144)	15.62
Options expired	(17)	11.61

Outstanding at March 31, 2011	7,034	13.75
Options granted	1,240	41.74
Options exercised	(1,513)	11.98
Options forfeited	(99)	25.61
Options expired	(6)	8.23

Outstanding at March 31, 2012	6,656	$19.19	6.22	$202,782

Vested or expected to vest at March 31, 2012	6,528	$18.71	6.13	$200,883

Exercisable at March 31, 2012	4,115	$11.45	4.69	$157,155

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The weighted average fair value of stock options granted was $18.77 per share, $12.23 per share, and $9.31 per share during the years ended March 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised was $51,145, $39,119, and $15,795 in the years ended March 31, 2012, 2011 and 2010, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2009	992	$13.44
Granted	329	20.67
Vested	(216)	14.95
Forfeited	(94)	14.67

Non-vested as of March 31, 2010	1,011	15.33
Granted	507	26.96
Vested	(403)	14.44
Forfeited	(105)	17.71

Non-vested as of March 31, 2011	1,010	21.27
Granted	623	42.07
Vested	(439)	19.61
Forfeited	(81)	27.14

Non-vested as of March 31, 2012	1,113	$33.24

The total fair value of the restricted stock units that vested during the years ended March 31, 2012, 2011 and 2010 was $18,579, $10,157 and $4,245, respectively.

The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2012:

Range of Exercise Prices	Options Outstanding March 31, 2012	Weighted-Average		Options Exercisable at March 31, 2012	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price
$ 4.00 - 4.70	1,071	2.62	$4.46	1,071	$4.46
4.80 - 11.12	1,563	4.55	8.57	1,272	7.99
11.37 - 16.99	1,179	5.67	14.85	1,134	14.80
17.19 - 26.83	1,402	8.03	24.66	584	23.56
27.02 - 41.55	1,360	9.36	39.31	54	30.12
43.30 - 53.81	81	9.82	49.76	0	0

$ 4.00 - 53.81	6,656	6.22	$19.19	4,115	$11.45

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

9.	Income Taxes

The components of income before income taxes were as follows:

	Year Ended March 31,
	2012	2011	2010
Domestic	$43,526	$31,553	$29,927
Foreign	6,466	4,762	2,200

	$49,992	$36,315	$32,127

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2012	2011	2010
Current:
Federal	$18,716	$6,311	$3,766
State	2,292	1,781	2,124
Foreign	2,037	(579)	1,361
Deferred:
Federal	(3,196)	2,883	6,348
State	(2,673)	4,501	(91)
Foreign	876	414	214

	$18,052	$15,311	$13,722

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2012, 2011 and 2010 are as follows:

	Year Ended March 31,
	2012	2011	2010
Statutory federal income tax expense rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal income tax effect	2.6	3.9	4.4
Impact of state tax rate change on deferred tax assets	1.0	0.5	(0.5)
Foreign earnings taxed at different rates	1.8	0.5	2.3
Permanent differences	3.0	1.5	2.3
Foreign tax credits	(1.4)	(1.4)	3.5
Research credits	(2.7)	(5.0)	(4.1)
Tax reserves	—	(4.6)	1.9
Change in valuation allowance	(3.2)	11.9	—
Other differences, net	—	(0.1)	(2.1)

Effective income tax expense	36.1%	42.2%	42.7%

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

	March 31,
	2012	2011
Deferred tax assets:
Tax credits	$18,478	$18,239
Stock-based compensation	11,832	10,656
Deferred revenue	4,385	3,438
Net operating losses	1,858	2,625
Depreciation and amortization	1,289	1,255
Allowance for doubtful accounts the other reserves	1,049	961
Accrued expenses	1,107	911

Total deferred tax assets	39,998	38,085
Less: valuation allowance	(1,420)	(4,306)

Net deferred tax assets	$38,578	$33,779

At March 31, 2012, the Company maintained valuation allowances totaling $1,420 against its deferred tax assets. Specifically, the Company has a valuation allowance of $1,343 against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable. In addition, the Company has a valuation allowance of $77 against foreign net operating loss carryforwards in a certain international jurisdiction. In assessing the need for a valuation allowance against its net operating loss carryforwards in such international jurisdiction, the Company considered projected future income as part of its analysis.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $5,277 on March 31, 2012.

Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $16,072 and $7,084 for the years ended March 31, 2012 and 2011, respectively.

At March 31, 2012, the Company has state net operating loss (NOL) carryforwards of approximately $2,074 and NOL carryforwards for foreign tax purposes of approximately $6,973.

At March 31, 2012, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $12,250 and $5,155, respectively. The federal research tax credit carryforwards expire from 2022 through 2032, and the state research tax credit carryforwards expire from 2014 through 2027. At March 31, 2012, the Company has federal Alternative Minimum Tax credit carryforwards of $1,586.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2012. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Balance at March 31, 2009	$4,539
Additions for tax positions related to fiscal 2010	447
Additions for tax positions related to prior years	127
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	116

Balance at March 31, 2010	5,229
Additions for tax positions related to fiscal 2011	512
Additions for tax positions related to prior years	86
Settlements	—
Reductions related to the expiration of statutes of limitations	(1,447)
Foreign currency translation adjustment	101

Balance at March 31, 2011	4,481
Additions for tax positions related to fiscal 2012	582
Additions for tax positions related to prior years	96
Settlements	—
Reductions related to the expiration of statutes of limitations	(390)
Foreign currency translation adjustment	(70)

Balance at March 31, 2012	$4,699

All of the Company’s unrecognized tax benefits at March 31, 2012 of $4,699, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,699 and $4,481 and the related accrued interest and penalties of $784 and $842 in Other Liabilities on the Consolidated Balance Sheet at

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

March 31, 2012 and March 31, 2011, respectively. The Company believes that it is reasonably possible that approximately $404 of its currently remaining unrecognized tax benefits and approximately $201 of related accrued interest and penalties may be realized by the end of the fiscal year ending March 31, 2013 as a result of the lapse of the statute of limitations. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2012, 2011 and 2010, the Company recognized $117, $152 and $138, respectively, of interest and penalties in the Consolidated Statement of Income.

10.	Employee Benefit Plan

The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Starting January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. As a result, total Company contributions during the fiscal year ending March 31, 2012 were $265.

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

Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2012	2011	2010
Revenue:
United States	$248,749	$190,706	$169,343
Other	157,890	124,070	101,682

	$406,639	$314,776	$271,025

No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2012, 2011 and 2010. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2012	2011
Long-lived assets:
United States	$8,131	$4,768
Other	5,346	3,265

	$13,477	$8,033

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

At March 31, 2012 and 2011, the United Kingdom had long-lived assets of $2,872 and $1,072, respectively. No other individual country other than the United States accounts for 10% or more of long-lived assets as of March 31, 2012 and 2011.

12.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2012
Total revenue	$91,527	$97,458	$103,640	$114,014
Gross margin	79,484	84,384	90,030	99,334
Net income	7,039	7,899	7,160	9,842
Net income per common share:
Basic(1)	$0.16	$0.18	$0.16	$0.22
Diluted(1)	$0.15	$0.17	$0.15	$0.21

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2011
Total revenue	$66,300	$75,226	$83,629	$89,621
Gross margin	56,780	65,709	73,475	77,797
Net income	3,498	5,419	7,252	4,835
Net income per common share:
Basic(1)	$0.08	$0.13	$0.17	$0.11
Diluted(1)	$0.08	$0.12	$0.16	$0.10

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, using those criteria, our management concluded that, as of March 31, 2012, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

CommVault Systems, Inc.

We have audited CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 of CommVault Systems, Inc. and our report dated May 15, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

MetroPark, New Jersey

May 15, 2012

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2012. Information with respect to this Item is incorporated herein by reference from our 2012 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.

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

Information with respect to this Item is incorporated herein by reference from our 2012 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference from our 2012 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2012 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans.

The following information is as of March 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	7,769,385	$19.19	1,078,181
Equity compensation plans not approved by security holder	—	—	—

Totals	7,769,385	$19.19	1,078,181(2)

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan.

(2)	On each April 1, the number of shares available for issuance under the 2006 Long-Term Stock Incentive Plan is increased, if applicable, such that the total number of shares available for awards under the 2006 Long-Term Stock Incentive Plan as of any April 1 is equal to 5% of the number of outstanding shares of our common stock on that April 1.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item is incorporated herein by reference from our 2012 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference from our 2012 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.

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

Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:

Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2010, 2011 and 2012.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2010
Allowance for doubtful accounts	$193	$158	$59	$292
Year Ended March 31, 2011
Allowance for doubtful accounts	$292	$(42)	$144	$106
Valuation allowance for deferred taxes	$—	$4,306	$—	$4,306
Year Ended March 31, 2012
Allowance for doubtful accounts	$106	$(2)	$7	$97
Valuation allowance for deferred taxes	$4,306	$(2,886)	$—	$1,420

Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

3.2	Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

3.3	Certification of Designation of Series A Junior Participating Preferred Stock of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2008).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

4.2	Rights Agreement between CommVault Systems, Inc. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated November 14, 2008).

9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.1*	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.2*	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.3*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.4*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.5*	Employment Agreement, dated as of February 1, 2004, between CommVault Systems, Inc. and N. Robert Hammer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.6*	Form of Employment Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.7*	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.8*	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and David West and Ron Miiller (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.9*	Form of Indemnity Agreement between CommVault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

Exhibit No.	Description
10.10	Software License Agreement, dated December 17, 2003, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.11†	Addendum One to the License and Distribution Agreement, dated May 5, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.12†	Addendum Two to the License and Distribution Agreement, dated November 22, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.13†	Addendum Three to the License and Distribution Agreement, dated April 28, 2005, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.14†	Addendum Five to the License and Distribution Agreement, dated June 6, 2006, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.15†	CommVault Systems Amended and Restated Reseller Agreement, effective as of April 6, 2005, between CommVault Systems and Dell Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.16†	Addendum Six to the Software License Agreement, dated August 9, 2007, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).

10.17†	Addendum Seven to the Software License Agreement, dated March 27, 2008, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).

10.18†	Addendum Nine to the Software License Agreement, dated September 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.19†	Addendum Ten to the Software License Agreement, dated October 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.20	Direct Supplier Agreement, dated August 2, 2008, by and between CommVault Systems, Inc. and Dell Products L.P. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.21†	Addendum Eleven to the Software License Agreement, dated April 9, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2009).

10.22†	Addendum Twelve to the Software License Agreement, dated June 23, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

10.23†	Addendum Thirteen to the Software License Agreement, dated July 31, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

Exhibit No.	Description

21.1	List of Subsidiaries of CommVault Systems, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 15, 2012.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2012.

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