Form 10-Q
period 2012-09-30
COMMVAULT SYSTEMS INC
filed 2012-11-01
CIK 1169561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

As of October 24, 2012, there were 45,480,237 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.

FORM 10-Q

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2012	March 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$351,985	$297,088
Short-term investments	1,948	3,146
Trade accounts receivable, less allowance for doubtful accounts of $104 at September 30, 2012 and $97 at March 31, 2012	69,293	67,793
Prepaid expenses and other current assets	11,827	12,606
Deferred tax assets, net	13,643	14,717

Total current assets	448,696	395,350
Deferred tax assets, net	22,142	23,861
Property and equipment, net	10,162	9,137
Other assets	6,994	4,340

Total assets	$487,994	$432,688

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,365	$1,847
Accrued liabilities	42,324	45,888
Deferred revenue	128,629	125,314

Total current liabilities	173,318	173,049
Deferred revenue, less current portion	26,013	22,059
Other liabilities	7,754	7,596

Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2012 and March 31, 2012	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,297 shares and 44,594 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	453	446
Additional paid-in capital	346,966	320,438
Accumulated deficit	(67,115)	(91,139)
Accumulated other comprehensive income	605	239

Total stockholders’ equity	280,909	229,984

Total liabilities and stockholders’ equity	$487,994	$432,688

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software	$59,219	$47,825	$113,454	$91,626
Services	58,943	49,633	115,975	97,359

Total revenues	118,162	97,458	229,429	188,985
Cost of revenues:
Software	644	639	1,322	1,256
Services	14,699	12,435	29,311	23,861

Total cost of revenues	15,343	13,074	30,633	25,117

Gross margin	102,819	84,384	198,796	163,868
Operating expenses:
Sales and marketing	55,700	51,224	112,087	100,982
Research and development	11,431	9,591	22,382	18,862
General and administrative	12,161	9,389	23,251	18,806
Depreciation and amortization	1,174	1,099	2,307	2,124

Income from operations	22,353	13,081	38,769	23,094
Interest expense	—	(27)	—	(53)
Interest income	261	158	497	323

Income before income taxes	22,614	13,212	39,266	23,364
Income tax expense	8,715	5,313	15,242	8,426

Net income	$13,899	$7,899	$24,024	$14,938

Net income per common share:
Basic	$0.31	$0.18	$0.53	$0.34

Diluted	$0.29	$0.17	$0.50	$0.32

Weighted average common shares outstanding:
Basic	45,106	43,942	44,934	44,056

Diluted	47,815	46,875	47,720	47,085

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income	$13,899	$7,899	$24,024	$14,938
Other comprehensive income (loss):
Foreign currency translation adjustment	888	(436)	366	(484)

Comprehensive income	$14,787	$7,463	$24,390	$14,454

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid – In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2012	44,594	$446	$320,438	$(91,139)	$239	$229,984
Stock-based compensation			12,077			12,077
Tax benefits relating to stock-based payments			7,262			7,262
Exercise of common stock options and vesting of restricted stock units	703	7	7,189			7,196
Net income				24,024		24,024
Foreign currency translation adjustment					366	366

Balance as of September 30, 2012	45,297	$453	$346,966	$(67,115)	$605	$280,909

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$24,024	$14,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,361	2,197
Noncash stock-based compensation	12,077	8,815
Excess tax benefits from stock-based compensation	(7,287)	(3,314)
Deferred income taxes	2,816	(153)

Changes in operating assets and liabilities:
Trade accounts receivable	(1,618)	3,675
Prepaid expenses and other current assets	795	(998)
Other assets	(1,704)	(2,532)
Accounts payable	509	537
Accrued liabilities	2,819	5,032
Deferred revenue	7,371	13,266
Other liabilities	180	688

Net cash provided by operating activities	42,343	42,151

Cash flows from investing activities
Purchase of short-term investments	(1,948)	(3,146)
Proceeds from maturity of short-term investments	3,146	1,150
Purchase of property and equipment	(3,354)	(2,897)

Net cash used in investing activities	(2,156)	(4,893)

Cash flows from financing activities
Repurchase of common stock	—	(45,639)
Proceeds from the exercise of stock options	7,196	6,389
Excess tax benefits from stock-based compensation	7,287	3,314

Net cash provided by (used in) financing activities	14,483	(35,936)

Effects of exchange rate — changes in cash	227	(1,748)

Net increase (decrease) in cash and cash equivalents	54,897	(426)
Cash and cash equivalents at beginning of period	297,088	217,170

Cash and cash equivalents at end of period	$351,985	$216,744

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

2. Basis of Presentation

The consolidated financial statements as of September 30, 2012 and for the three and six months ended September 30, 2012 and 2011 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2012. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

3. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2012 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2012. A summary of the Company’s significant accounting policies is disclosed below.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, income taxes and related reserves and stock-based compensation accounting. Actual results could differ from those estimates.

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

The Company’s other professional services include consulting, assessment and design services, installation services and training. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily or weekly rate and are recognized when the services are completed. Training includes courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Training fees are recognized as revenue after the training course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 90 days of entering into an agreement. The Company’s determination of fair value for other professional services has not changed for the periods presented.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income	$13,899	$7,899	$24,024	$14,938

Basic net income per common share:
Basic weighted average shares outstanding	45,106	43,942	44,934	44,056

Basic net income per common share	$0.31	$0.18	$0.53	$0.34

Diluted net income per common share:
Basic weighted average shares outstanding	45,106	43,942	44,934	44,056
Dilutive effect of stock options and restricted stock units	2,709	2,933	2,786	3,029

Diluted weighted average shares outstanding	47,815	46,875	47,720	47,085

Diluted net income per common share	$0.29	$0.17	$0.50	$0.32

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 1,144 and 355 for the three months ended September 30, 2012 and 2011, respectively, and 1,085 and 308 for the six months ended September 30, 2012 and 2011, respectively, because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2012, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 21% of total revenues for both the six months ended September 30, 2012 and 2011. Dell accounted for 21% and 25% of accounts receivable as of September 30, 2012 and March 31, 2012, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 28% and 26% of total revenues for the six months ended September 30, 2012 and 2011, respectively. Arrow accounted for approximately 33% and 30% of total accounts receivable as of September 30, 2012 and March 31, 2012, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of September 30, 2012, the Company’s short-term investments balance consisted of certificates of deposit.

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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Cash and cash equivalents:
Money market funds	$274,291	$232,037

All of the Company’s financial instruments in the table above were classified and measured as Level I instruments.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Deferred Revenue

Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements, as well as billings for other professional services fees that have not yet been performed by the Company and billings for license fees that are deferred due to one of the revenue recognition criteria not being met. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.

Deferred revenue consists of the following:

	September 30, 2012	March 31, 2012
Current:
Deferred software revenue	$1,680	$3,764
Deferred services revenue	126,949	121,550

	$128,629	$125,314

Non-current:
Deferred services revenue	$26,013	$22,059

Accounting for Stock-Based Compensation

The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the six months ended September 30, 2012 and 2011, the Company includes $7,287 and $3,314, respectively, as a financing cash inflow.

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. There were no stock repurchases during the six months ended September 30, 2012.

Foreign Currency Translation

The functional currencies of the Company’s foreign operations are deemed to be the local country’s currency. Assets and liabilities of the Company’s international subsidiaries are translated at their respective period-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in Comprehensive Income and are reflected as a separate component of Stockholders’ Equity through Accumulated Other Comprehensive Income.

Foreign currency transaction gains and losses are recorded in “General and administrative” expenses in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $108 and $42 in the three and six months ended September 30, 2012, respectively, and net foreign currency transaction gains of $43 and $34 in the three and six months ended September 30, 2011, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one to three months. As of September 30, 2012 and March 31, 2012, the Company did not have any forward contracts outstanding. In the three and six months ended September 30, 2012, the Company recorded net realized gains of $103 and net realized losses of $65, respectively, in general and administrative expenses related to the settlement of forward exchange contracts. In the three and six months ended September 30, 2011, the Company recorded net realized gains of $162 and $127, respectively, in general and administrative expenses related to the settlement of forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

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

4. Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2012, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions that are both considered reasonably possible of occurring and also would require disclosure under the guidance.

5. Capitalization

As of September 30, 2012, the Company is authorized to repurchase up to a total of $170,000 of its common stock through March 31, 2013 under its stock repurchase program. During the six months ended September 30, 2012, the Company did not repurchase any of its shares under its stock repurchase program. As of September 30, 2012, the Company has repurchased approximately $117,157 under the stock repurchase authorization and may repurchase an additional $52,843 of its common stock under the current program through March 31, 2013.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

6. Stock Plans

As of September 30, 2012, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At September 30, 2012, there were 571 options available for future grant under the Plan.

The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of September 30, 2012, approximately 2,184 shares were available for future issuance under the LTIP.

As of September 30, 2012, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

The Company estimated the fair value of stock options granted using the Black-Scholes formula. The average expected life for the three and six months ended September 30, 2011 was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, the Company began incorporating its historical data into the expected term calculation for stock options granted. The Company is now able to demonstrate significant stock option exercise activity for options granted subsequent to its initial public offering to provide a reasonable basis for incorporating historical data into its expected term of future stock option grants. As a result, during the three and six months ended September 30, 2012, the Company’s calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on the Company’s historical data. In determining expected life, the Company separates employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock from the date of its initial public offering to the respective stock option grant date. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	None	None	None	None
Expected volatility	46%-48%	42%-44%	45%-48%	42%-44%
Weighted average expected volatility	47%	43%	47%	43%
Risk-free interest rates	0.60%-0.97%	1.23%-1.83%	0.60%-0.97%	1.23%-2.56%
Weighted average expected life (in years)	5.7	6.3	5.5	6.3

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of services revenue	$195	$99	$379	$201
Sales and marketing	2,786	2,166	5,422	4,259
Research and development	638	442	1,262	917
General and administrative	2,530	1,657	5,014	3,438

Stock-based compensation expense	$6,149	$4,364	$12,077	$8,815

As of September 30, 2012, there was approximately $52,045 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.42 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following summarizes the activity by award type for the Company’s two stock incentive plans for the six months ended September 30, 2012:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	6,656	$19.19
Options granted	115	47.73
Options exercised	(549)	13.11
Options forfeited	(94)	31.83
Options expired	(15)	9.93

Outstanding as of September 30, 2012	6,113	$20.10	5.89	$235,702

Vested or expected to vest as of September 30, 2012	6,035	$19.77	5.84	$234,061

Exercisable as of September 30, 2012	3,921	$12.24	4.48	$182,017

The weighted average fair value of stock options granted was $20.12 per option and $20.34 per option during the three and six months ended September 30, 2012, respectively, and $18.00 per option and 17.49 per option during the three and six months ended September 30, 2011, respectively. The total intrinsic value of options exercised was $13,368 and $21,677 as of the three and six months ended September 30, 2012, respectively, and $5,618 and $14,842 as of the three and six months ended September 30, 2011, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Restricted stock unit activity for the six months ended September 30, 2012 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2012	1,113	$33.24
Awarded	87	48.94
Vested	(154)	23.23
Forfeited	(56)	33.82

Non-vested as of September 30, 2012	990	$36.16

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

7. Income Taxes

Income Tax Expense

Income tax expense was $8,715 and $15,242 in the three and six months ended September 30, 2012, respectively with an effective tax rate of 39% in both the three and six months ended September 30, 2012. The effective rate in the three and six months ended September 30, 2012 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions.

The provision for income taxes for the three and six months ended September 30, 2011 was $5,313 and $8,426, respectively, with effective tax rates of 40% and 36%, respectively. The effective rate in the three months ended September 30, 2011 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and foreign tax credits. The effective rate in the six months ended September 30, 2011 is slightly higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and foreign tax credits as well as reversing $1,611 of our valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey.

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

At September 30, 2012, the Company maintained valuation allowances totaling $1,422 against its deferred tax assets. Specifically, the Company has a valuation allowance of $1,343 against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable. In addition, the Company has a valuation allowance of $79 against foreign net operating loss carryforwards in a certain international jurisdiction. In assessing the need for a valuation allowance against its net operating loss carryforwards in such international jurisdiction, the Company considered projected future income as part of its analysis.

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

Balance at March 31, 2012	$4,699
Additions for tax positions related to fiscal 2013	288
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(33)

Balance at September 30, 2012	$4,954

All of the Company’s unrecognized tax benefits at September 30, 2012 of $4,954, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,954 and $4,699 and the related accrued interest and penalties of $829 and $784 in Other Liabilities on the Consolidated Balance Sheet at September 30, 2012 and March 31, 2012, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the six months ended September 30, 2012 and 2011, the Company recognized $59 and $60, respectively, of interest and penalties in the Consolidated Statements of Income. The Company believes that it is reasonably possible that approximately $391 of the currently remaining unrecognized tax benefits and approximately $194 of related accrued interest and penalties may also be realized by the end of the fiscal year ending March 31, 2013 as a result of the lapse of the statute of limitations.

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

The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2012. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2001 – Present
New Jersey	2002 – Present
Foreign jurisdictions	2006 – Present

8. Subsequent Events

On October 25, 2012, the Company’s Board of Directors authorized a $50,000 increase to the Company’s existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2014. As of November 1, 2012, the Company has repurchased $117,157 of common stock out of the $220,000 in total that is now authorized under its stock repurchase program. As a result, the Company may repurchase an additional $102,843 of its common stock through March 31, 2014.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana ® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of September 30, 2012, we had licensed our software applications to approximately 17,100 registered customers.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. Approximately 65% of software license transactions were sold on a capacity basis during the six months ended September 30, 2012, and approximately 61% of software license transactions were sold on a capacity basis during the six months ended September 30, 2011. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license transactions for the foreseeable future.

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

Sources of Revenues

We derive approximately half of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 49% of our total revenues for the six months ended September 30, 2012 and 48% for the six months ended September 30, 2011.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2013, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 56% of our total software revenue in the six ended September 30, 2012 and approximately 54% of our total software revenue for the six months ended September 30, 2011.

Software revenue generated through indirect distribution channels was approximately 88% of total software revenue in the six months ended September 30, 2012 and was approximately 84% of total software revenue in the six months ended September 30, 2011. Software revenue generated through direct distribution channels was approximately 12% of total software revenue in the six months ended September 30, 2012 and was approximately 16% of total software revenue in the six months ended September 30, 2011. The dollar value of software revenue generated through indirect distribution channels increased approximately $23.6 million, or 31%, in the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The dollar value of software revenue generated through direct distribution channels decreased $1.8 million, or 12%, in the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in our international operations in the six months ended September 30, 2012 compared to the six months ended September 30, 2011. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. In the prior year six month period, a significant portion of our enterprise software transactions in the United States were sold through our direct sales channel. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through both of our agreements with Dell accounted for 21% of our total revenues for both the six months ended September 30, 2012 and for the six months ended September 30, 2011.

In May 2011, we announced that we entered into a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana 9 software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. During the six months ended September 30, 2012 and 2011, we did not recognize a material amount of revenue under our original equipment manufacturer agreement with NetApp.

Overall, we have original equipment manufacturer agreements primarily with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is sometimes generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 14% of our total revenues for the six months ended September 30, 2012 and 12% of our total revenues for the six months ended September 30, 2011.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 28% of our total revenues through Arrow in the six months ended September 30, 2012 and approximately 26% in the six months ended September 30, 2011. Avnet’s total revenue contribution was not material in the six months ended September 30, 2012 and 2011. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 51% of our total revenues for the six months ended September 30, 2012 and 52% for the six months ended September 30, 2011.

The gross margin of our services revenue was 74.7% for the six months ended September 30, 2012 and 75.5% for the six months ended September 30, 2011. The decrease in the gross margin of our services revenue in the six months ended September 30, 2012 compared to the six months ended September 30, 2011 was primarily due to higher costs of services associated with the expansion of our worldwide customer support operations. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.8% for six months ended September 30, 2012 and 98.6% for the six months ended September 30, 2011. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 40% of our total revenue for the six months ended September 30, 2012 and approximately 38% of our total revenue for the six months ended September 30, 2011. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2012 period, our total revenues would have been higher by $1.9 million, our cost of sales would have been higher by $0.2 million and our operating expenses would have been higher by $1.4 million from non-U.S. operations for the three months ended September 30, 2012. For the six months ended September 30, 2012, our total revenues would have been higher by $5.1 million, our cost of sales would have been higher by $0.5 million and our operating expenses would have been higher by $3.0 million from non-U.S. operations.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.1 million and less than $0.1 million in the three and six months ended September 30, 2012, respectively, and net foreign currency transaction gains of less than $0.1 million in both the three and six months ended September 30, 2011, respectively.

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

Stock-Based Compensation

As of September 30, 2012, we maintain two stock incentive plans, which are described more fully in Note 6 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

The average expected life for the three and six months ended September 30, 2011 was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, we began incorporating our historical data into the expected term calculation for stock options granted. We are now able to demonstrate significant stock option exercise activity for options granted subsequent to our initial public offering to provide a reasonable basis for incorporating historical data into our expected term of future stock option grants. As a result, during the three and six months ended September 30, 2012, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility was calculated based on a blended approach that included historical volatility of a peer group, the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock from the date of our initial public offering to the respective stock option grant date. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model in the three and six months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	None	None	None	None
Expected volatility	46%-48%	42%-44%	45%-48%	42%-44%
Weighted average expected volatility	47%	43%	47%	43%
Risk-free interest rates	0.60%-0.97%	1.23%-1.83%	0.60%-0.97%	1.23%-2.56%
Weighted average expected life (in years)	5.7	6.3	5.5	6.3

The weighted average fair value of stock options granted was $20.12 per option and $20.34 per option during the three and six months ended September 30, 2012, respectively, and $18.00 per option and $17.49 per option during the three and six months ended September 30, 2011, respectively. In addition, the weighted average fair value of restricted stock units awarded was $47.83 per unit and $48.94 per unit during the three and six months ended September 30, 2012, respectively, and $40.49 per unit and $39.16 per unit during the three and six months ended September 30, 2011.

As of September 30, 2012, there was approximately $52.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.42 years.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2012, we had net deferred tax assets of approximately $35.8 million which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of September 30, 2012, we maintain a valuation allowance against our deferred tax assets totaling $1.4 million. Substantially all of the valuation allowance we have recorded is against certain state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.

As of September 30, 2012, we had unrecognized tax benefits of $5.0 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.8 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.0 million and the related accrued interest and penalties of $0.8 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.4 million of our currently remaining unrecognized tax benefits and approximately $0.2 million of related accrued interest and penalties may also be realized by the end of fiscal 2013 as a result of the lapse of the statute of limitations.

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

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of September 30, 2012. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software	50%	49%	49%	48%
Services	50	51	51	52

Total revenues	100%	100%	100%	100%

Cost of revenues: Software	1%	1%	1%	1%
Services	12	13	13	13

Total cost of revenues	13%	13%	13%	13%

Gross margin	87%	87%	87%	87%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenues

Total revenues increased $20.7 million, or 21%, from $97.5 million in the three months ended September 30, 2011 to $118.2 million in the three months ended September 30, 2012.

Software Revenue. Software revenue increased $11.4 million, or 24%, from $47.8 million in the three months ended September 30, 2011 to $59.2 million in the three months ended September 30, 2012. Software revenue represented 50% of our total revenues in the three months ended September 30, 2012 compared to 49% of total revenues in the three months ended September 30, 2011.

The increase in software revenue is primarily due to higher software revenue derived from our U.S. operations, which increased 30% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. In addition, software revenue from our international operations increased 14% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The growth in software revenue in our international locations is primarily due to increases in Australia, Latin America, Canada and Europe as we expand our international operations.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 56% of our software revenue in the three months ended September 30, 2012 and approximately 55% of our software revenue in the three months ended September 30, 2011. As a result, enterprise software transactions increased by $6.9 million, or 26%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase was primarily driven by a 19% increase in the average dollar amount of enterprise deals as well as a 6% increase in the total number of such transactions. The average dollar amount of such transactions was approximately $247,000 in the three months ended September 30, 2012 and approximately $208,000 in the three months ended September 30, 2011. Software revenue derived from transactions less than $0.1 million increased $4.5 million, or 21%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $10.4 million, or 25%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and software revenue through our direct sales force increased $1.0 million, or 17%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. The increase in the dollar value of the software revenue through our direct sales channel is due to a higher dollar value of enterprise software transactions in the United States in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenues” section.

Services Revenue. Services revenue increased $9.3 million, or 19%, from $49.6 million in the three months ended September 30, 2011 to $58.9 million in the three months ended September 30, 2012. Services revenue represented 50% of our total revenues in the three months ended September 30, 2012 compared to 51% in the three months ended September 30, 2011. The increase in services revenue is primarily due to an $8.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $2.3 million, or 17%, from $13.1 million in the three months ended September 30, 2011 to $15.3 million in the three months ended September 30, 2012. Total cost of revenues represented 13% of our total revenues in both the three months ended September 30, 2012 and the three months ended September 30, 2011.

Cost of Software Revenue. Cost of software revenue remained flat at $0.6 million in both the three months ended September 30, 2011 and the three months ended September 30, 2012. Cost of software revenue represented 1% of our total software revenue in both the three months ended September 30, 2012 and the three months ended September 30, 2011.

Cost of Services Revenue. Cost of services revenue increased $2.3 million, or 18%, from $12.4 million in the three months ended September 30, 2011 to $14.7 million in the three months ended September 30, 2012. Cost of services revenue represented 25% of our services revenue in both the three months ended September 30, 2012 and the three months ended September 30, 2011. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $1.0 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $1.0 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $4.5 million, or 9%, from $51.2 million in the three months ended September 30, 2011 to $55.7 million in the three months ended September 30, 2012. The increase is primarily due to a $2.7 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $0.7 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products and a $0.6 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues decreased to 47% in the three months ended September 30, 2012 from 53% in the three months ended September 30, 2011.

Research and Development. Research and development expenses increased $1.8 million, or 19%, from $9.6 million in the three months ended September 30, 2011 to $11.4 million in the three months ended September 30, 2012. The increase is primarily due to a $1.3 million increase in salary and related expenses resulting from the expansion of our engineering group, a $0.2 million increase in legal expenses and a $0.2 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in both the three months ended September 30, 2012 and the three months ended September 30, 2011. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $2.8 million, or 30%, from $9.4 million in the three months ended September 30, 2011 to $12.2 million in the three months ended September 30, 2012. This increase is primarily due to a $0.9 million increase in stock-based compensation expenses and a $0.7 million increase in legal expense. The increase in general and administrative expenses also includes a $0.6 million increase in employee and related compensation due to higher headcount and higher fiscal 2013 bonus expense as well as an increase in net foreign currency transaction losses of $0.2 million. General and administrative expenses in the three months ended September 30, 2012 includes approximately $0.1 million of net foreign currency transaction losses compared to approximately $0.1 million of net foreign currency transaction gains recognized in general and administrative expenses in the three months ended September 30, 2011. General and administrative expenses as a percentage of total revenues was 10% in both the three months ended September 30, 2012 and the three months ended September 30, 2011.

Depreciation and Amortization. Depreciation expense increased by $0.1 million, or 7%, from $1.1 million in the three months ended September 30, 2011 to $1.2 million in the three months ended September 30, 2012. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $8.7 million in the three months ended September 30, 2012 compared to $5.3 million in the three months ended September 30, 2011. The effective tax rate in the three months ended September 30, 2012 was 39% as compared to 40% in the three months ended September 30, 2011. The effective rates in the three months ended September 30, 2012 and September 30, 2011 were higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions.

Six months ended September 30, 2012 compared to six months ended September 30, 2011

Revenues

Total revenues increased $40.4 million, or 21%, from $189.0 million in the six months ended September 30, 2011 to $229.4 million in the six months ended September 30, 2012.

Software Revenue. Software revenue increased $21.8 million, or 24%, from $91.6 million in the six months ended September 30, 2011 to $113.5 million in the six months ended September 30, 2012. Software revenue represented 49% of our total revenues in the six months ended September 30, 2012 compared to 48% of total revenues in the six months ended September 30, 2011.

The increase in software revenue was primarily due to higher software revenue derived from enterprise software transactions (transactions greater than $0.1 million), which increased by $14.2 million or 29%, in the six months ended September 30, 2012 compared to the six months ended September 30, 2011. As a result, enterprise software transactions represented approximately 56% of our software revenue in the six months ended September 30, 2012 and approximately 54% of our software revenue in the six months ended September 30, 2011. This increase was primarily driven by a 14% increase in the average dollar amount of enterprise deals as well as a 13% increase in the total number of such transactions. The average dollar amount of such transactions was approximately $265,000 in the six months ended September 30, 2012 and approximately $233,000 in the six months ended September 30, 2011. Software revenue derived from transactions less than $0.1 million increased $7.6 million, or 18%, in the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

Software revenue derived from our international operations increased 33% in the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The growth in software revenue in our international locations is primarily due to increases in Europe, Australia, Canada and Latin America as we expand our international operations. In addition, software revenue from our U.S. operations increased 18% in the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $23.6 million, or 31%, in the six months ended September 30, 2012 compared to the six months ended September 30, 2011, and software revenue through our direct sales force decreased $1.8 million, or 12%, in the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in our international operations in the six months ended September 30, 2012 compared to the six months ended September 30, 2011. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. In the prior year six month period, a significant portion of our enterprise software transactions in the United States were sold through our direct sales channel. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.

Services Revenue. Services revenue increased $18.6 million, or 19%, from $97.4 million in the six months ended September 30, 2011 to $116.0 million in the six months ended September 30, 2012. Services revenue represented 51% of our total revenues in the six months ended September 30, 2012 compared to 52% in the six months ended September 30, 2011. The increase in services revenue is primarily due to a $15.8 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $5.5 million, or 22%, from $25.1 million in the six months ended September 30, 2011 to $30.6 million in the six months ended September 30, 2012. Total cost of revenues represented 13% of our total revenues in both the six months ended September 30, 2012 and the six months ended September 30, 2011.

Cost of Software Revenue. Cost of software revenue remained relatively flat at $1.3 million in both the six months ended September 30, 2012 and the six months ended September 30, 2011. Cost of software revenue represented 1% of our total software revenue in both the six months ended September 30, 2012 and the six months ended September 30, 2011.

Cost of Services Revenue. Cost of services revenue increased $5.5 million, or 23%, from $23.9 million in the six months ended September 30, 2011 to $29.3 million in the six months ended September 30, 2012. Cost of services revenue represented 25% of our services revenue in both the six months ended September 30, 2012 the six months ended September 30, 2011. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $2.4 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $1.8 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $11.1 million, or 11%, from $101.0 million in the six months ended September 30, 2011 to $112.1 million in the six months ended September 30, 2012. The increase is primarily due to a $5.9 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year and a $1.9 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products. The increase in sales and marketing expenses also includes a $1.5 million increase related to our worldwide sales kick-off event held during the first quarter of fiscal 2013 and a $1.2 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues decreased to 49% in the six months ended September 30, 2012 from 53% in the six months ended September 30, 2011.

Research and Development. Research and development expenses increased $3.5 million, or 19%, from $18.9 million in the six months ended September 30, 2011 to $22.4 million in the six months ended September 30, 2012. The increase is primarily due to a $2.2 million increase in salary and related expenses resulting from the expansion of our engineering group, a $0.5 million increase in legal expenses and a $0.3 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in both the six months ended September 30, 2012 and the six months ended September 30, 2011. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $4.4 million, or 24%, from $18.8 million in the six months ended September 30, 2011 to $23.3 million in the six months ended September 30, 2012. This increase is primarily due to a $1.7 million increase in employee and related compensation due to higher headcount and higher fiscal 2013 bonus expense. The increase in general and administrative expenses also includes a $1.6 million increase in stock-based compensation expenses and a $0.6 million increase in legal expenses. General and administrative expenses as a percentage of total revenues was 10% in both the six months ended September 30, 2012 and the six months ended September 30, 2011.

Depreciation and Amortization. Depreciation expense increased by $0.2 million, or 9%, from $2.1 million in the six months ended September 30, 2011 to $2.3 million in the six months ended September 30, 2012. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $15.2 million in the six months ended September 30, 2012 compared to $8.4 million in the six months ended September 30, 2011. The effective tax rate in the six months ended September 30, 2012 was 39% as compared to 36% in the six months ended September 30, 2011. The effective rate in the six months ended September 30, 2012 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions. The effective rate in the six months ended September 30, 2011 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and foreign tax credits as well as reversing $1.6 million of our valuation allowance against certain state research tax credits due to the passage of state laws in New Jersey.

Liquidity and Capital Resources

As of September 30, 2012, our cash and cash equivalents balance of $352.0 million primarily consisted of money market funds. In addition, we have approximately $1.9 million of short-term investments invested in certificates of deposit at September 30, 2012. In recent fiscal years, our principal sources of liquidity have been cash provided by operations.

As of September 30, 2012, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $69.4 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

As of September 30, 2012, we are authorized to repurchase up to a total of $170.0 million of our common stock through March 31, 2013 under our stock repurchase program. On October 25, 2012, our Board of Directors authorized a $50.0 million increase to our existing stock repurchase program and extended the expiration of the stock repurchase plan to March 31, 2014. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the three months ended September 30, 2012, we did not repurchase any shares of our common stock under our stock repurchase plan. As of September 30, 2012, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we may repurchase an additional $102.8 million of our common stock through March 31, 2014.

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

Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2012	2011
Cash provided by operating activities	$42,343	$42,151
Net cash used in investing activities	(2,156)	(4,893)
Net cash provided by (used in) financing activities	14,483	(35,936)
Effects of exchange rate-changes in cash	227	(1,748)

Net increase (decrease) in cash and cash equivalents	$54,897	$(426)

Net cash provided by operating activities was $42.3 million in the six months ended September 30, 2012 and $42.2 million in the six months ended September 30, 2011. In the six months ended September 30, 2012, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base. In the six months ended September 30, 2011, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges, decreases in accounts receivable as a result of strong collection efforts and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base.

Net cash used in investing activities was $2.2 million in the six months ended September 30, 2012 and $4.9 million in the six months ended September 30, 2011. In the six months ended September 30, 2012, cash used in investing activities was due to the purchase of property and equipment of $3.4 million as we continue to invest in and enhance our global infrastructure, partially offset by the net maturity of short-term investments of $1.2 million. In the six months ended September 30, 2011, cash used in investing activities was due to the purchase of property and equipment of $2.9 million as we continue to invest in and enhance our global infrastructure and the net purchase of short-term investments of $2.0 million. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash provided by financing activities was $14.5 million in the six months ended September 30, 2012. Net cash used in financing activities was $35.9 million in the six months ended September 30, 2011. The cash provided by financing activities in the six months ended September 30, 2012 was due to $7.3 million of excess tax benefits recognized as a result of the stock option exercises and $7.2 million of proceeds from the exercise of stock options. The net cash used in financing activities in the six months ended September 30, 2011 was due to $45.6 million used to repurchase shares of our common stock under our repurchase program, offset by $6.4 million of proceeds from the exercise of stock options and $3.3 million of excess tax benefits recognized as a result of the stock option exercises.

Working capital increased $53.1 million from $222.3 million as of March 31, 2012 to $275.4 million as of September 30, 2012. The increase in working capital is primarily due to a $53.7 million increase in cash and short-term investments and a $3.6 million decrease in accrued liabilities. These increases were partially offset by a $3.3 million increase in deferred revenue. The increase in cash and short-term investments is primarily due to net income generated during the period, cash received from the collection of account receivables and cash received from the exercise of stock options. The decrease in accrued liabilities is primarily due to the pay-out of fiscal 2012 year-end commissions and bonuses. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2012, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 40% of our sales were outside the United States in the six months ended September 30, 2012 and 39% in fiscal 2012. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of $0.1 million and less than $0.1 million in the three and six months ended September 30, 2012, respectively, and foreign currency transaction gains of less than $0.1 million in both the three and six months ended September 30, 2011. The net foreign currency transaction gains (losses) recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of September 30, 2012 and March 31, 2012, we did not have any forward contracts outstanding. We recorded net realized gains (losses) in general and administrative expenses related to the settlement of forward exchange contracts of approximately $0.1 and $(0.1) million in the three and six months ending September 30, 2012, respectively, and net realized gains of approximately $0.2 million and $0.1 million in the three and six months ending September 30, 2011, respectively. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the six months ended September 30, 2012. As of September 30, 2012, we have repurchased $117.2 million of common stock out of the $170.0 million in total that was authorized under our stock repurchase program. On October 25, 2012, our Board of Directors authorized a $50.0 million increase to our existing share repurchase program and extended the expiration of the stock repurchase program to March 31, 2014. As a result, we may repurchase an additional $102.8 million of our common stock through March 31, 2014.

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

CommVault Systems, Inc.

Dated: November 1, 2012	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President, and Chief Executive Officer

Dated: November 1, 2012	By:	/s/ Brian Carolan
Brian Carolan
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document