Form 10-Q
period 2012-12-31
COMMVAULT SYSTEMS INC
filed 2013-02-01
CIK 1169561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2012

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

Yes  ☐    No  ☑

As of January 23, 2013, there were 46,158,204 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.

FORM 10-Q

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	March 31,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$395,298	$297,088
Short-term investments	1,948	3,146
Trade accounts receivable, less allowance for doubtful accounts of $105 at December 31, 2012 and $97 at March 31, 2012	71,415	67,793
Prepaid expenses and other current assets	15,260	12,606
Deferred tax assets, net	13,921	14,717

Total current assets	497,842	395,350

Deferred tax assets, net	22,546	23,861
Property and equipment, net	11,151	9,137
Other assets	6,875	4,340

Total assets	$538,414	$432,688

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,692	$1,847
Accrued liabilities	46,537	45,888
Deferred revenue	134,884	125,314

Total current liabilities	184,113	173,049

Deferred revenue, less current portion	26,737	22,059
Other liabilities	7,899	7,596

Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2012 and March 31, 2012	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,055 shares and 44,594 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	461	446
Additional paid-in capital	373,718	320,438
Accumulated deficit	(54,915)	(91,139)
Accumulated other comprehensive income	401	239

Total stockholders’ equity	319,665	229,984

Total liabilities and stockholders’ equity	$538,414	$432,688

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Software	$65,909	$51,421	$179,363	$143,047
Services	62,238	52,219	178,213	149,578

Total revenues	128,147	103,640	357,576	292,625

Cost of revenues:
Software	776	795	2,098	2,051
Services	15,687	12,815	44,998	36,676

Total cost of revenues	16,463	13,610	47,096	38,727

Gross margin	111,684	90,030	310,480	253,898

Operating expenses:
Sales and marketing	64,547	56,142	176,634	157,124
Research and development	12,367	10,087	34,749	28,949
General and administrative	13,317	10,361	36,568	29,167
Depreciation and amortization	1,226	1,120	3,533	3,244

Income from operations	20,227	12,320	58,996	35,414
Interest expense	—	(4)	—	(57)
Interest income	299	190	796	513

Income before income taxes	20,526	12,506	59,792	35,870
Income tax expense	8,326	5,346	23,568	13,772

Net income	$12,200	$7,160	$36,224	$22,098

Net income per common share:
Basic	$0.27	$0.16	$0.80	$0.50

Diluted	$0.25	$0.15	$0.75	$0.47

Weighted average common shares outstanding:
Basic	45,738	43,834	45,203	43,981

Diluted	48,564	46,791	47,999	47,003

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income	$12,200	$7,160	$36,224	$22,098

Other comprehensive income (loss):
Foreign currency translation adjustment	(204)	(196)	162	(680)

Comprehensive income	$11,996	$6,964	$36,386	$21,418

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid – In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of March 31, 2012	44,594	$446	$320,438	$(91,139)	$239	$229,984
Stock-based compensation			21,061			21,061
Tax benefits relating to stock-based payments			18,157			18,157
Exercise of common stock options and vesting of restricted stock units	1,461	15	14,062			14,077
Net income				36,224		36,224
Foreign currency translation adjustment					162	162

Balance as of December 31, 2012	46,055	$461	$373,718	$(54,915)	$401	$319,665

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$36,224	$22,098
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	3,605	3,349
Noncash stock-based compensation	21,061	15,044
Excess tax benefits from stock-based compensation	(18,114)	(7,026)
Deferred income taxes	2,113	(365)

Changes in operating assets and liabilities:
Trade accounts receivable	(3,435)	7,720
Prepaid expenses and other current assets	(2,648)	(1,811)
Other assets	(1,593)	(3,195)
Accounts payable	835	1,197
Accrued liabilities	17,511	11,423
Deferred revenue	13,950	20,227
Other liabilities	293	1,222

Net cash provided by operating activities	69,802	69,883

Cash flows from investing activities
Purchase of short-term investments	(1,948)	(3,146)
Proceeds from maturity of short-term investments	3,146	1,150
Purchase of property and equipment	(5,606)	(4,417)

Net cash used in investing activities	(4,408)	(6,413)

Cash flows from financing activities
Repurchase of common stock	—	(45,639)
Proceeds from the exercise of stock options	14,077	14,014
Excess tax benefits from stock-based compensation	18,114	7,026

Net cash provided by (used in) financing activities	32,191	(24,599)
Effects of exchange rate — changes in cash	625	(2,035)

Net increase in cash and cash equivalents	98,210	36,836
Cash and cash equivalents at beginning of period	297,088	217,170

Cash and cash equivalents at end of period	$395,298	$254,006

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

2. Basis of Presentation

The consolidated financial statements as of December 31, 2012 and for the three and nine months ended December 31, 2012 and 2011 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2012. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

3. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2012 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2012. A summary of the Company’s significant accounting policies is disclosed below.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income	$12,200	$7,160	$36,224	$22,098

Basic net income per common share:
Basic weighted average shares outstanding	45,738	43,834	45,203	43,981

Basic net income per common share	$0.27	$0.16	$0.80	$0.50

Diluted net income per common share:
Basic weighted average shares outstanding	45,738	43,834	45,203	43,981
Dilutive effect of stock options and restricted stock units	2,826	2,957	2,796	3,022

Diluted weighted average shares outstanding	48,564	46,791	47,999	47,003

Diluted net income per common share	$0.25	$0.15	$0.75	$0.47

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 894 and 1,038 for the three months ended December 31, 2012 and 2011, respectively, and 507 and 478 for the nine months ended December 31, 2012 and 2011, respectively, because the effect would have been anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2012, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 20% and 22% of total revenues for the nine months ended December 31, 2012 and 2011. Dell accounted for 21% and 25% of accounts receivable as of December 31, 2012 and March 31, 2012, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 28% and 27% of total revenues for the nine months ended December 31, 2012 and 2011, respectively. Arrow accounted for approximately 33% and 30% of total accounts receivable as of December 31, 2012 and March 31, 2012, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of December 31, 2012, the Company’s short-term investments balance consisted of certificates of deposit.

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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Cash and cash equivalents:
Money market funds	$308,632	$232,037

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Deferred revenue consists of the following:

	December 31, 2012	March 31, 2012
Current:
Deferred software revenue	$3,134	$3,764
Deferred services revenue	131,750	121,550

	$134,884	$125,314

Non-current:
Deferred services revenue	$26,737	$22,059

Accounting for Stock-Based Compensation

The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the nine months ended December 31, 2012 and 2011, the Company includes $18,114 and $7,026, respectively, as a financing cash inflow.

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. There were no stock repurchases during the nine months ended December 31, 2012.

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

Foreign currency transaction gains and losses are recorded in “General and administrative” expenses in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $88 and $130 in the three and nine months ended December 31, 2012, respectively, and net foreign currency transaction gains (losses) of $(23) and $12 in the three and nine months ended December 31, 2011, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.

To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one to three months. As of December 31, 2012 and March 31, 2012, the Company did not have any forward contracts outstanding. In the three and nine months ended December 31, 2012, the Company recorded net realized losses of $98 and $163, respectively, in general and administrative expenses related to the settlement of forward exchange contracts. In the three and nine months ended December 31, 2011, the Company recorded net realized losses of $137 and $10, respectively, in general and administrative expenses related to the settlement of forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

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

4. Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of December 31, 2012, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions that are both considered reasonably possible of occurring and also would require disclosure under the guidance.

5. Capitalization

As of December 31, 2012, the Company is authorized to repurchase up to a total of $220,000 of its common stock through March 31, 2014 under its stock repurchase program. During the nine months ended December 31, 2012, the Company did not repurchase any of its shares under its stock repurchase program. As of December 31, 2012, the Company has repurchased approximately $117,157 under the stock repurchase authorization and may repurchase an additional $102,843 of its common stock under the current program through March 31, 2014.

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

6. Stock Plans

As of December 31, 2012, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At December 31, 2012, there were 571 options available for future grant under the Plan.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of December 31, 2012, approximately 821 shares were available for future issuance under the LTIP.

As of December 31, 2012, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

The Company estimated the fair value of stock options granted using the Black-Scholes formula. The average expected life for the three and nine months ended December 31, 2011 was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, the Company began incorporating its historical data into the expected term calculation for stock options granted. The Company is now able to demonstrate significant stock option exercise activity for options granted subsequent to its initial public offering to provide a reasonable basis for incorporating historical data into its expected term of future stock option grants. As a result, during the three and nine months ended December 31, 2012, the Company’s calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on the Company’s historical data. In determining expected life, the Company separates employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility through September 30, 2012 was calculated based on a blended approach that included the historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock. Effective October 1, 2012, the Company excluded the historical volatility of a peer group in its expected volatility calculation due to the fact that the Company’s common stock has been publicly traded for a period that approximates its weighted average expected term. As a result, expected volatility for the three months ended December 31, 2012 was calculated based on a blended approach that included the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock.

The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Dividend yield	None	None	None	None
Expected volatility	47%-50%	45%-47%	45%-50%	42%-47%
Weighted average expected volatility	47%	45%	47%	45%
Risk-free interest rates	0.63%-1.09%	1.12%-1.42%	0.60%-1.09%	1.12%-2.56%
Weighted average expected life (in years)	6.4	6.2	6.3	6.2

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2012 and 2011.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of services revenue	$280	$134	$659	$335
Sales and marketing	4,169	2,867	9,591	7,126
Research and development	852	644	2,114	1,561
General and administrative	3,683	2,584	8,697	6,022

Stock-based compensation expense	$8,984	$6,229	$21,061	$15,044

As of December 31, 2012, there was approximately $90,489 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.74 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The following summarizes the activity by award type for the Company’s two stock incentive plans for the nine months ended December 31, 2012:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	6,656	$19.19
Options granted	1,023	55.58
Options exercised	(1,115)	12.63
Options forfeited	(108)	33.11
Options expired	(15)	9.93

Outstanding as of December 31, 2012	6,441	$25.89	6.41	$281,906

Vested or expected to vest as of December 31, 2012	6,334	$25.29	6.33	$279,413

Exercisable as of December 31, 2012	3,802	$14.81	4.82	$208,571

The weighted average fair value of stock options granted was $26.29 per option and $25.62 per option during the three and nine months ended December 31, 2012, respectively, and $18.74 per option and $18.57 per option during the three and nine months ended December 31, 2011, respectively. The total intrinsic value of options exercised was $29,239 and $50,916 as of the three and nine months ended December 31, 2012, respectively, and $21,326 and $36,168 as of the three and nine months ended December 31, 2011, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Restricted stock unit activity for the nine months ended December 31, 2012 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2012	1,113	$33.24
Awarded	571	55.62
Vested	(346)	29.61
Forfeited	(71)	34.99

Non-vested as of December 31, 2012	1,267	$44.28

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

7. Income Taxes

Income Tax Expense

Income tax expense was $8,326 and $23,568 in the three and nine months ended December 31, 2012, respectively, with effective tax rates of 41% and 39%, respectively. The effective rates in the three and nine months ended December 31, 2012 are higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions.

The provision for income taxes for the three and nine months ended December 31, 2011 was $5,346 and $13,772, respectively, with effective tax rates of 43% and 38%, respectively. The effective rate in the three months ended December 31, 2011 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research tax credits and domestic production activities deductions. The effective rate in the nine months ended December 31, 2011 is slightly higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and domestic production activities deductions as well as reversing $1,611 of our valuation allowance against New Jersey state research tax credits due to the passage of state laws.

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

At December 31, 2012, the Company maintained valuation allowances totaling $1,425 against its deferred tax assets. Specifically, the Company has a valuation allowance of $1,343 against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable. In addition, the Company has a valuation allowance of $82 against foreign net operating loss carryforwards in a certain international jurisdiction. In assessing the need for a valuation allowance against its net operating loss carryforwards in such international jurisdiction, the Company considered projected future income as part of its analysis.

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

Balance at March 31, 2012	$4,699
Additions for tax positions related to fiscal 2013	419
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(5)

Balance at December 31, 2012	$5,113

All of the Company’s unrecognized tax benefits at December 31, 2012 of $5,113, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $5,113 and $4,699 and the related accrued interest and penalties of $872 and $784 in Other Liabilities on the Consolidated Balance Sheet at December 31, 2012 and March 31, 2012, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the nine months ended December 31, 2012 and 2011, the Company recognized $90 and $89, respectively, of interest and penalties in the Consolidated Statements of Income. The Company does not believe that any of its unrecognized tax benefits or related accrued interest and penalties will be realized by the end of the fiscal year ending March 31, 2013.

Other Tax Items

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company’s U.S. Federal income tax return for the fiscal year ended March 31, 2011 is currently under audit by the U.S. Internal Revenue Service. In addition, the Company’s German subsidiary’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2010 are currently under audit by the German tax authorities.

The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2012. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2001 - Present
New Jersey	2002 – Present
Foreign jurisdictions	2006 – Present

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

8. Subsequent Events

On January 1, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 (the “ACT”), which was signed into law on January 2, 2013. Among other provisions, the ACT reenacted the research and development credit, which had previously expired on December 31, 2011. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of 2013 calendar year. We expect to record a benefit in the fourth quarter ending March 31, 2013 for the current and prior fiscal year impact as a decrease in the annual effective tax rate of approximately 2.5% to 3.0%.

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana ® brand. Our Simpana software is a platform with licensable modules that work together seamlessly, sharing a single code and common function set, to deliver Backup and Recovery, Archive, Replication, Search and Resource Management capabilities. With a single platform approach, Simpana is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our products and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of highly effective services that are delivered by our worldwide support and field operations. As of December 31, 2012, we had licensed our software applications to approximately 17,700 registered customers.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. Approximately 68% of software license revenue was sold on a capacity basis during the nine months ended December 31, 2012 and approximately 62% of software license revenue was sold on a capacity basis during the nine months ended December 31, 2011. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the foreseeable future.

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

Sources of Revenues

We derive approximately half of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 50% of our total revenues for the nine months ended December 31, 2012 and 49% for the nine months ended December 31, 2011.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2013, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 57% of our total software revenue in the nine months ended December 31, 2012 and approximately 51% of our total software revenue for the nine months ended December 31, 2011.

Software revenue generated through indirect distribution channels was approximately 87% of total software revenue in the nine months ended December 31, 2012 and was approximately 85% of total software revenue in the nine months ended December 31, 2011. Software revenue generated through direct distribution channels was approximately 13% of total software revenue in the nine months ended December 31, 2012 and was approximately 15% of total software revenue in the nine months ended December 31, 2011. The dollar value of software revenue generated through indirect distribution channels increased approximately $35.5 million, or 29%, in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The dollar value of software revenue generated through direct distribution channels increased $0.8 million, or 3%, in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in both our United States and international operations in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through both of our agreements with Dell accounted for 20% of our total revenues for the nine months ended December 31, 2012 and 22% of our total revenues for the nine months ended December 31, 2011.

In May 2011, we announced that we entered into a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana 9 software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. During the nine months ended December 31, 2012 and 2011, we did not recognize a material amount of revenue under our original equipment manufacturer agreement with NetApp.

Overall, we have original equipment manufacturer agreements primarily with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is sometimes generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 14% of our total revenues for the nine months ended December 31, 2012 and 13% of our total revenues for the nine months ended December 31, 2011.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 28% of our total revenues through Arrow in the nine months ended December 31, 2012 and approximately 27% in the nine months ended December 31, 2011. Avnet’s total revenue contribution was not material in the nine months ended December 31, 2012 and 2011. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 50% of our total revenues for the nine months ended December 31, 2012 and 51% for the nine months ended December 31, 2011.

The gross margin of our services revenue was 74.8% for the nine months ended December 31, 2012 and 75.5% for the nine months ended December 31, 2011. The decrease in the gross margin of our services revenue in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 was primarily due to higher costs of services associated with the expansion of our worldwide customer support operations. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.8% for nine months ended December 31, 2012 and 98.6% for the nine months ended December 31, 2011. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 40% of our total revenue for the nine months ended December 31, 2012 and approximately 39% of our total revenue for the nine months ended December 31, 2011. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2012 period, our total revenues, cost of sales, and operating expenses would have been lower by $0.5 million, $0.1 million, and $0.2 million, respectively, from non-U.S. operations for the three months ended December 31, 2012. For the nine months ended December 31, 2012, our total revenues, cost of sales, and operating expenses would have been higher by $4.6 million, $0.4 million, and $2.8 million, respectively, from non-U.S. operations.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.1 million in both the three and nine months ended December 31, 2012, and net foreign currency transaction gains (losses) of less than $(0.1) and $0.1 million in the three and nine months ended December 31, 2011, respectively.

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

Stock-Based Compensation

As of December 31, 2012, we maintain two stock incentive plans, which are described more fully in Note 6 of our “Notes to Consolidated Financial Statements”. We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

The average expected life for the three and nine months ended December 31, 2011 was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, we began incorporating our historical data into the expected term calculation for stock options granted. We are now able to demonstrate significant stock option exercise activity for options granted subsequent to our initial public offering to provide a reasonable basis for incorporating historical data into our expected term of future stock option grants. As a result, during the three and nine months ended December 31, 2012, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility through September 30, 2012 was calculated based on a blended approach that included the historical volatility of a peer group, the implied volatility of the our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock. Effective October 1, 2012, we excluded the historical volatility of a peer group in our expected volatility calculation due to the fact that our common stock has now been publicly traded for a period that approximates our weighted average expected term. As a result, expected volatility for the three months ended December 31, 2012 was calculated based on a blended approach that included the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock.

The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Dividend yield	None	None	None	None
Expected volatility	47%-50%	45%-47%	45%-50%	42%-47%
Weighted average expected volatility	47%	45%	47%	45%
Risk-free interest rates	0.63%-1.09%	1.12%-1.42%	0.60%-1.09%	1.12%-2.56%
Weighted average expected life (in years)	6.4	6.2	6.3	6.2

The weighted average fair value of stock options granted was $26.29 per option and $25.62 per option during the three and nine months ended December 31, 2012, respectively, and $18.74 per option and $18.57 per option during the three and nine months ended December 31, 2011, respectively. In addition, the weighted average fair value of restricted stock units awarded was $56.82 per unit and $55.62 per unit during the three and nine months ended December 31, 2012, respectively, and $41.83 per unit and $41.25 per unit during the three and nine months ended December 31, 2011, respectively.

As of December 31, 2012, there was approximately $90.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.74 years.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2012, we had net deferred tax assets of approximately $36.5 million which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2012, we maintain a valuation allowance against our deferred tax assets totaling $1.4 million. Substantially all of the valuation allowance we have recorded is against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.

As of December 31, 2012, we had unrecognized tax benefits of $5.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.9 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $5.1 million and the related accrued interest and penalties of $0.9 million are included in Other Liabilities on the Consolidated Balance Sheet. We do not believe that any of our unrecognized tax benefits or related accrued interest and penalties will be realized by the end of fiscal 2013.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. Our U.S. Federal income tax return for fiscal 2011 is currently under audit by the U.S. Internal Revenue Service. In addition, our German subsidiary’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2010 are currently under audit by the German tax authorities.

The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of December 31, 2012. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Software	51%	50%	50%	49%
Services	49	50	50	51

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%	1%
Services	12	12	13	13

Total cost of revenues	13%	13%	13%	13%

Gross margin	87%	87%	87%	87%

Three months ended December 31, 2012 compared to three months ended December 31, 2011

Revenues

Total revenues increased $24.5 million, or 24%, from $103.6 million in the three months ended December 31, 2011 to $128.1 million in the three months ended December 31, 2012.

Software Revenue. Software revenue increased $14.5 million, or 28%, from $51.4 million in the three months ended December 31, 2011 to $65.9 million in the three months ended December 31, 2012. Software revenue represented 51% of our total revenues in the three months ended December 31, 2012 compared to 50% of total revenues in the three months ended December 31, 2011.

The increase in software revenue was primarily due to higher software revenue derived from enterprise software transactions (transactions greater than $0.1 million), which increased by $14.4 million, or 59%, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. As a result, enterprise software transactions represented approximately 58% of our software revenue in the three months ended December 31, 2012 and approximately 47% of our software revenue in the three months ended December 31, 2011. This increase was primarily driven by a 64% increase in the total number of such transactions. The average dollar amount of such transactions was approximately $260,000 in the three months ended December 31, 2012 and approximately $269,000 in the three months ended December 31, 2011. Software revenue derived from transactions less than $0.1 million increased $0.1 million, or 1%, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Software revenue derived from our international operations increased 39% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The growth in software revenue in our international locations is primarily due to increases in Europe, Australia, Canada and Latin America as we expand our international operations. In addition, software revenue from our U.S operations increased 21% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $11.9 million, or 26%, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, and software revenue through our direct sales force increased $2.6 million, or 40%, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase in software revenue generated through our indirect distribution channel is primarily due to the increase in software revenue from our international operations. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. The increase in the dollar value of the software revenue through our direct sales channel is due to certain enterprise software transactions in the United States. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenues” section.

Services Revenue. Services revenue increased $10.0 million, or 19%, from $52.2 million in the three months ended December 31, 2011 to $62.2 million in the three months ended December 31, 2012. Services revenue represented 49% of our total revenues in the three months ended December 31, 2012 compared to 50% in the three months ended December 31, 2011. The increase in services revenue is primarily due to an $8.9 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $2.9 million, or 21%, from $13.6 million in the three months ended December 31, 2011 to $16.5 million in the three months ended December 31, 2012. Total cost of revenues represented 13% of our total revenues in both the three months ended December 31, 2012 and the three months ended December 31, 2011.

Cost of Software Revenue. Cost of software revenue remained flat at $0.8 million in both the three months ended December 31, 2012 and the three months ended December 31, 2011. Cost of software revenue represented 1% of our total software revenue in the three months ended December 31, 2012 and 2% of our total software revenue in the three months ended December 31, 2011.

Cost of Services Revenue. Cost of services revenue increased $2.9 million, or 22%, from $12.8 million in the three months ended December 31, 2011 to $15.7 million in the three months ended December 31, 2012. Cost of services revenue represented 25% of our services revenue in both the three months ended December 31, 2012 and the three months ended December 31, 2011. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $1.6 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $0.5 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $8.4 million, or 15%, from $56.1 million in the three months ended December 31, 2011 to $64.5 million in the three months ended December 31, 2012. The increase is primarily due to a $5.3 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $1.3 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues decreased to 50% in the three months ended December 31, 2012 from 54% in the three months ended December 31, 2011.

Research and Development. Research and development expenses increased $2.3 million, or 23%, from $10.1 million in the three months ended December 31, 2011 to $12.4 million in the three months ended December 31, 2012. The increase is primarily due to a $1.6 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.2 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in both the three months ended December 31, 2012 and the three months ended December 31, 2011. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $3.0 million, or 29%, from $10.4 million in the three months ended December 31, 2011 to $13.3 million in the three months ended December 31, 2012. This increase is primarily due to a $1.1 million increase in stock-based compensation expenses and a $0.8 million increase in employee and related compensation due to higher headcount and higher fiscal 2013 bonus expense. The increase in general and administrative expenses also includes $0.6 million increase in settlement reserves. General and administrative expenses as a percentage of total revenues was 10% in both the three months ended December 31, 2012 and the three months ended December 31, 2011.

Depreciation and Amortization. Depreciation expense increased by $0.1 million, or 9%, from $1.1 million in the three months ended December 31, 2011 to $1.2 million in the three months ended December 31, 2012. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $8.3 million in the three months ended December 31, 2012 compared to $5.3 million in the three months ended December 31, 2011. The effective tax rate in the three months ended December 31, 2012 was 41% as compared to 43% in the three months ended December 31, 2011. The effective rates in the three months ended December 31, 2012 were higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions. The effective rate in the three months ended December 31, 2011 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research tax credits and domestic production activities deductions.

Nine months ended December 31, 2012 compared to nine months ended December 31, 2011

Revenues

Total revenues increased $65.0 million, or 22%, from $292.6 million in the nine months ended December 31, 2011 to $357.6 million in the nine months ended December 31, 2012.

Software Revenue. Software revenue increased $36.3 million, or 25%, from $143.0 million in the nine months ended December 31, 2011 to $179.4 million in the nine months ended December 31, 2012. Software revenue represented 50% of our total revenues in the nine months ended December 31, 2012 compared to 49% of total revenues in the nine months ended December 31, 2011.

The increase in software revenue was primarily due to higher software revenue derived from enterprise software transactions (transactions greater than $0.1 million), which increased by $28.5 million or 39%, in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. As a result, enterprise software transactions represented approximately 57% of our software revenue in the nine months ended December 31, 2012 and approximately 51% of our software revenue in the nine months ended December 31, 2011. This increase was primarily driven by an 8% increase in the average dollar amount of enterprise deals as well as a 29% increase in the total number of such transactions. The average dollar amount of such transactions was approximately $263,000 in the nine months ended December 31, 2012 and approximately $244,000 in the nine months ended December 31, 2011. Software revenue derived from transactions less than $0.1 million increased $7.8 million, or 11%, in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

Software revenue derived from our international operations increased 35% in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The growth in software revenue in our international locations is primarily due to increases in Europe, Australia, Canada and Latin America as we expand our international operations. In addition, software revenue from our U.S. operations increased 19% in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $35.5 million, or 29%, in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011, and software revenue through our direct sales force increased $0.8 million, or 3%, in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in both our United States and international operations in the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. In addition, software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.

Services Revenue. Services revenue increased $28.6 million, or 19%, from $149.6 million in the nine months ended December 31, 2011 to $178.2 million in the nine months ended December 31, 2012. Services revenue represented 50% of our total revenues in the nine months ended December 31, 2012 compared to 51% in the nine months ended December 31, 2011. The increase in services revenue is primarily due to a $24.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $8.4 million, or 22%, from $38.7 million in the nine months ended December 31, 2011 to $47.1 million in the nine months ended December 31, 2012. Total cost of revenues represented 13% of our total revenues in both the nine months ended December 31, 2012 and the nine months ended December 31, 2011.

Cost of Software Revenue. Cost of software revenue remained relatively flat at $2.1 million in both the nine months ended December 31, 2012 and the nine months ended December 31, 2011. Cost of software revenue represented 1% of our total software revenue in both the nine months ended December 31, 2012 and the nine months ended December 31, 2011.

Cost of Services Revenue. Cost of services revenue increased $8.3 million, or 23%, from $36.7 million in the nine months ended December 31, 2011 to $45.0 million in the nine months ended December 31, 2012. Cost of services revenue represented 25% of our services revenue in both the nine months ended December 31, 2012 and the nine months ended December 31, 2011. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $3.9 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $2.3 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $19.5 million, or 12%, from $157.1 million in the nine months ended December 31, 2011 to $176.6 million in the nine months ended December 31, 2012. The increase is primarily due to a $11.2 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year and a $2.5 million increase in stock-based compensation. The increase in sales and marketing expenses also includes a $2.0 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products and $1.5 million increase related to our worldwide sales kick-off event held during the first quarter of fiscal 2013. Sales and marketing expenses as a percentage of total revenues decreased to 49% in the nine months ended December 31, 2012 from 54% in the nine months ended December 31, 2011.

Research and Development. Research and development expenses increased $5.8 million, or 20%, from $28.9 million in the nine months ended December 31, 2011 to $34.7 million in the nine months ended December 31, 2012. The increase is primarily due to a $3.8 million increase in salary and related expenses resulting from the expansion of our engineering group, a $0.6 million increase in legal expenses and a $0.6 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in both the nine months ended December 31, 2012 and the nine months ended December 31, 2011. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $7.4 million, or 25%, from $29.2 million in the nine months ended December 31, 2011 to $36.6 million in the nine months ended December 31, 2012. This increase is primarily due to a $2.7 million increase in stock-based compensation expenses and a $2.5 million increase in employee and related compensation due to higher headcount and higher fiscal 2013 bonus expense. The increase is also due to a $1.2 million increase in settlement reserves. General and administrative expenses as a percentage of total revenues was 10% in both the nine months ended December 31, 2012 and the nine months ended December 31, 2011.

Depreciation and Amortization. Depreciation expense increased by $0.3 million, or 9%, from $3.2 million in the nine months ended December 31, 2011 to $3.5 million in the nine months ended December 31, 2012. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $23.6 million in the nine months ended December 31, 2012 compared to $13.8 million in the nine months ended December 31, 2011. The effective tax rate in the nine months ended December 31, 2012 was 39% as compared to 38% in the nine months ended December 31, 2011. The effective rate in the nine months ended December 31, 2012 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions. The effective rate in the nine months ended December 31, 2011 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and foreign tax credits as well as reversing $1.6 million of our valuation allowance against New Jersey state research tax credits due to the passage of state laws.

Liquidity and Capital Resources

As of December 31, 2012, our cash and cash equivalents balance of $395.3 million primarily consisted of money market funds. In addition, we have approximately $1.9 million of short-term investments invested in certificates of deposit at December 31, 2012. In recent fiscal years, our principal sources of liquidity have been cash provided by operations.

As of December 31, 2012, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $77.9 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

On October 25, 2012, our Board of Directors authorized a $50.0 million increase to our existing stock repurchase program and extended the expiration of the stock repurchase plan to March 31, 2014. As of result, we are currently authorized to repurchase up to a total of $220.0 million of our common stock through March 31, 2014. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the three and nine months ended December 31, 2012, we did not repurchase any shares of our common stock under our stock repurchase plan. As of December 31, 2012, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we may repurchase an additional $102.8 million of our common stock through March 31, 2014.

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

On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize over approximately the next 2 years. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $125 million to $135 million. We expect to fund this capital expenditure from our existing cash and cash equivalent balances and our cash generated from operations.

Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2012	2011
Cash provided by operating activities	$69,802	$69,883
Net cash used in investing activities	(4,408)	(6,413)
Net cash provided by (used in) financing activities	32,191	(24,599)
Effects of exchange rate-changes in cash	625	(2,035)

Net increase in cash and cash equivalents	$98,210	$36,836

Net cash provided by operating activities was $69.8 million in the nine months ended December 31, 2012 and $69.9 million in the nine months ended December 31, 2011. In the nine months ended December 31, 2012, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivables. In the nine months ended December 31, 2011, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges, a decrease in accounts receivable, an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base and an increase in accrued liabilities.

Net cash used in investing activities was $4.4 million in the nine months ended December 31, 2012 and $6.4 million in the nine months ended December 31, 2011. In the nine months ended December 31, 2012, cash used in investing activities was due to the purchase of property and equipment of $5.6 million as we continue to invest in and enhance our global infrastructure, partially offset by the net maturity of short-term investments of $1.2 million. In the nine months ended December 31, 2011, cash used in investing activities was due to the purchase of property and equipment of $4.4 million as we continue to invest in and enhance our global infrastructure as well as the net purchases of short-term investments of $2.0 million.

Net cash provided by financing activities was $32.2 million in the nine months ended December 31, 2012. Net cash used in financing activities was $24.6 million in the nine months ended December 31, 2011. The cash provided by financing activities in the nine months ended December 31, 2012 was due to $18.1 million of excess tax benefits recognized as a result of the stock option exercises and $14.1 million of proceeds from the exercise of stock options. The net cash used in financing activities in the nine months ended December 31, 2011 was due $45.6 million used to repurchase shares of our common stock under our repurchase program, partially offset by $14.0 million of proceeds from the exercise of stock options and $7.0 million of excess tax benefits recognized as a result of the stock option exercises.

Working capital increased $91.4 million from $222.3 million as of March 31, 2012 to $313.7 million as of December 31, 2012. The increase in working capital is primarily due to a $97.0 million increase in cash and short-term investments. These increases were partially offset by a $9.6 million increase in deferred revenue. The increase in cash and short-term investments is primarily due to net income generated during the period and cash received from the exercise of stock options. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base.

We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures (including our planned new corporate campus headquarters) and potential stock repurchases for at least the next 12 months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2012, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 40% of our sales were outside the United States in the nine months ended December 31, 2012 and 39% in fiscal 2012. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of $0.1 million in both the three and nine months ended December 31, 2012, and foreign currency transaction gains (losses) of less than $(0.1) million and less than $0.1 million in the three and nine months ended December 31, 2011, respectively. The net foreign currency transaction gains (losses) recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of December 31, 2012 and March 31, 2012, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses related to the settlement of forward exchange contracts of $0.1 million and $0.2 million in the three and nine months ending December 31, 2012, respectively, and net realized losses of $0.1 million and less than $0.1 million in the three and nine months ending December 31, 2011, respectively. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the nine months ended December 31, 2012. As of December 31, 2012, we have repurchased $117.2 million of common stock out of the $220.0 million in total that was authorized under our stock repurchase program. As a result, we may repurchase an additional $102.8 million of our common stock through March  31, 2014.

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

CommVault Systems, Inc.

Dated: February 1, 2013	By: /s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated: February 1, 2013	By: /s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document