Form 10-K
period 2013-03-31
COMMVAULT SYSTEMS INC
filed 2013-05-14
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of September 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $2.5 billion.

As of April 29, 2013, there were 46,480,599 shares of the registrant’s common stock ($0.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2013. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.

FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2013

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

Company Overview

CommVault is a leading provider of data and information management software applications and related services. CommVault was incorporated in 1996 as a Delaware corporation. We develop, market and sell data and information management software applications under the Simpana® Software brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, Search and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Simpana software provides our customers with:

•	High-performance data protection, including backup and recovery;

•	Data migration and archiving;

•	Snapshot management and replication of data;

•	Integrated source, and target data deduplication;

•	eDiscovery and compliance solutions;

•	Self-service access;

•	A secure virtual repository using Simpana ContentStore;

•	Enterprise-wide search capabilities;

•	Protection, recovery and discovery of data in virtual server environments; and

•	Robust built-in analytics and troubleshooting tools.

Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.

Simpana software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle, and through sharing and better utilization of storage resources across the enterprise. Simpana can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.

Simpana software is built upon an innovative single platform architecture that consists of:

•	Policy engine that enables customers to set rules to automate the management of data;

•	Data movement engine that transports data using network communication protocols;

•	Catalog engine that contains a global database describing the nature of all data, such as the users, applications and storage with which it is associated;

•	Index engine that systematically identifies and organizes all data, users and devices accessible to our software modules; and

•	Media management engine that controls, catalogs and moves data to the most efficient tier of storage including disk, tape, optical and cloud storage devices.

We refer to this single, unified code base underlying each of our Simpana applications as our Common Platform. Each data and information management module within our Simpana platform is designed to be best-in-class and is fully integrated into our Common Platform. Our single platform is unique and differentiates us from our competitors, some of whom address market needs by offering multiple and disparate point products. We believe that the disparate and point product approach forces users to install and maintain separate products requiring their own infrastructure, training, maintenance and management which can result in a complex and costly environment for customers who are looking for a single solution that will improve operations, minimize risk and reduce overall costs.

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners primarily include Dell, Inc. (“Dell”), Hitachi Data Systems and NetApp. As of March 31, 2013, we had licensed our data and information management software to approximately 18,200 registered customers.

CommVault’s executive management team has led the growth of our business, including the development and release of all our software, since its introduction as Galaxy backup and recovery in February 2000. Under the guidance of our management team, we have sustained technical leadership with the introduction of new data and information management applications, and have garnered numerous industry awards and recognition for our innovative solutions.

Certain financial information with respect to geographic segments is contained in Note 10 to our consolidated financial statements set forth in Item 8.

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

Industry Background

The driving force behind the growth of the data and information management software industry is the rapid growth of data, coupled with the need to reliably protect and quickly access that data, while maintaining the ability to effectively manage the emerging regulations around compliance and e-discovery.

Data is widely considered to be one of an organization’s most valued assets. The increasing reliance on critical enterprise software applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools is resulting in the rapid growth of data across all enterprises. New government regulations, such as those issued under the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (HIPAA), Government Paper Elimination Act (GPEA), Homeland Security, the Patriot Act, Freedom of Information Act (FOIA) and the Basel Committee on Banking Supervision (Basel II), as well as company policies requiring data preservation, are expanding the proportion of data that must be archived and easily accessible for future use. In addition, ensuring the security, availability and integrity of the data has become a critical task as regulatory compliance and corporate governance objectives affecting many organizations mandate the creation of multiple copies of data with longer and more complex retention requirements.

In addition to rapid data growth, data storage has transitioned from being server-attached to becoming widely distributed across local and global networked storage systems. Data previously stored on primary disk and backed up on tape is increasingly being backed up, managed and stored on a broader array of storage tiers ranging from high-cost, high-performance disk systems, to lower-cost mid-range and low-end disk systems, to tape libraries and emerging cloud storage services. This transition has been driven by the growth of data, the pervasive use of distributed critical enterprise software applications, the decrease in disk cost, and the demand for 24/7 business continuity.

The recent innovations in storage and networking technologies, coupled with the rapid growth of data, have caused information technology managers to redesign their data and storage infrastructures to deliver greater efficiency, broaden access to data and reduce costs. The result has been the wide adoption of virtualized environments with larger and more complex networked data and storage solutions. We also believe cloud computing, in its various forms, represents a long term industry trend in the way that applications are delivered, data is stored and information is retrieved.

The rapid growth of data and the need to securely protect, manage and access this data is driving substantial opportunities for managed service providers (MSPs) to help organizations deploy and manage solutions that deliver data management capabilities. The result is reduced long-term management costs with increased offerings to customers, which we believe represents a long-term industry trend in the way that services are offered.

We believe that these trends are increasing the demand for software applications that can simplify data and information management, provide secure and reliable access to all data across a broad spectrum of tiered storage and computing systems and seamlessly scale to accommodate growth, while reducing the total cost of ownership to the customer.

Our Software

We provide our customers with a single, scalable platform of data and information management software modules that are fully integrated into our Common Platform. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single, browser-based interface from the data center, to laptops, remote offices and the cloud. We provide our customers with high-performance data protection, including backup and recovery; data migration and archiving; snapshot management and replication of data; integrated source and target data deduplication; e-discovery and compliance solutions; self-service access; a secure virtual repository using Simpana ContentStore; enterprise-wide search capabilities; protection, recovery and discovery of data in virtual server environments; and robust built-in analytics and troubleshooting tools.

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

•

Single Software Platform Delivering Applications Built Upon a Common Platform and Sealable Code Base.    All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data and information management applications in our Simpana software delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our single platform or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.

•

Global Scalability and Seamless Centralized Data and Information Management.    Our software is highly scalable, enabling our customers to keep pace with the growth of data and technologies deployed in their enterprises. We use the same underlying software architecture for large global enterprise, small and medium sized business and government agency deployments. We offer a centralized, browser-based management console from which policies automatically move data according to users’ needs for data access, availability and cost objectives. With Simpana software, our customers can automate the discovery, management and monitoring of enterprise-wide storage resources and applications.

•

Streamlined Data Management.    Our software enables customers to converge processes for backup, archive and reporting from a single data collection. By reading and/or moving data only once and consolidating policies into a single console, redundant processes are eliminated to speed operations, reduce storage costs and simplify management. Redundant operations that affect resources and administration are eliminated. With a single pass, the frequency in which massive amounts of file data that have to be managed are reduced. As a result, our software can scan, collect and transfer data in one operation to help solve the challenges associated with today’s era of massive volumes of data, commonly referred to as “Big Data” and unstructured data growth.

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

•

Integrated Source and Target Data Deduplication.    Our software brings a universal approach to deduplication by integrating and embedding deduplication throughout a customer’s data infrastructure: from clients to disk to tape, across all data types, sources and platforms, and across all backup and archive data sets and storage tiers, including VMware and Microsoft Hyper-V virtualized environments. Our unique and flexible data and information management architecture ensures that deduplication capabilities scale with an organization’s enterprise data growth with minimal footprint.

•

Cloud Computing.    Our software provides seamless integration with certain trusted cloud storage providers and extends the singular data and information management capabilities of our Simpana software platform to the cloud. The combination of key partner offerings and Simpana software reduces the complexity of moving and managing data in the cloud while also easing top business concerns regarding security, reliability and robust performance. Our integrated cloud storage connector enables customers to move on-premises backup and archive data into, and out of, private and public cloud storage.

•

Reporting Analytics.    Our software has robust, built-in reporting analytics to enable infrastructure cost planning, insight into operations and simplified compliance audits. Managed from a single console, Simpana software eliminates the need for disparate, third-party reporting tools. With integrated reporting and analytic views of data infrastructure, users can centrally manage and report on operations across multiple instances and across geographically distributed environments, while reclaiming unused capacity and making informed choices on archiving rules and storage policies.

•

Workflow Automation.    Our software delivers advanced workflow and automation capabilities designed to deliver streamlined management and optimized resource utilization. Our software contains an extensive catalog of pre-built workflows or users can create their own custom workflows using an intuitive graphical user interface. Using these advanced tools, administrators can automate business tasks.

•	State-of-the-Art Customer Support Services. We offer 24/7 global technical support. Our support operations center at our Oceanport, New Jersey headquarters is complemented by local support resources,

including centers in Europe, Australia and China. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage networking infrastructures. Our customer support process leverages the expertise of product development, field and customer support engineers and integrated software call-home functionality. In addition, we incorporate into our software many self-diagnostic and troubleshooting capabilities and provide automated web-based support capabilities to our customers. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and updated and enhanced our trouble ticket management system.

•

Superior Professional Services.    We are committed to providing high-value, superior professional services to our customers. Our Global Professional Services group provides complete business solutions that complement our software sales and improve the overall user experience. Our end-to-end services include consulting, implementation, post-deployment and education services. These services help our customers improve the protection, disaster recovery, availability, security and regulatory compliance of their global data assets while minimizing the overall cost, risk and complexity of their data infrastructures.

•

Lower Total Cost of Ownership.    Software solutions built on our common architecture enable our customers to realize compelling total cost of ownership benefits, including reduced capital costs, operating expenses and support costs.

•

ContentStore.    As the back-end repository for all Simpana-managed information, ContentStore is a hardware-agnostic, secure, virtual repository where all backup and archive data is maintained. The intelligent index provides global awareness for data so users can quickly find what they need, when they need it. ContentStore eliminates inefficient data silos that waste resources and infrastructure by consolidating managed data and automating retention and tiering according to user defined policies.

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

Simpana Software Modules

Simpana software is one product that contains licensable modules — all built on a single unified code base and platform — to protect, manage and access data and information. Within the platform, tightly integrated, powerful software features deliver functionality throughout physical and virtual environments to help protect and recover data, manage costs and complexity and gain better insight into information. The following table summarizes the modules of our Simpana software:

Simpana Software Application Modules	Functionality
Backup and Recovery	High-performance backup and restoration of enterprise data for file systems, applications, databases and virtual machine systems
Archive	Integrated data archiving solution that optimizes data tiering and improves information governance Enterprise-wide storage optimization for email and files reducing space on primary storage
Replication	Protection of critical applications and data with snapshots and real-time replication
Search	Web browser allows search, sort, select and retrieval of corporate files and information from online, archive, and backup data copies
Analyze	Robust, built-in reporting and insights capability allows for centralized management and reporting on operations across multiple environments

Backup and Recovery

The Simpana Backup and Recovery application module delivers reliable data protection, multiple recovery options and sophisticated data retention capabilities for both enterprise protection as well as small- and medium-sized business protection. Our Backup and Recovery module is designed for fast, easy deployment within an existing infrastructure, capable of extending backup to the edge of an enterprise, including laptops and desktops. Simpana Backup and Recovery allows users to easily browse and find data, and then recover it reliably, rapidly and efficiently. Compatible with a wide variety of applications and platforms, our Backup and Recovery module provides easy-to-use data protection and retention that supports corporate and federal policies.

We believe that our Backup and Recovery application is the foundation of a modern data management solution that allows enterprises to better manage information assets and recover data. Our Simpana Backup and Recovery application module has been optimized to protect data and information assets wherever they reside: in physical, virtual, and cloud environments.

Archive

The Simpana Archive application is an integrated data archiving solution that optimizes data tiering and improves information governance. With built-in tiered storage and multi-platform support including Microsoft Exchange servers, IBM Lotus systems, and Microsoft SharePoint data, comprehensive archive management is simplified. Archiving network attached storage (NAS), e-mail and file system data reclaims space on primary storage, reduces the amount of data to be backed up and allows enterprises to keep more copies of its data to meet recovery time objectives and recovery point objectives. Archived data is retained for compliance and eDiscovery purposes while maintaining transparent end-user access. The benefits of our Archive application include the ability to: reclaim primary storage, manage data retention and address information governance needs; provide visibility with non-intrusive data collection from physical and virtual environments with integrated storage resource management; enforce retention and disposition policies to meet policy requirements and reduce risk; enable a proactive and legally defensible information management strategy from a common interface; allow seamless migration of archived data into public or private clouds.

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

Analyze

The Simpana Analyze application module delivers robust, built-in reporting analytics that enables infrastructure cost planning, provide insight into operations and simplify compliance audits. Simpana software provides unique software with deep operational reporting integrated into both archive and backup operations. Our Analyze solution is fully integrated into backup and archive operations and delivers intuitive reporting and predictive capabilities across an enterprise. This solution provides enterprises with the ability to analyze and view physical and virtual storage utilizations and maximize their usage; make informed decisions on how best to deploy an application in a virtualized environment; identify stale data and make informed decisions on archiving rules and storage policies; leverage file-level analytics for physical and virtual environments; reclaim physical and virtual storage capacities using integrated archiving actions within reports; and produce chargeback reports based on physical and virtual machine capacities.

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

•

Global Operations.    Our global customer support headquarters is located at our state-of-the-art technical support center in Oceanport, NJ. We also have established key support operations in Reading, United Kingdom; Sydney, Australia; and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.

•

Enhanced Support Options.    We offer several enhanced customer support services such as Business Critical Support (BCS) and Remote Operations Management Service (ROMS). Our BCS service is for customers with critical support needs and builds on our 24/7 real-time support deliverables and includes various levels of enhanced services to ensure dedicated support and customized reporting. BCS adds a specialized team of Technical Support Engineers (TSE), an assigned Support Account Manager (SAM) and innovative tools to achieve our customers’ mission. Our ROMS services provide an innovative web-based integrated support automation system that provides customers with overnight, weekend and holiday monitoring. Through a user-friendly, intuitive web dashboard, users can access and track real-time alert, trend and storage usage reports anytime, anywhere.

We also provide a wide range of other professional services that include:

•

Consulting Services.    Our consulting services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment. We offer services such as data management maturity assessment; architecture design; disaster recovery readiness and policy design; cloud infrastructure design; data classification and archive policy design; records management and eDiscovery design; virtual data protection design; snapshot management design and wellness assessment.

•

Implementation and Post-deployment Services.    Our professional services team helps customers efficiently configure, install and deploy our Simpana suite based on specified business objectives. We offer services such as architecture implementation; disaster recovery readiness and policy implementation; cloud infrastructure implementation; data classification and archive policy implementation; virtual data protection implementation; snapshot management implementation and legacy archive migration. In addition, our residency services offer customers staff-augmentation options to assist with the rapid expert deployment of the Simpana software suite.

•

Education Services.    We provide global onsite training, offsite training and self-paced online alternatives for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials.

Strategic Relationships

An important element of CommVault’s strategy is to establish relationships with third parties that assist us in developing, marketing, selling and implementing our software and services. We believe that strategic and technology-based relationships with industry leaders are fundamental to our success. We have forged numerous relationships with software application and hardware vendors to enhance our combined capabilities and to create the optimal combination of data and information management applications. This approach enhances our ability to expand our product offerings and customer base and to enter new markets. We have established the following types of strategic relationships:

Technology Alliance.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Bull, Citrix, Fujitsu, HP, Microsoft, Oracle, SAP and VMware. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.

Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2013, we had approximately 603 reseller partners and systems integrators that have distributed our software worldwide.

In order to broaden our market coverage, we work closely with our Global Original Equipment Manufacturer (OEM) Partners, investing significant time and resources to deliver unique, joint solutions incorporating Simpana software. These partners team with our technical, engineering, marketing and sales forces on helping to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data and information management needs. Our alliance managers work directly with Global OEM Partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions. We have original equipment manufacturer distribution agreements primarily with Dell, Hitachi Data Systems and NetApp. Under these agreements, the original equipment manufacturers sell, market and support our software applications and services independently and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer agreements do not contain any minimum purchase or sale commitments. In addition to our original equipment manufacturer agreement with Dell, we also have a corporate reseller agreement with the Dell Software and Peripherals division. Additional disclosures related to Dell are contained in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Sources of Revenue section.

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

Service Providers.    We work with many service providers to ensure that customer data is protected, managed and stored securely while delivering rapid self-service access by leveraging the modern data management capabilities in the single-platform Simpana software to deliver backup, archive, disaster recovery and eDiscovery services. Our significant premier partners include Bluelock, Cerner, IlliniCloud, KIO Networks, Peak 10, Presilient, Rackspace, Tenzing, Terremark and Ubistor.

Customers

We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2013, we had licensed our software applications to approximately 18,200 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.

Sales through our reseller agreement and original equipment manufacturer agreement with Dell accounted for approximately 20% of our total revenues for fiscal 2013 and 22% for fiscal 2012. Dell is an original equipment manufacturer and a reseller that purchases software from us for resale to its customers, but is not the end-user of our software. Sales generated through our distribution agreement with Arrow accounted for approximately 29% of our total revenue in fiscal 2013 and 26% in fiscal 2012. Revenue from sales to the U.S. Federal Government accounted for less than 10% of our total revenues in both fiscal 2013 and fiscal 2012.

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

•	One CommServe

•	One or more MediaAgents

•	One or more iDataAgents

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

Sales and Marketing

We sell our Simpana data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2013, we had 521 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.

We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and for sales lead generation. Our marketing efforts include active participation at trade shows, technical conferences and technology seminars; advertising; content development and distribution; public relations; social media; industry analyst relations; publication of technical and educational articles in industry journals; sales training; and preparation of competitive analyses. In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2013, we had 396 employees in our research and development group, of which 142 are located in our Hyderabad and Bangalore development centers in India. In April 2012, we opened a new product development center in Bangalore, India, which increased our existing presence in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $47.4 million on research and development activities in fiscal 2013, $39.9 million in fiscal 2012 and $37.0 million in fiscal 2011.

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

•	EMC

•	IBM

•	Symantec

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

Our unique product architecture is one of the primary reasons why we compete so successfully. Whereas other competitive solutions in the market are based on multiple, disparate products, our modular offering is based on a single, unified, underlying code base resulting in favorable efficiencies in functionality, integration, scalability and support. Our focused approach to data and information management and our ability to respond to customer feedback also drives the functionality and features of our products, which we believe lead the industry in terms of performance and usability, as evidenced by numerous industry awards we have received in the past 12 months such as the 2012 Silver Rising Star Award from the Global Technology Distribution Council (GTDC) in recognition of exceptional U.S. sales growth over the past year through distribution partners and Midsize Enterprise Summit East 2012 XCellence Awards in the category of “Best Midmarket Solution, Software.”

From a customer perspective, highly integrated products such as ours, which are based on a single, unified, underlying code base, are easier and less expensive to deploy, operate and manage. This flexibility, in turn, makes it significantly easier to scale our products over a customer’s entire IT environment. Supporting and enhancing our products is made more efficient due to this single, unified, underlying code base, unlike our competitors who are required to support and enhance multiple, disparate products, most of which are based on differing underlying software codes. Supporting multiple, disparate products places larger demands on our competitors’ internal human and operational capital. We believe that Simpana software, because of its unique architecture, creates a compelling functional, integration, scalability and support advantage. We continue to expand our worldwide sales infrastructure and increase our distribution throughout the Americas, Europe, Middle East/Africa, Australia and Asia to meet the needs of our business.

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

As of March 31, 2013, we had 225 issued patents and 209 pending patent applications in the United States, as well as 74 issued patents in foreign countries and 64 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.

Despite our efforts to protect our trade secrets and proprietary rights through patents and license and confidentiality agreements, unauthorized parties may still attempt to copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be negatively impacted.

We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We also currently resell certain other software from Microsoft, including Windows Pre-installation Environment software, used in conjunction with our software applications, pursuant to an agreement with Microsoft that expires May 31, 2014. We have entered into and expect to enter into agreements with additional third parties to license their technology for use with our software applications.

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

In the United States, we own federal registrations for or have common law trademark rights in the following marks: CommVault, “CV” Logo & CommVault, the “CV” logo, CommVault Systems, Solving Forward, SIM, Singular Information Management, Simpana, Simpana (logo), CommVault Galaxy, CommVault Edge Unified Data Management, QiNetix, Quick Recovery, QR, CommNet, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, IntelliSnap, Simpana OnePass, Recovery Director, CommServe, CommCell, ROMS, Distinctly Data and CommValue. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.

Employees

As of March 31, 2013, we had 1,740 employees worldwide, including 521 in sales and marketing, 396 in research and development, 161 in general and administration and 662 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table presents information with respect to our executive officers as of May 15, 2013:

Name	Age	Position
N. Robert Hammer	71	Chairman, President and Chief Executive Officer
Alan G. Bunte	59	Executive Vice President, Chief Operating Officer
Brian Carolan	42	Vice President, Chief Financial Officer
Louis F. Miceli	63	Senior Vice President, Finance
Ron Miiller	46	Senior Vice President of Worldwide Sales
David West	47	Senior Vice President, Marketing and Business Development

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

Brian Carolan has served as our Vice President, Finance and Chief Financial Officer since October 2012. Prior to his current role, Mr. Carolan served as our Vice President, Finance and Chief Accounting Officer from July 2006 until September 2012. He also held the position of Controller from February 2001 until June 2006. Prior to joining our company, Mr. Carolan was with Ernst & Young LLP in its Technology, Communications and Entertainment audit practice from 1993 until January 2001. Mr. Carolan obtained his bachelor’s degree in accounting from Villanova University, his master’s degree in business administration from New York University and is a certified public accountant in the State of New Jersey.

Louis F. Miceli has served as our Senior Vice President, Finance since October 2012. Prior to his current role, Mr. Miceli served as our Senior Vice President, Finance and Chief Financial Officer from April 2011 to October 2012 and our Vice President and Chief Financial Officer from April 1997 to March 2011. Mr. Miceli has over 30 years of experience in various finance capacities for several high-technology companies. Prior to joining our company, Mr. Miceli served as chief financial officer of University Hospital, part of the University of Medicine and Dentistry of New Jersey (UMDNJ), from 1994 until 1997 and as the corporate controller of UMDNJ from 1992 until 1994. Prior to joining UMDNJ, Mr. Miceli served as the chief financial officer of Syntrex, Inc., a word processing software and hardware manufacturer, from 1985 until 1992, and as its controller from 1980 until 1985. Mr. Miceli began his career as a staff auditor at Ernst & Ernst LLP (currently Ernst & Young LLP), where he served five years. Mr. Miceli obtained his bachelor’s degree, cum laude, in accounting from Seton Hall University and is a certified public accountant in the State of New Jersey.

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

The data and information management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include EMC, IBM and Symantec Corporation.

The principal competitive factors in our industry include product functionality, product integration, platform coverage, ability to scale, price, worldwide sales infrastructure, global technical support, name recognition and reputation. The ability of major system vendors to bundle hardware and software solutions is also a significant competitive factor in our industry. If we are unable to address these factors, our competitive position could weaken and we could experience a decline in revenues that could adversely affect our business.

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

Our current and potential competitors may establish cooperative relationships among themselves or with third parties. If so, new competitors or alliances that include our competitors may emerge that could acquire significant market share. In addition, large operating system and application vendors, as well as some hardware manufacturers, have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause our software applications and services to become redundant, which could seriously harm our sales, results of operations and financial condition.

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

In addition, we have distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. Sales through our distribution agreement with Arrow accounted for approximately 29% of our total revenues for fiscal 2013 and approximately 26% for fiscal 2012. Arrow accounted for a total of approximately 39% of our accounts receivable balance as of March 31, 2013 as a result of our reseller agreement. If we were to see an impairment of our receivable balance from Arrow, it could have a significant adverse effect on our results of operations. Avnet’s total revenue contribution was not material for fiscal 2013 and 2012 and its accounts receivable balance was not material as of March 31, 2013. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

Sales through Dell as a result of our reseller agreement as well as our original equipment manufacturer agreement, which is discussed below, accounted for approximately 20% of total revenues for fiscal 2013 and 22% of total revenues for fiscal 2012. Dell also accounted for a total of approximately 23% of our accounts receivable balance as of March 31, 2013. In recent fiscal quarters, we have begun to shift most of our small and medium business segment transactions to non-Dell distribution partners as Dell is now focused on this segment of the market with their own intellectual property. As a result, the majority of the revenue that is still transacted through Dell comes from add-on purchases from our existing install base and from new enterprise software transactions where our sales force is directly involved. We have also recently begun to take proactive steps to broaden our distribution related to enterprise software transactions. Over time, we believe it is likely that these actions will result in a decline in the percentage of our total revenues transacted through Dell. Due to the timing of enterprise software transactions that are currently in our sales and marketing pipeline, there will likely be some fluctuations in the amount of revenue transacted through Dell from quarter to quarter. If we are unable to find additional or existing partners to replace the revenues that were previously transacted through Dell, it could have a material adverse effect on our future revenues and results of operations. In addition, if we were to see an impairment of our receivable balance from Dell, it could have a significant adverse effect on our results of operations.

Our original equipment manufacturer agreements are primarily with Dell, Hitachi Data Systems and NetApp. Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 15% of our total revenues for fiscal 2013 and 12% of our total revenues for fiscal 2012.

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

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, particularly with respect to the ongoing European sovereign debt crisis and potential ramifications of U.S. debt issues and budget concerns. These global economic conditions can result in slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. These factors make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In addition, these factors could cause customers to slow or defer spending on our software and services products, which would delay and lengthen sales cycles and negatively affect our results of operations. If such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We continue to invest in our business in the Asia-Pacific and Europe, Middle East, and Africa regions. There are significant risks with overseas investments and growth prospects in these regions. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. Deterioration of economic conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide resellers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

In periods of volatile economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.

Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. Due to the recent volatile economic conditions, certain of our customers and resellers have faced or may face liquidity concerns which could result in our customers or resellers not being able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses to date, there can be no assurance such procedures will continue to effectively limit our credit risk and avoid future losses.

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

We cannot predict our future quarterly revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

•

the unpredictability of the timing and magnitude of orders for our software applications, particularly software transactions greater than $100,000 — in recent fiscal years, a majority of our quarterly revenues were earned and recorded near the end of each quarter;

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

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $47.4 million, or 10% of our total revenues in fiscal 2013, $39.9 million, or 10% of our total revenues in fiscal 2012 and $37.0 million, or 12% of our total revenues in fiscal 2011. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.

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

We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 42% of our revenues from outside the United States in fiscal 2013 and 39% in fiscal 2012. Accordingly, international sales increased 31% in fiscal 2013 compared to fiscal 2012. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.

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

•

imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements may occur, including those pertaining to export restrictions, privacy and data protection, trade and employment restrictions and intellectual property protections;

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

We have experienced periods of growth in recent years. Our revenues increased 22% for fiscal 2013 compared to fiscal 2012 and also increased 29% for fiscal 2012 compared to fiscal 2011. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

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

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the shipment of software products, negatively affecting our service offerings, preventing the processing of transactions and reporting of financial results. Information technology system failures, network disruptions and breaches of data security could also result in the unintentional disclosure of customer or our information as well as damage our reputation. While management has taken steps to address these concerns by implementing sophisticated network security, internal control measures and developed certain disaster recovery plans, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our financial condition and operating results.

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

Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including changes in our legal structure, changes in the geographic mix of income and expenses, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has benefited from an existing U.S. research and development tax credit which extends through the end of the 2013 calendar year. If this tax credit is not renewed in the future, we would expect our effective tax rate to increase.

We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction. As of March 31, 2013, we had net deferred tax assets of approximately $40.5 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. Consequently, our cash tax rate will be lower than our effective tax rate though fiscal 2014 and into fiscal 2015. However, we expect our cash taxes to continue to increase as our cash tax rate approaches our effective tax rate.

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

We may become involved in litigation that may have a material adverse effect on our business.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

We are subject to the risks of owning real property.

During fiscal 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We have limited experience in the ownership and management of real property. In addition, we are subject to the risks of owning real property including the possible need for structural improvements in order to comply with zoning and other legal or regulatory requirements. Furthermore, we are subject to adverse changes in the value of this property due to interest rate changes, changes in the market in which the property is located or other factors. Our estimate for the planned construction of the campus headquarters may increase due to factors outside of our control and could increase the amount of cash committed to this project. Also, if we decide to sell our real property in the future and are not able to recover all capitalized costs, it could have a material adverse effect on our financial condition and operating results.

We are currently planning and designing information systems enhancements and problems with the design or implementation of these enhancements could interfere with our business and operations.

We are currently in the process of significantly enhancing our information systems, including planning and designing a new enterprise resource planning system. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the design or implementation periods, could adversely affect our ability to process customer orders, ship products, bill and track our customers, fulfill contractual obligations and otherwise run our business. If we are unable to successfully plan, design or implement these information systems enhancements, it could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our principal administrative, sales, marketing, customer support and research and development facility is located at our headquarters in Oceanport, New Jersey. We currently occupy approximately 182,000 square feet of office space in the Oceanport facility under the terms of an operating lease expiring in July 2015. We believe that our current facility is adequate to meet our needs for at least the next 12 months. We believe that suitable additional facilities will be available as needed on commercially reasonable terms. In addition, we have offices in the United States in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Massachusetts, Minnesota, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia and Washington; and outside the United States in Kanata, Ontario; Toronto, Ontario; Calgary, Alberta; Montreal, Quebec; Vancouver, British Columbia; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Milan, Italy; Stockholm, Sweden; Paris, France; Madrid, Spain; Dubai, United Arab Emirates; Moscow, Russia; Johannesburg, South Africa; Riyadh, Saudi Arabia; Tel Aviv, Israel; Beijing, China; Shanghai, China; Guangzhou, China; Chengdu, China; Hong Kong; Sydney, Australia; Melbourne, Australia; Canberra, Australia; Auckland, New Zealand; Tokyo, Japan; Singapore; Mexico City, Mexico; Kuala Lumpar, Malaysia; Bangkok, Thailand; Sao Paulo, Brazil; Seoul, South Korea; Mumbai, India; New Delhi, India; Bangalore, India; and Hyderabad, India.

Item 3.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 4.	Mine Safety Disclosures

Not Applicable

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

	Common Stock
	2013		2012
	High	Low	High	Low
First Quarter	$54.43	$43.70	$44.45	$36.47
Second Quarter	$59.31	$39.20	$47.06	$31.22
Third Quarter	$72.42	$53.41	$50.54	$34.66
Fourth Quarter	$84.20	$67.51	$54.71	$42.93

On April 29, 2013, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $73.96 per share.

Stockholders

As of April 29, 2013, there were approximately 63 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2008 and March 28, 2013, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2008 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2008 was the closing sales price of $12.40 per share.

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

	3/31/08	3/31/09	3/31/10	3/31/11	3/30/12	3/28/13
CommVault	100.0	88.5	172.2	321.6	400.3	661.1
NASDAQ Composite Index	100.0	67.1	105.2	122.0	135.6	143.4
NASDAQ Computer Index	100.0	70.0	116.9	139.4	166.3	154.8

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended March 31, 2013. As of March 31, 2013, we have repurchased $117.2 million of common stock (5.7 million shares) out of the $220.0 million in total that is authorized under our stock repurchase program. As a result, we may repurchase an additional $102.8 million of our common stock under the current program through March 31, 2014.

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

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$251,508	$201,800	$149,798	$134,500	$121,685
Services	244,342	204,839	164,978	136,525	112,834

Total revenues	495,850	406,639	314,776	271,025	234,519
Cost of revenues:
Software	2,863	2,747	2,369	3,017	2,469
Services	62,089	50,660	38,646	32,628	28,177

Total cost of revenues	64,952	53,407	41,015	35,645	30,646

Gross margin	430,898	353,232	273,761	235,380	203,873
Operating expenses:
Sales and marketing	247,696	219,025	163,054	136,773	122,957
Research and development	47,356	39,936	36,954	33,421	30,669
General and administrative	50,119	40,619	34,207	29,823	26,159
Depreciation and amortization	4,832	4,353	3,775	3,514	3,582

Income from operations	80,895	49,299	35,771	31,849	20,506
Interest expense	—	(57)	(106)	(106)	(175)
Interest income	1,059	750	650	384	1,639

Income before income taxes	81,954	49,992	36,315	32,127	21,970
Income tax expense	28,745	18,052	15,311	13,722	9,642

Net income	$53,209	$31,940	$21,004	$18,405	$12,328

Net income per common share:
Basic	$1.17	$0.72	$0.49	$0.44	$0.29

Diluted	$1.10	$0.68	$0.45	$0.41	$0.28

Weighted average shares used in computing per share amounts:
Basic	45,463	44,089	43,283	42,133	41,983

Diluted	48,330	47,201	46,301	45,022	44,013

	As of March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$433,964	$297,088	$217,170	$169,518	$105,205
Short-term investments	1,948	3,146	1,150	5,043	—
Working capital	343,094	222,301	179,380	143,185	84,590
Total assets	604,854	432,688	342,499	286,015	206,987
Total stockholders’ equity	354,017	229,984	188,130	158,300	111,289

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, Search and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of March 31, 2013, we had licensed our software applications to approximately 18,200 registered customers.

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

Our Simpana software suite is one product that contains the following licensable modules, all built on a single unified code base and platform to protect, manage and access data and information: Backup and Recovery, Archive, Replication, Search, and Analyze. In addition to Backup and Recovery, the subsequent release of our other software application modules has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.

In January 2009, CommVault Simpana 8.0 (“Simpana 8”) was made available for public release. Simpana 8 included advances in recovery management, data reduction, virtual server protection and content organization. In addition, we believe that Simpana 8 met a broad spectrum of customer’s discovery and recovery management requirements and eliminated the need for a myriad of point level products.

In August 2010, our CommVault Simpana 9.0 software suite (“Simpana 9”) was made available for public release. We believe that Simpana 9, which built on and significantly expanded Simpana 8, allows customers to deploy a modern data management solution to achieve gains in efficiency, cost optimization and scale. We believe that Simpana 9 solves real-world IT challenges with major technology advancements, including increased virtualization scalability and performance, integrated source and target data deduplication, automatic and transparent integration with hardware array-based snapshots, as well as new tools that ease migration to our next generation Simpana 9 platform.

In January 2012, we released enhancements to our existing Simpana 9 software suite. These enhancements included new capabilities that converges backup, archive and reporting processes; additional SnapProtect technology that delivers hardware snapshot integration; enhancements to virtual server protection; new innovations to protect data on laptops and desktops with embedded source deduplication for optimized efficiency; and new integration with Microsoft SharePoint.

In February 2013, our CommVault Simpana 10.0 software suite (“Simpana 10”) was made available for public release. We believe Simpana 10 extends our data protection and archiving leadership to deliver secure, self-service access from mobile devices, speed the adoption of cloud computing and extract value from Big Data. Simpana 10 includes major technology advancements such as Enhanced IntelliSnap™ snapshot management; Simpana OnePass™ with Exchange; tighter integration with Microsoft Hyper-V, VMware vSphere 5.1 and vCloud Director 5.1; workflow automation; fourth-generation parallel deduplication; and customizable web-based reporting, dashboards and cloud-based analytics. Our Simpana 10 architecture efficiently stores all protected data in a virtual repository, called ContentStore, and opens access to simplify the way end users search, analyze and repurpose data across an enterprise.

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. During the fiscal year ended March 31, 2013, approximately 69% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the foreseeable future.

The industry in which we currently operate continues to go through accelerating changes as the result of compounding data growth and the introduction of new technologies. We are continuing to pursue an aggressive product development program in both data and information management solutions. Our data management solutions include not only traditional backup, but also new innovations in de-duplication, data movement, virtualization, snap-based backups and enterprise reporting. Our information management innovations are primarily in the areas of archiving, eDiscovery, records management, governance and compliance. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies discussed above. While we are confident in our ability to meet these changing industry demands with our Simpana suite and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions or other technologies may not be widely adopted.

The rapid growth of data, and the need to securely protect, manage and access this data is driving substantial opportunities for managed service providers (MSPs) to help organizations deploy and manage solutions that deliver data management capabilities. The result is reduced long-term management costs with increased offerings to customers, which we believe represents a long-term industry trend in the way that services are offered.

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

Sources of Revenues

We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 51% of our total revenues for fiscal 2013, 50% for fiscal 2012 and 48% for fiscal 2011.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2014, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 57% of our software revenue in fiscal 2013, approximately 52% of our software revenue in fiscal 2012 and approximately 48% of our software revenue in fiscal 2011.

Software revenue generated through indirect distribution channels was 89% of total software revenue in fiscal 2013, 84% in fiscal 2012 and 84% in fiscal 2011. Software revenue generated through direct distribution channels was 11% of total software revenue in fiscal 2013, 16% in fiscal 2012 and 16% in fiscal 2011. The dollar value of software revenue generated through indirect distribution channels increased approximately $53.2 million, or 31%, in fiscal 2013 compared to fiscal 2012. The dollar value of software revenue generated through direct distribution decreased $3.5 million, or 11%, in fiscal 2013 compared to fiscal 2012. The increase in the dollar value of software revenue growth generated through our indirect distribution channels compared to our direct sales force in fiscal 2013 is primarily the result of an increase in software revenue from our international operations, which is almost exclusively transacted through indirect distribution. The decrease in the dollar value of the software revenue generated through our direct sales channel is due to a lower value of direct enterprise transactions in the United States. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through our agreements with Dell accounted for 20% of our total revenues for fiscal 2013, 22% of our total revenues for fiscal 2012 and 23% of our total revenues in fiscal 2011. In recent fiscal quarters, we have begun to shift most of our small and medium business segment transactions to non-Dell distribution partners as Dell is now focused on this segment of the market with their own intellectual property. As a result, the majority of the revenue that is still transacted through Dell comes from add-on purchases from our existing install base and from new enterprise software transactions where our sales force is directly involved. We have also recently begun to take proactive steps to broaden our distribution related to enterprise software transactions. Over time, we believe it is likely that these actions will result in a decline in the percentage of our total revenues transacted through Dell. Due to the timing of enterprise software transactions that are currently in our sales and marketing pipeline, there will likely be some fluctuations in the amount of revenue transacted through Dell from quarter to quarter.

In May 2011, we entered into a global OEM agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect® brand. During the fiscal years ended March 31, 2013 and March 31, 2012, we did not recognize a material amount of revenue under our OEM agreement with NetApp.

Overall, we have original equipment manufacturer agreements primarily with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. A material portion of our software revenue is sometimes generated through our original equipment manufacturer agreements. Sales through our original equipment manufacturer agreements accounted for 15% of our total revenues for fiscal 2013, 12% of our total revenues for fiscal 2012 and 10% of our total revenues for fiscal 2011.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 29% of our total revenues through Arrow in fiscal 2013, approximately 26% of our total revenues in fiscal 2012 and approximately 25% of our total revenues in fiscal 2011. Avnet’s total revenue contribution was not material in fiscal 2013, 2012 or 2011. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

We also derive a significant portion of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 49% of our total revenues for fiscal 2013, 50% for fiscal 2012 and 52% for fiscal 2011.

The gross margin of our services revenue was 74.6% for fiscal 2013, 75.3% for fiscal 2012 and 76.6% for fiscal 2011. The decrease in the gross margin of our services revenue in the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 was primarily due to higher costs of services associated with the expansion of our worldwide customer support operations. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 98.9% for fiscal 2013, 98.6% for fiscal 2012 and 98.4% for fiscal 2011. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 42% of our total revenue for fiscal 2013, 39% for fiscal 2012 and 39% for fiscal 2011. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2012 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2013 would have been higher by approximately $5.1 million, $0.6 million and $3.2 million, respectively.

Using the average foreign currency exchange rates from the corresponding fiscal 2011 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2012 would have been lower by approximately $6.4 million, $1.0 million and $3.5 million, respectively.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $0.3 million, $0.2 million, and $0.6 million in fiscal 2013, 2012 and 2011, respectively.

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

Our other professional services include consulting; implementation and post deployment services; and education services. Other professional services provided by us are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, our consulting, assessment and design services and installation services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of the services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting, assessment and design services and installation services are based upon a daily, weekly or monthly rate and are recognized when the services are completed. Training includes courses taught by our instructors or third-party contractors either at one of our facilities or at the customer’s site. Training fees are recognized as revenue after the training course has been provided. Based on our analysis of such other professional services transactions sold on a stand-alone basis, we have concluded we have established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement.

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

Stock-Based Compensation

As of March 31, 2013, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

The average expected life for fiscal 2012 was determined according to the “simplified” method, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, we began incorporating our historical data into the expected term calculation for stock options granted. We are now able to demonstrate significant stock option exercise activity for options granted subsequent to our initial public offering to provide a reasonable basis for incorporating historical data into our expected term of future stock option grants. As a result, for twelve months ended March 31, 2013, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility through September 30, 2012 was calculated based on a blended approach that included the historical volatility of a peer group, the implied volatility of the our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock. Effective October 1, 2012, we excluded the historical volatility of a peer group in our expected volatility calculation due to the fact that our common stock has been publicly traded for a period that approximates our weighted average expected term. As a result, expected volatility subsequent to October 1, 2012 was calculated based on a blended approach that included the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock.

The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model in the fiscal years ended March 31, 2013 and 2012 are as follows:

	Year Ended March 31,
	2013	2012
Dividend yield	None	None
Expected volatility	45% - 50%	42% - 47%
Weighted average expected volatility	47%	45%
Risk-free interest rates	0.60% - 1.40%	1.06% - 2.56%
Weighted average expected life (in years)	6.2	6.2

The weighted average fair value of stock options granted was $27.28 per option during the year ended March 31, 2013 and $18.77 per option during the year ended March 31, 2012. In addition, the weighted average fair value of restricted stock units awarded was $57.01 per share during the year ended March 31, 2013 and $42.07 per share during the year ended March 31, 2012.

As of March 31, 2013, there was approximately $93.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.70 years. The intrinsic value of the options outstanding as of March 31, 2013 was $345.6 million, of which $251.7 million related to vested options and $93.9 million related to unvested options. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2013, we had net deferred tax assets of approximately $40.5 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2013, we maintain a valuation allowance against our deferred tax assets totaling $1.4 million. Substantially all of the valuation allowance we have recorded at March 31, 2013 is against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.

At March 31, 2013, we have state net operating loss (NOL) carryforwards of approximately $2.1 million and also have NOL carryforwards for foreign tax purposes of approximately $6.0 million.

At March 31, 2013, we have federal and state research tax credit (R&D) carryforwards of approximately $8.3 million and $4.8 million, respectively. The federal research tax credit carryforwards expire from 2022 through 2033, and the state research tax credit carryforwards expire from 2014 through 2028. At March 31, 2013, we have federal Alternative Minimum Tax credit carryforwards of $1.6 million.

As of March 31, 2013, we had unrecognized tax benefits of $4.6 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.8 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.6 million and the related accrued interest and penalties of $0.8 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.1 million of our currently remaining unrecognized tax benefits and approximately less than $0.1 million of related accrued interest and penalties may be realized by the end of fiscal 2014 as a result of the lapse of the statute of limitations.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. Our U.S. Federal income tax return for the fiscal year ended March 31, 2011 is currently under audit by the U.S. Internal Revenue Service. In addition, our German subsidiary’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2010 are currently under audit by the German tax authorities. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2013. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2002 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2006 - Present

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding numbers in column may not sum to totals):

	Year Ended March 31,
	2013	2012	2011
Revenues:
Software	51%	50%	48%
Services	49%	50%	52%

Total revenues	100%	100%	100%

Cost of revenues:
Software	1%	1%	1%
Services	13%	12%	12%

Total cost of revenues	13%	13%	13%

Gross margin	87%	87%	87%

Fiscal year ended March 31, 2013 compared to fiscal year ended March 31, 2012

Revenues

Total revenues increased $89.2 million, or 22%, from $406.6 million in fiscal 2012 to $495.9 million in fiscal 2013.

Software Revenue.    Software revenue increased $49.7 million, or 25%, from $201.8 million in fiscal 2012 to $251.5 million in fiscal 2013. Software revenue represented 51% of our total revenues in fiscal 2013 compared to 50% in fiscal 2012.

The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $37.0 million, or 35% in fiscal 2013 compared to fiscal 2012. As a result, enterprise software transactions represented approximately 57% of our software revenue in fiscal 2013 and approximately 52% of our software revenue in fiscal 2012. The increase in enterprise software transactions is due to both a 23% increase in the number of transactions of this type and a 10% increase in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $266,000 in fiscal 2013 and approximately $241,000 in fiscal 2012. Software revenue derived from transactions less than $0.1 million increased $12.7 million, or 13%, in fiscal 2013 compared to fiscal 2012.

Software revenue derived from our international operations in fiscal 2013 increased 40% compared to fiscal 2012. The growth in software revenue in our international locations is primarily due to increases in Canada, Europe and Australia as we expand our international operations. Software revenue derived from the United States in fiscal 2013 increased 14% compared to fiscal 2012.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $53.2 million, or 31% in fiscal 2013 compared to fiscal 2012, and software revenue through our direct sales force decreased $3.5 million, or 11% in fiscal 2013 compared to fiscal 2012. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to the increase in software revenue generated in foreign locations, which is substantially sold through our channel partners. The decrease in the dollar value of the software revenue generated through our direct sales channel is due to a lower value of direct enterprise transactions in the United States. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.

Services Revenue.    Services revenue increased $39.5 million, or 19%, from $204.8 million in fiscal 2012 to $244.3 million in fiscal 2013. Services revenue represented 49% of our total revenues in fiscal 2013 compared to 50% in fiscal 2012. The increase in services revenue is primarily due to a $34.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues

Total cost of revenues increased $11.5 million, or 22%, from $53.4 million in fiscal 2012 to $65.0 million in fiscal 2013. Total cost of revenues represented 13% of our total revenues in both fiscal 2013 and fiscal 2012.

Cost of Software Revenue.    Cost of software revenue increased approximately $0.1 million, or 4%, from $2.7 million in fiscal 2012 to $2.9 million in fiscal 2013. Cost of software revenue represented 1% of our total software revenue in both fiscal 2013 and fiscal 2012. The increase in cost of software revenue is primarily due to higher third party royalty costs associated with our Simpana software suite in fiscal 2013 compared to fiscal 2012.

Cost of Services Revenue.    Cost of services revenue increased $11.4 million, or 23%, from $50.7 million in fiscal 2012 to $62.1 million in fiscal 2013. Cost of services revenue represented 25% of our services revenue in both fiscal 2013 and fiscal 2012. The increase in the dollar amount of cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $6.1 million as well as a $2.8 million increase in third-party outsourcing costs to facilitate our delivery of services.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses increased $28.7 million, or 13%, from $219.0 million in fiscal 2012 to $247.7 million in fiscal 2013. The increase is primarily due to a $15.7 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $4.6 million increase in advertising and marketing related expense as we continue to build brand awareness for our Simpana products and a $3.7 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues decreased to 50% in fiscal 2013 compared to 54% in fiscal 2012, primarily due to cost containment in our field operations, as well as our sales segmentation strategy that we implemented at the beginning of fiscal 2013, which aligned our sales and marketing team as we penetrate the enterprize segment.

Research and Development.    Research and development expenses increased $7.4 million, or 19%, from $39.9 million in fiscal 2012 to $47.4 million in fiscal 2013. The increase is primarily due to higher salary and related expenses resulting from the expansion of our engineering group and higher fiscal 2013 bonus expense totaling approximately $4.8 million. The increase in research and development also includes a $0.7 million increase in stock-based compensation expenses and a $0.7 million increase in legal fees. Research and development expenses as a percentage of total revenues remained flat at 10% in both fiscal 2013 and fiscal 2012. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative.    General and administrative expenses increased $9.5 million, or 23%, from $40.6 million in fiscal 2012 to $50.1 million in fiscal 2013. This increase is primarily due to a $3.9 million increase in stock-based compensation expenses, a $2.9 million increase in employee and related compensation due to higher headcount and higher fiscal 2013 bonus expense and a $1.2 million increase in settlement reserves.

General and administrative expenses in fiscal 2013 includes $0.3 million of net foreign currency transaction losses compared to $0.2 million of net foreign currency transaction losses recognized in general and administrative expenses in fiscal 2012. General and administrative expenses as a percentage of total revenues remained flat at 10% in both fiscal 2013 and fiscal 2012.

Depreciation and Amortization.    Depreciation expense increased $0.5 million, from $4.4 million in fiscal 2012 to $4.8 million in fiscal 2013. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we continue to expand our worldwide operations.

Interest Income

Interest income increased $0.3 million, from $0.8 million in fiscal 2012 to $1.1 million in fiscal 2013. The increase in interest income is primarily due to higher balances in our cash and related investment accounts.

Income Tax Expense

Income tax expense was $28.7 million in fiscal 2013 compared to $18.1 million in fiscal 2012. The effective tax rate in fiscal 2013 was 35% as compared to 36% in fiscal 2012. In fiscal 2013, the effective rate was benefited by the reenactment of the research and development credit which had previously expired on December 31, 2011 and includes an additional benefit related to periods prior to March 31, 2012 as tax law is accounted for in the period of enactment. In addition, the effective rate was benefited by foreign tax credits, offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. In fiscal 2012, the effective rate was higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and foreign tax credits; domestic production activities deductions; and reversing $1.6 million of our valuation allowance against New Jersey state research tax credits due to the passage of state laws.

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

The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $33.1 million in fiscal 2012 compared to fiscal 2011. As a result, enterprise software transactions represented approximately 52% of our software revenue in fiscal 2012 and approximately 48% of our software revenue in fiscal 2011. The increase in enterprise software transactions is due to both a 37% increase in the number of transactions of this type and a 7% increase in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $241,000 in fiscal 2012 and approximately $226,000 in fiscal 2011. Software revenue derived from transactions less than $0.1 million increased $18.9 million, or 24%, in fiscal 2012 compared to fiscal 2011.

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

Cost of Services Revenue.    Cost of services revenue increased $12.0 million, or 31%, from $38.6 million in fiscal 2011 to $50.7 million in fiscal 2012. Cost of services revenue represented 25% of our services revenue in fiscal 2012 compared to 23% in fiscal 2011. The increase in the cost of services as a percentage of total services revenue in fiscal 2012 compared to fiscal 2011 was primarily due to a higher percentage of our services revenue being derived from professional services engagements as well as higher costs of services associated with the expansion of our worldwide customer support operations. The increase in the dollar amount of cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $5.6 million as well as a $3.6 million increase in third-party outsourcing costs to facilitate our delivery of services.

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

Income Tax Expense

Income tax expense was $18.1 million in fiscal 2012 compared to $15.3 million in fiscal 2011. The effective tax rate in fiscal 2012 was 36% as compared to 42% in fiscal 2011. In fiscal 2012, the effective rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and foreign tax credits; domestic production activities deductions; and reversing $1.6 million of our valuation allowance against New Jersey state research tax credits due to the passage of state laws. In fiscal 2011, the effective rate is higher than the expected federal statutory rate of 35% primarily due to recording a valuation allowance against New Jersey research tax credits as well as the impact of state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by the reversal of certain tax reserves as a result of the expiration of a statute of limitations in a foreign jurisdiction as well as recording additional research tax credits.

Liquidity and Capital Resources

As of March 31, 2013, our cash and cash equivalents balance of $434.0 million primarily consisted of money market funds. In addition, we have approximately $1.9 million of short-term investments invested in certificates of deposit at March 31, 2013. In recent fiscal years, our principal sources of liquidity have been cash provided by operations.

As of March 31, 2013, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $87.6 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

As of March 31 2013, we are authorized to repurchase up to a total of $220.0 million of our common stock through March 31, 2014 under our stock repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. There were no repurchases of our common stock during fiscal 2013. As of March 31, 2013, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we may repurchase an additional $102.8 million of our common stock through March 31, 2014.

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

Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Net Cash provided by operating activities	$112,683	$100,000	$52,410
Net Cash provided by (used in) investing activities	(15,832)	(7,792)	28
Net Cash provided by (used in) financing activities	41,208	(11,507)	(7,304)
Effects of exchange rate — changes in cash	(1,183)	(783)	2,518

Net increase in cash and cash equivalents	$136,876	$79,918	$47,652

Net cash provided by operating activities was $112.7 million in fiscal 2013, $100.0 million in fiscal 2012 and $52.4 million in fiscal 2011. In fiscal 2013, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base; and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues and timing of cash receipts. In fiscal 2012 and fiscal 2011, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base; and an increase in accrued liabilities.

Net cash provided by (used in) investing activities was ($15.8) million in fiscal 2013, ($7.8) million in fiscal 2012 and less than $0.1 million in fiscal 2011. In fiscal 2013, cash used in investing activities was due to the purchase of property and equipment in the amounts of $9.2 million for purchases relating to our new corporate campus headquarters and $7.8 million of capital expenditures as we continue to invest in and enhance our global infrastructure. These increases were partially offset by net proceeds from the maturity of short-term investments of $1.2 million. In fiscal 2012, cash used in investing activities was due to the purchase of property and equipment of $5.8 million related to growth in our business as well as the net purchases of short-term investments of $2.0 million. In fiscal 2011, cash provided by investing activities was due to the net proceeds from maturity of short-term investments of $3.9 million offset by the purchase of property and equipment of $3.9 million related to growth in our business.

Net cash provided by (used in) financing activities was $41.2 million in fiscal 2013, ($11.5) million in fiscal 2012 and ($7.3) million in fiscal 2011. The cash provided by financing activities in fiscal 2013 was due to $23.1 million of excess tax benefits recognized as a result of stock option exercises and $18.1 million of proceeds from the exercise of stock options. The cash used in financing activities in fiscal 2012 was due to $45.6 million used to repurchase shares of our common stock under our repurchase program, partially offset by $18.1 million of proceeds from the exercise of stock options and $16.0 million of excess tax benefits recognized as a result of stock option exercises. The cash used in financing activities in fiscal 2011 was due to $31.5 million used to repurchase shares of our common stock under our share repurchase program partially offset by $17.2 million from the exercise of stock options and $7.0 million of excess tax benefits recognized as the result of stock option exercises and vesting of restricted stock units.

A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2013	2012	2011
Cash used for repurchases (in thousands)*	$—	$45,639	$31,506

Shares repurchased (in thousands)*	—	1,323	1,559

Average price per share	$—	$34.45	$20.21

*	Based on settlement date, not trade date.

Working capital increased $120.8 million from $222.3 million as of March 31, 2012 to $343.1 million as of March 31, 2013. The increase in working capital is primarily due to a $135.7 million increase in cash and short-term investments and a $17.2 million increase in accounts receivable. These increases were partially offset by a $27.7 million increase in deferred revenue and a $9.7 million increase in accrued liabilities. The increase in cash and short-term investments is primarily due to net income generated during the period, cash received from the collection of account receivables and cash received from the exercise of stock options. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base. The increase in accrued expenses is primarily due to higher employee and related compensation accruals.

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

The following table summarizes our obligations as of March 31, 2013 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$25,167	$9,639	$14,030	$1,498	$—
Purchase obligations	6,306	4,403	1,791	112	—

Total	$31,473	$14,042	$15,821	$1,610	$—

We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to marketing and software development services, IT infrastructure costs and costs associated with the design and construction of our corporate campus headquarters. The contractual obligations table above excludes unrecognized tax benefits recorded in Other Liabilities totaling $5.4 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $5.4 million is classified as a long-term liability in our consolidated balance sheet as of March 31, 2013 as none of these obligations are anticipated to be paid within one year from April 1, 2013.

As of March 31, 2013, we have an outstanding letter of credit for $0.1 million issued in connection with a revenue transaction. This letter of credit will remain outstanding until September 17, 2013.

We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $2.1 million in fiscal 2013, $1.6 million in fiscal 2012 and $1.3 million in fiscal 2011.

We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.

Off-Balance Sheet Arrangements

As of March 31, 2013 and 2012, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The new requirements will take effect for us in the first quarter of fiscal 2014 and will be applied prospectively. We do not believe the adoption of ASU 2013-02 will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for us in the first quarter of fiscal 2013 and was applied retrospectively. There was no significant impact on our consolidated financial statements.

The FASB also continues to work on a number of significant accounting rules which may impact our accounting and disclosures in future periods. Since these rules have not yet been issued, the effective dates and potential impact are unknown.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2013, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 42% of our sales were outside the United States in fiscal 2013 and 39% were outside the United States in fiscal 2012. Our primary exposures are to fluctuations in exchange rates for the

U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $6.7 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.3 million in fiscal 2013, $0.2 million in fiscal 2012 and $0.6 million in fiscal 2011. The net foreign currency transaction losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of March 31, 2013 and March 31, 2012, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses of $0.2 million in fiscal 2013 and net realized gains in general and administrative expenses of less than $0.1 million in fiscal 2012. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8.	Financial Statements and Supplementary Data

CommVault Systems, Inc.

Consolidated Financial Statements

Fiscal Years Ended March 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CommVault Systems, Inc.

We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects in the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

MetroPark, New Jersey

May 14, 2013

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$433,964	$297,088
Short-term investments	1,948	3,146
Trade accounts receivable, less allowance for doubtful accounts of $103 and $97 at March 31, 2013 and 2012, respectively	85,033	67,793
Prepaid expenses and other current assets	15,225	12,606
Deferred tax assets, net	19,328	14,717

Total current assets	555,498	395,350
Deferred tax assets, net	21,166	23,861
Property and equipment, net	21,112	9,137
Other assets	7,078	4,340

Total assets	$604,854	$432,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,860	$1,847
Accrued liabilities	55,577	45,888
Deferred revenue	152,967	125,314

Total current liabilities	212,404	173,049
Deferred revenue, less current portion	31,303	22,059
Other liabilities	7,130	7,596
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2013 and 2012.	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 46,397 shares and 44,594 shares issued and outstanding at March 31, 2013 and 2012, respectively	464	446
Additional paid-in capital	391,772	320,438
Accumulated deficit	(37,930)	(91,139)
Accumulated other comprehensive (loss) income	(289)	239

Total stockholders’ equity	354,017	229,984

Total liabilities and stockholders’ equity	$604,854	$432,688

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Revenues:
Software	$251,508	$201,800	$149,798
Services	244,342	204,839	164,978

Total revenues	495,850	406,639	314,776
Cost of revenues:
Software	2,863	2,747	2,369
Services	62,089	50,660	38,646

Total cost of revenues	64,952	53,407	41,015

Gross margin	430,898	353,232	273,761
Operating expenses:
Sales and marketing	247,696	219,025	163,054
Research and development	47,356	39,936	36,954
General and administrative	50,119	40,619	34,207
Depreciation and amortization	4,832	4,353	3,775

Income from operations	80,895	49,299	35,771
Interest expense	—	(57)	(106)
Interest income	1,059	750	650

Income before income taxes	81,954	49,992	36,315
Income tax expense	28,745	18,052	15,311

Net income	$53,209	$31,940	$21,004

Net income per common share:
Basic	$1.17	$0.72	$0.49

Diluted	$1.10	$0.68	$0.45

Weighted average common shares outstanding:
Basic	45,463	44,089	43,283

Diluted	48,330	47,201	46,301

CommVault Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Net income	$53,209	$31,940	$21,004
Other comprehensive income (loss):
Foreign currency translation adjustment	(528)	(68)	419

Comprehensive income	$52,681	$31,872	21,423

CommVault Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance at March 31, 2010	43,053	$431	$239,012	$(81,031)	$(112)	$158,300
Stock-based compensation			15,623			15,623
Tax benefits relating to share-based payments			7,084			7,084
Exercise of common stock options and vesting of restricted stock units	2,469	25	17,133			17,158
Repurchase of common stock	(1,557)	(16)	(7,230)	(24,212)		(31,458)
Net income				21,004		21,004
Other comprehensive income (loss)					419	419

Balance at March 31, 2011	43,965	440	271,622	(84,239)	307	188,130
Stock-based compensation			21,426			21,426
Tax benefits relating to share-based payments			16,072			16,072
Exercise of common stock options and vesting of restricted stock units	1,952	19	18,104			18,123
Repurchase of common stock	(1,323)	(13)	(6,786)	(38,840)		(45,639)
Net income				31,940		31,940
Other comprehensive (loss) income					(68)	(68)

Balance at March 31, 2012	44,594	446	320,438	(91,139)	239	229,984
Stock-based compensation			30,098			30,098
Tax benefits relating to share-based payments			23,126			23,126
Exercise of common stock options and vesting of restricted stock units	1,803	18	18,110			18,128
Repurchase of common stock						—
Net income				53,209		53,209
Other comprehensive (loss) income					(528)	(528)

Balance at March 31, 2013	46,397	$464	$391,772	$(37,930)	$(289)	$354,017

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$53,209	$31,940	$21,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,939	4,484	3,906
Noncash stock-based compensation	30,098	21,426	15,623
Excess tax benefits from stock-based compensation	(23,080)	(16,009)	(7,044)
Deferred income taxes	(2,094)	(4,993)	7,798
Changes in operating assets and liabilities:
Trade accounts receivable	(17,939)	5,419	(14,206)
Prepaid expenses and other current assets	(2,684)	(4,198)	(3,756)
Other assets	(1,844)	(3,720)	(314)
Accounts payable	2,036	204	(261)
Accrued liabilities	32,358	29,038	13,469
Deferred revenue	38,041	35,599	17,892
Other liabilities	(357)	810	(1,701)

Net cash provided by operating activities	112,683	100,000	52,410
Cash flows from investing activities
Purchase of short-term investments	(1,948)	(3,146)	(2,751)
Proceeds from maturity of short-term investments	3,146	1,150	6,644
Purchases for corporate campus headquarters	(9,209)	—	—
Purchase of property and equipment	(7,821)	(5,796)	(3,865)

Net cash (used in) provided by investing activities	(15,832)	(7,792)	28
Cash flows from financing activities
Repurchase of common stock	—	(45,639)	(31,506)
Proceeds from the exercise of stock options	18,128	18,123	17,158
Excess tax benefits from stock-based compensation	23,080	16,009	7,044

Net cash provided by (used in) financing activities	41,208	(11,507)	(7,304)
Effects of exchange rate — changes in cash	(1,183)	(783)	2,518

Net increase in cash and cash equivalents	136,876	79,918	47,652
Cash and cash equivalents at beginning of year	297,088	217,170	169,518

Cash and cash equivalents at end of year	$433,964	$297,088	$217,170

Supplemental disclosures of cash flow information
Interest paid	$—	$57	$106

Income taxes paid	$5,612	$9,680	$3,894

CommVault Systems, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1.	Nature of Business

CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection, including backup and recovery; data migration and archiving; snapshot management and replication of data; integrated source, and target data deduplication; eDiscovery and compliance solutions; self-service access; a secure virtual repository using Simpana ContentStore; enterprise-wide search capabilities; protection, recovery and discovery of data in virtual server environments; and robust built-in analytics and troubleshooting tools. The Company’s unified suite of data and information management software applications, which is sold under the Simpana brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.

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

The Company’s other professional services include consulting services, implementation and post-deployment services and education services. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting services and implementation and post-deployment services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting services and implementation and post-deployment services are based upon a daily or weekly rate and are recognized when the services are completed. Education services include courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Education services fees are recognized as revenue after the course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 90 days of entering into an agreement. The Company’s determination of fair value for other professional services has not changed for the periods presented.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2013	2012	2011
Net income	$53,209	$31,940	$21,004

Basic net income per common share:
Basic weighted average shares outstanding	45,463	44,089	43,283

Basic net income per common share	$1.17	$0.72	$0.49

Diluted net income per common share:
Basic weighted average shares outstanding	45,463	44,089	43,283
Dilutive effect of stock options and restricted stock units	2,867	3,112	3,018

Diluted weighted average shares outstanding	48,330	47,201	46,301

Diluted net income per common share	$1.10	$0.68	$0.45

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2013	2012	2011
Stock options and restricted stock units	554	626	1,002

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

Accounting for Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2013, the Company had net deferred tax assets of approximately $40,494, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of March 31, 2013, the Company maintains a valuation allowance against its deferred tax assets totaling $1,395 primarily related to the uncertainty of the Company’s ability to utilize New Jersey state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

As of March 31, 2013, the Company had unrecognized tax benefits of $4,570, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $842 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2013, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled approximately 20%, 22% and 23% of total revenues for the years ended March 31, 2013, 2012 and 2011, respectively. Dell accounted for 23% of accounts receivable as of both March 31, 2013 and 2012. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 29%, 26% and 25% of total revenues for the years ended March 31, 2013, 2012 and 2011, respectively. Arrow accounted for approximately 39% and 30% of total accounts receivable as of March 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2013, the Company’s short-term investments balance consisted of certificates of deposit.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2013 and March 31, 2012:

	March 31,
	2013	2012
Cash and cash equivalents:
Money market funds	$342,458	$232,037

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

Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for its intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for its intended use. Land is not depreciated.

Asset Retirement Obligation

A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. The Company maintains certain office space for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $525 and $552 as of March 31, 2013 and 2012, respectively.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value would be determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2013, 2012 and 2011.

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

Deferred revenue consists of the following:

	March 31,
	2013	2012
Current:
Deferred software revenue	$9,193	$3,764
Deferred services revenue	143,774	121,550

	$152,967	$125,314

Non-current:
Deferred services revenue	$31,303	$22,059

Accounting for Stock-Based Compensation

The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the date of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2013, 2012 and 2011, the Company included $23,080, $16,009, and $7,044, respectively, as a financing cash inflow.

Share Repurchases

The Company considers all shares repurchased as cancelled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. The Company did not repurchase any shares of its common stock in the fiscal year ended March 31, 2013. As a result of the Company’s stock repurchases in the fiscal year ended March 31, 2012, the Company reduced common stock and additional paid-in capital by $6,799 and accumulated deficit by $38,840.

Sales Tax

The Company records revenue net of sales tax.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $4,646, $4,582, and $3,819 for the years ended March 31, 2013, 2012 and 2011, respectively.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction losses of $275, $232 and $623 in the years ended March 31, 2013, March 31, 2012 and March 31, 2011, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one to three months. As of March 31, 2013 and March 31, 2012, the Company did not have any forward contracts outstanding. The Company recorded net realized losses of $152 and net realized gains of $37 in general and administrative expenses related to the settlement of a forward exchange contracts in the years ended March 31, 2013 and 2012, respectively. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.

Comprehensive Income

Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders.

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The new requirements will take effect for the Company in the first quarter of fiscal 2014 and will be applied prospectively. The Company does not believe the adoption of ASU 2013-02 will have a significant impact on its consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for the Company in the first quarter of fiscal 2013 and was applied retrospectively. There was no significant impact on the Company’s consolidated financial statements.

The FASB also continues to work on a number of significant accounting rules which may impact the Company’s accounting and disclosures in future periods. Since these rules have not yet been issued, the effective dates and potential impact are unknown.

3.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2013	2012
Computers, servers and other equipment	$25,513	$20,792
Construction in process	10,162	953
Leasehold improvements	8,279	6,631
Furniture and fixtures	2,183	2,037
Purchased software	1,970	1,818

	48,107	32,231
Less: Accumulated depreciation and amortization	(26,995)	(23,094)

	$21,112	$9,137

Construction in process at March 31, 2013 is comprised of the purchase of land and related design and construction cost for the Company’s planned corporate campus headquarters, which the Company expects to finalize over approximately the next 2 years. The value of land included in construction in process at March 31, 2013 is $5,915. The Company recorded depreciation and amortization expense of $4,939, $4,484, and $3,906 for the years ended March 31, 2013, 2012 and 2011, respectively.

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,
	2013	2012
Compensation and related payroll taxes	$32,397	$28,391
Other	23,180	17,497

	$55,577	$45,888

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

5.	Commitments and Contingencies

Leases

The Company leases various office and warehouse facilities under non-cancelable leases, which expire on various dates through September 2017. Future minimum lease payments under all operating leases at March 31, 2013 are as follows:

Year Ending March 31:
2014	$9,639
2015	9,313
2016	4,717
2017	1,342
2018	156

$25,167

Rent expenses were $10,037, $8,498, and $6,778 for the years ended March 31, 2013, 2012 and 2011, respectively.

Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Letter of Credit

As of March 31, 2013, the Company had an outstanding letter of credit for $144 issued in connection with a revenue transaction. This letter of credit will remain outstanding until September 17, 2013.

Purchase Commitments

The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2013 are approximately $4,403 for fiscal 2014, $1,062 for fiscal 2015, $729 for fiscal 2016 and $112 for fiscal 2017, totaling $6,306 for all periods through fiscal 2018. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services and the design and construction of the Company’s corporate campus headquarters.

The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $2,081 in fiscal 2013, $1,611 in fiscal 2012 and $1,295 in fiscal 2011.

Indemnifications

The Company offers a 90-day limited product warranty for its software.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2013, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions that are both considered reasonably possible of occurring and also would require disclosure under the guidance.

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

6.	Capitalization

As of March 31, 2013 and 2012, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2013 and 2012, there were no shares of preferred stock outstanding.

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

Common Stock

The Company had 46,397 and 44,594 shares of common stock, par value $0.01, outstanding at March 31, 2013 and March 31, 2012, respectively.

As of March 31, 2013, the Company is authorized to repurchase up to a total of $220,000 of its common stock through March 31, 2014 under its share repurchase program. As of March 31, 2013, the Company has repurchased approximately $117,157 under the share repurchase authorization and may repurchase an additional $102,843 of its common stock under the current program through March 31, 2014.

Shares Reserved for Issuance

The Company has reserved 7,637 shares to allow for the exercise of all outstanding options and vesting of restricted stock units at March 31, 2013.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

7.	Stock Plans

As of March 31, 2013, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).

Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2013, there were 571 options available for future grant under the Plan.

The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of March 31, 2013, approximately 550 shares were available for future issuance under the LTIP.

As of March 31, 2013, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first 12 months do not vest until the first anniversary of the grant. However, from time to time the company grants equity awards that vest between one and three years. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.

The Company estimated the fair value of stock options granted using the Black-Scholes formula. The average expected life for fiscal 2012 was determined according to the “simplified” method, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, the Company began incorporating its historical data into the expected term calculation for stock options granted. The Company is now able to demonstrate significant stock option exercise activity for options granted subsequent to its initial public offering to provide a reasonable basis for incorporating historical data into its expected term of future stock option grants. As a result, during fiscal 2013, the Company’s calculation of expected term included a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics would be exercised based on the Company’s historical data. In determining expected life, the Company separates employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility through September 30, 2012 was calculated based on a blended approach that included the historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock. Effective October 1, 2012, the Company excluded the historical volatility of a peer group in its expected volatility calculation due to the fact that the Company’s common stock has been publicly traded for a period that approximates its weighted average expected term. As a result, expected volatility from October 1, 2012 to March 31, 2013 was calculated based on a blended approach that included the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock.

The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2013	2012	2011
Dividend yield	None	None	None
Expected volatility	45% - 50%	42% - 47%	40% - 45%
Weighted average expected volatility	47%	45%	44%
Risk-free interest rates	0.60% - 1.40%	1.06% - 2.56%	1.18% - 2.93%
Weighted average expected life (in years)	6.2	6.2	6.2

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2013, 2012 and 2011.

	Year Ended March 31,
	2013	2012	2011
Cost of services revenue	$963	$648	$346
Sales and marketing	13,508	9,818	7,040
Research and development	3,020	2,270	1,719
General and administrative	12,607	8,690	6,518

Stock-based compensation expense	$30,098	$21,426	$15,623

The Company recognized a tax benefit related to stock-based compensation of $8,901 in the year ended March 31, 2013, $7,276 in the year ended March 31, 2012 and $5,352 in the year ended March 31, 2011.

As of March 31, 2013, there was approximately $93,280 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.70 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2010 to March 31, 2013:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	8,070	$10.38
Options granted	1,191	27.27
Options exercised	(2,066)	8.30
Options forfeited	(144)	15.62
Options expired	(17)	11.61

Outstanding at March 31, 2011	7,034	13.75
Options granted	1,240	41.74
Options exercised	(1,513)	11.98
Options forfeited	(99)	25.61
Options expired	(6)	8.23

Outstanding at March 31, 2012	6,656	19.19
Options granted	1,289	60.07
Options exercised	(1,361)	13.32
Options forfeited	(129)	35.11
Options expired	(16)	11.24

Outstanding at March 31, 2013	6,439	$28.31	6.38	$345,553

Vested or expected to vest at March 31, 2013	6,328	$27.58	6.30	$342,355

Exercisable at March 31, 2013	3,787	$15.51	4.73	$251,746

The weighted average fair value of stock options granted was $27.28 per share, $18.77 per share, and $12.23 per share during the years ended March 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $65,973, $51,145, and $39,119 in the years ended March 31, 2013, 2012 and 2011, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2010	1,011	$15.33
Granted	507	26.96
Vested	(403)	14.44
Forfeited	(105)	17.71

Non-vested as of March 31, 2011	1,010	21.27
Granted	623	42.07
Vested	(439)	19.61
Forfeited	(81)	27.14

Non-vested as of March 31, 2012	1,113	33.24
Granted	613	57.01
Vested	(442)	29.79
Forfeited	(86)	37.49

Non-vested as of March 31, 2013	1,198	$46.45

The total fair value of the restricted stock units that vested during the years ended March 31, 2013, 2012 and 2011 was $25,649, $18,579 and $10,157, respectively.

The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2013:

Range of Exercise Prices	Options Outstanding March 31, 2013	Weighted-Average		Options Exercisable at March 31, 2013	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price
$ 4.00 - 11.12	1,816	3.19	$7.26	1,764	$7.15
11.37 - 22.59	1,400	5.21	17.09	1,261	16.54
23.54 - 41.55	1,931	8.09	34.82	748	32.84
43.30 - 76.83	1,046	9.48	56.28	14	49.42
77.57 - 77.57	246	9.95	77.57	—	—

$ 4.00 - 77.57	6,439	6.38	$28.31	3,787	$15.51

8.	Income Taxes

The components of income before income taxes were as follows:

	Year Ended March 31,
	2013	2012	2011
Domestic	$72,650	$43,526	$31,553
Foreign	9,304	6,466	4,762

	$81,954	$49,992	$36,315

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2013	2012	2011
Current:
Federal	$23,537	$18,716	$6,311
State	2,238	2,292	1,781
Foreign	5,073	2,037	(579)
Deferred:
Federal	(1,107)	(3,196)	2,883
State	18	(2,673)	4,501
Foreign	(1,014)	876	414

	$28,745	$18,052	$15,311

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2013, 2012 and 2011 are as follows:

	Year Ended March 31,
	2013	2012	2011
Statutory federal income tax expense rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal income tax effect	2.5	2.6	3.9
Impact of state tax rate change on deferred tax assets	—	1.0	0.5
Foreign earnings taxed at different rates	0.4	1.8	0.5
Permanent differences	1.9	3.0	1.5
Foreign tax credits	(1.4)	(1.4)	(1.4)
Research credits	(3.0)	(2.7)	(5.0)
Tax reserves	0.1	—	(4.6)
Change in valuation allowance	—	(3.2)	11.9
Other differences, net	(0.4)	—	(0.1)

Effective income tax expense	35.1%	36.1%	42.2%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. Among other provisions, the Act reenacted the research and development credit, which had previously expired on December 31, 2011. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of 2013 calendar year. The tax benefit of 3.0% recognized in fiscal 2013 reflected in the rate reconciliation table includes an additional benefit of 0.4% related to periods prior to March 31, 2012 as tax law is accounted for in the period of enactment.

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

	March 31,
	2013	2012
Deferred tax assets:
Stock-based compensation	$15,198	$11,832
Tax credits	13,613	18,478
Deferred revenue	7,236	4,385
Net operating losses	1,603	1,858
Depreciation and amortization	2,005	1,289
Allowance for doubtful accounts and other reserves	1,000	1,049
Accrued expenses	1,234	1,107

Total deferred tax assets	41,889	39,998
Less: valuation allowance	(1,395)	(1,420)

Net deferred tax assets	$40,494	$38,578

At March 31, 2013, the Company maintained valuation allowances totaling $1,395 against its deferred tax assets. Specifically, the Company has a valuation allowance of $1,343 against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable. In addition, the Company has a valuation allowance of $52 against foreign net operating loss carryforwards in a certain international jurisdiction. In assessing the need for a valuation allowance against its net operating loss carryforwards in such international jurisdiction, the Company considered projected future income as part of its analysis.

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $9,634 on March 31, 2013.

Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $23,126 and $16,072 for the years ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the Company has state net operating loss (NOL) carryforwards of approximately $2,074 and NOL carryforwards for foreign tax purposes of approximately $5,997.

At March 31, 2013, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $8,308 and $4,767, respectively. The federal research tax credit carryforwards expire from 2022 through 2033, and the state research tax credit carryforwards expire from 2014 through 2028. At March 31, 2013, the Company has federal Alternative Minimum Tax credit carryforwards of $1,586.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company’s U.S. Federal income tax return for the fiscal year ended March 31, 2011 is currently under audit by the U.S. Internal Revenue Service. In addition, the Company’s German subsidiary’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2010 are currently under audit by the German tax authorities. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2013. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2002 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2006 - Present

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

Balance at March 31, 2010	$5,229
Additions for tax positions related to fiscal 2011	512
Additions for tax positions related to prior years	86
Settlements and effective settlements with tax authorities and related remeasurements	—
Reductions related to the expiration of statutes of limitations	(1,447)
Foreign currency translation adjustment	101

Balance at March 31, 2011	4,481
Additions for tax positions related to fiscal 2012	582
Additions for tax positions related to prior years	96
Settlements and effective settlements with tax authorities and related remeasurements	—
Reductions related to the expiration of statutes of limitations	(390)
Foreign currency translation adjustment	(70)

Balance at March 31, 2012	4,699
Additions for tax positions related to fiscal 2013	401
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and related remeasurements	(511)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(19)

Balance at March 31, 2013	$4,570

All of the Company’s unrecognized tax benefits at March 31, 2013 of $4,570, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Accordingly, the Company has recorded its unrecognized tax benefits of $4,570 and $4,699 and the related accrued interest and penalties of $842 and $784 in Other Liabilities on the Consolidated Balance Sheet at March 31, 2013 and March 31, 2012, respectively. The Company believes that it is reasonably possible that approximately $90 of its currently remaining unrecognized tax benefits and approximately $12 of related accrued interest and penalties may be realized by the end of the fiscal year ending March 31, 2014 as a result of the lapse of the statute of limitations. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2013, 2012 and 2011, the Company recognized $107, $117 and $152, respectively, of interest and penalties in the Consolidated Statement of Income.

9.	Employee Benefit Plan

The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. During the years ended March 31, 2013 and 2012, the Company made contributions of $1,132 and $265, respectively.

10.	Segment Information

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

Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2013	2012	2011
Revenue:
United States	$288,370	$248,749	$190,706
Other	207,480	157,890	124,070

	$495,850	$406,639	$314,776

No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2013, 2012 and 2011. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2013	2012
Long-lived assets:
United States	$22,046	$8,131
Other	6,144	5,346

	$28,190	$13,477

CommVault Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

At March 31, 2013 no other individual country, other than the United States, accounts for 10% or more of long-lived assets. At March 31, 2012 the United Kingdom had long-lived assets of $2,872.

11.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2013
Total revenue	$111,267	$118,162	$128,147	$138,274
Gross margin	95,977	102,819	111,684	120,418
Net income	10,125	13,899	12,200	16,985
Net income per common share:
Basic (1)	$0.23	$0.31	$0.27	$0.37
Diluted (1)	$0.21	$0.29	$0.25	$0.35

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2012
Total revenue	$91,527	$97,458	$103,640	$114,014
Gross margin	79,484	84,384	90,030	99,334
Net income	7,039	7,899	7,160	9,842
Net income per common share:
Basic (1)	$0.16	$0.18	$0.16	$0.22
Diluted (1)	$0.15	$0.17	$0.15	$0.21

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, using those criteria, our management concluded that, as of March 31, 2013, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

CommVault Systems, Inc.

We have audited CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 of CommVault Systems, Inc. and our report dated May 14, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

MetroPark, New Jersey

May 14, 2013

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2013. Information with respect to this Item is incorporated herein by reference from our 2013 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.

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

Information with respect to this Item is incorporated herein by reference from our 2013 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item is incorporated herein by reference from our 2013 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2013 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans.

The following information is as of March 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	7,637,008	$28.31	1,121,109
Equity compensation plans not approved by security holder	—	—	—

Totals	7,637,008	$28.31	1,121,109(2)

(1)	Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan.

(2)	On each April 1, the number of shares available for issuance under the 2006 Long-Term Stock Incentive Plan is increased, if applicable, such that the total number of shares available for awards under the 2006 Long-Term Stock Incentive Plan as of any April 1 is equal to 5% of the number of outstanding shares of our common stock on that April 1.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item is incorporated herein by reference from our 2013 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services

Information with respect to this Item is incorporated herein by reference from our 2013 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.

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

Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:

Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2011, 2012 and 2013.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2011
Allowance for doubtful accounts	$292	$(42)	$144	$106
Valuation allowance for deferred taxes	$—	$4,306	$—	$4,306
Year Ended March 31, 2012
Allowance for doubtful accounts	$106	$(2)	$7	$97
Valuation allowance for deferred taxes	$4,306	$(2,886)	$—	$1,420
Year Ended March 31, 2013
Allowance for doubtful accounts	$97	$12	$6	$103
Valuation allowance for deferred taxes	$1,420	$—	$25	$1,395

Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

3.2	Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

3.3	Certification of Designation of Series A Junior Participating Preferred Stock of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2008).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

4.2	Rights Agreement between CommVault Systems, Inc. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated November 14, 2008).

9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.1*	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.2*	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.3*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.4*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.5*	Employment Agreement, dated as of February 1, 2004, between CommVault Systems, Inc. and N. Robert Hammer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.6*	Form of Employment Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.7*	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.8*	Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Brian Carolan, David West and Ron Miiller (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.9*	Form of Indemnity Agreement between CommVault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

Exhibit No.	Description
10.10	Software License Agreement, dated December 17, 2003, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.11†	Addendum One to the License and Distribution Agreement, dated May 5, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.12†	Addendum Two to the License and Distribution Agreement, dated November 22, 2004, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.13†	Addendum Three to the License and Distribution Agreement, dated April 28, 2005, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.14†	Addendum Five to the License and Distribution Agreement, dated June 6, 2006, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.15†	CommVault Systems Amended and Restated Reseller Agreement, effective as of April 6, 2005, between CommVault Systems and Dell Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.16†	Addendum Six to the Software License Agreement, dated August 9, 2007, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).

10.17†	Addendum Seven to the Software License Agreement, dated March 27, 2008, by and between Dell Products L.P. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2008).

10.18†	Addendum Nine to the Software License Agreement, dated September 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.19†	Addendum Ten to the Software License Agreement, dated October 1, 2008, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.20	Direct Supplier Agreement, dated August 2, 2008, by and between CommVault Systems, Inc. and Dell Products L.P. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008).

10.21†	Addendum Eleven to the Software License Agreement, dated April 9, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ending March 31, 2009).

10.22†	Addendum Twelve to the Software License Agreement, dated June 23, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

10.23†	Addendum Thirteen to the Software License Agreement, dated July 31, 2009, by and between Dell Global B.V. and CommVault Systems, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

Exhibit No.	Description
21.1	List of Subsidiaries of CommVault Systems, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 14, 2013.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2013.

Signature	Title

/s/ N. ROBERT HAMMER N. Robert Hammer	Chairman, President and Chief Executive Officer

/s/ BRIAN CAROLAN Brian Carolan	Vice President, Chief Financial Officer

/s/ GARY MERRILL Gary Merrill	Vice President, Chief Accounting Officer

/s/ LOUIS F. MICELI Louis F. Miceli	Senior Vice President, Finance

/s/ ALAN G. BUNTE Alan G. Bunte	Director

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director

/s/ ARMANDO GEDAY Armando Geday	Director

/s/ KEITH GEESLIN Keith Geeslin	Director

/s/ F. ROBERT KURIMSKY F. Robert Kurimsky	Director

/s/ DANIEL PULVER Daniel Pulver	Director

/s/ GARY SMITH Gary Smith	Director

/s/ DAVID F. WALKER David F. Walker	Director