Form 10-Q
period 2013-06-30
COMMVAULT SYSTEMS INC
filed 2013-08-01
CIK 1169561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

Yes  ☐    No  ☒

As of July 23, 2013, there were 46,732,057 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.

FORM 10-Q

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$458,818	$433,964
Short-term investments	—	1,948
Trade accounts receivable, less allowance for doubtful accounts of $102 at June 30, 2013 and $103 at March 31, 2013	75,219	85,033
Prepaid expenses and other current assets	12,032	15,225
Deferred tax assets, net	21,128	19,328

Total current assets	567,197	555,498

Deferred tax assets, net	23,138	21,166
Property and equipment, net	35,459	21,112
Other assets	6,948	7,078

Total assets	$632,742	$604,854

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,584	$3,860
Accrued liabilities	44,130	55,577
Deferred revenue	156,556	152,967

Total current liabilities	206,270	212,404

Deferred revenue, less current portion	32,641	31,303
Other liabilities	7,107	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2013 and March 31, 2013	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,635 shares and 46,397 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	466	464
Additional paid-in capital	412,631	391,772
Accumulated deficit	(24,468)	(37,930)
Accumulated other comprehensive loss	(1,905)	(289)

Total stockholders’ equity	386,724	354,017

Total liabilities and stockholders’ equity	$632,742	$604,854

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Revenues:
Software	$65,299	$54,235
Services	69,109	57,032

Total revenues	134,408	111,267

Cost of revenues:
Software	655	678
Services	17,123	14,612

Total cost of revenues	17,778	15,290

Gross margin	116,630	95,977

Operating expenses:
Sales and marketing	67,201	56,387
Research and development	12,851	10,951
General and administrative	13,728	11,090
Depreciation and amortization	1,453	1,133

Income from operations	21,397	16,416

Interest income	242	236

Income before income taxes	21,639	16,652

Income tax expense	8,177	6,527

Net income	$13,462	$10,125

Net income per common share:
Basic	$0.29	$0.23

Diluted	$0.27	$0.21

Weighted average common shares outstanding:
Basic	46,542	44,761

Diluted	49,289	47,582

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net income	$13,462	$10,125

Other comprehensive loss:
Foreign currency translation adjustment	(1,616)	(522)

Comprehensive income	$11,846	$9,603

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid – In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of March 31, 2013	46,397	$464	$391,772	$(37,930)	$(289)	$354,017
Stock-based compensation			9,508			9,508
Tax benefits relating to stock-based payments			8,296			8,296
Exercise of common stock options and vesting of restricted stock units	238	2	3,055			3,057
Net income				13,462		13,462
Foreign currency translation adjustment					(1,616)	(1,616)

Balance as of June 30, 2013	46,635	$466	$412,631	$(24,468)	$(1,905)	$386,724

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$13,462	$10,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,473	1,160
Noncash stock-based compensation	9,508	5,928
Excess tax benefits from stock-based compensation	(8,285)	(3,060)
Deferred income taxes	(3,994)	237

Changes in operating assets and liabilities:
Trade accounts receivable	9,050	10,304
Prepaid expenses and other current assets	3,150	686
Other assets	47	664
Accounts payable	217	384
Accrued liabilities	(7,192)	(7,385)
Deferred revenue	7,182	(1,240)
Other liabilities	(44)	106

Net cash provided by operating activities	24,574	17,909

Cash flows from investing activities
Purchase of short-term investments	—	(1,948)
Proceeds from maturity of short-term investments	1,948	3,146
Purchases for corporate campus headquarters	(8,715)	(222)
Purchase of property and equipment	(1,312)	(1,459)

Net cash used in investing activities	(8,079)	(483)

Cash flows from financing activities
Proceeds from the exercise of stock options	3,057	2,751
Excess tax benefits from stock-based compensation	8,285	3,060

Net cash provided by financing activities	11,342	5,811

Effects of exchange rate – changes in cash	(2,983)	(2,190)

Net increase in cash and cash equivalents	24,854	21,047
Cash and cash equivalents at beginning of period	433,964	297,088

Cash and cash equivalents at end of period	$458,818	$318,135

Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$5,897	—

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited

(In thousands, except per share data)

1.	Basis of Presentation

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

The consolidated financial statements as of June 30, 2013 and for the three months ended June 30, 2013 and 2012 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2013. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

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

2.	Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2013 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2013.

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

Deferred revenue consists of the following:

	June 30, 2013	March 31, 2013
Current:
Deferred software revenue	$9,176	$9,193
Deferred services revenue	147,380	143,774

	$156,556	$152,967

Non-current:
Deferred services revenue	$32,641	$31,303

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell totaled 20% and 22% of total revenues for the three months ended June 30, 2013 and 2012. Dell accounted for 20% and 23% of accounts receivable as of June 30, 2013 and March 31, 2013, respectively. Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 29% and 27% of total revenues for the three months ended June 30, 2013 and 2012, respectively. Arrow accounted for approximately 37% and 39% of total accounts receivable as of June 30, 2013 and March 31, 2013, respectively.

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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Cash and cash equivalents:
Money market funds	$367,101	$342,458

All of the Company’s financial instruments in the table above were classified and measured as Level I instruments.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued new guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income where the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The new guidance also requires disclosures to present current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income separately for each component of other comprehensive income on the face of the financial statements or in the footnotes. The adoption of the new pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. There have been no amounts reclassified out of accumulated other comprehensive income.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2013	March 31, 2013
Computers, servers and other equipment	$26,332	$25,513
Construction in process	24,774	10,162
Leasehold improvements	8,321	8,279
Furniture and fixtures	2,185	2,183
Purchased software	1,971	1,970

	63,583	48,107
Less: Accumulated depreciation and amortization	(28,124)	(26,995)

	$35,459	$21,112

Construction in process at June 30, 2013 is comprised of the purchase of land and related design and construction cost for the Company’s planned corporate campus headquarters, which the Company expects to finalize over approximately the next 16-24 months. The value of land included in construction in process at June 30, 2013 is $5,915.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

4.	Net Income per Common Share

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,
	2013	2012

Net income	$13,462	$10,125

Basic net income per common share:
Basic weighted average shares outstanding	46,542	44,761

Basic net income per common share	$0.29	$0.23

Diluted net income per common share:
Basic weighted average shares outstanding	46,542	44,761
Dilutive effect of stock options and restricted stock units	2,747	2,821

Diluted weighted average shares outstanding	49,289	47,582

Diluted net income per common share	$0.27	$0.21

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 1,166 and 1,096 for the three months ended June 30, 2013 and 2012, respectively, because the effect would have been anti-dilutive.

5.	Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of June 30, 2013, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions that are both considered reasonably possible of occurring and also would require disclosure under the guidance.

6.	Capitalization

As of June 30, 2013, the Company has repurchased approximately $117,157 under the stock repurchase authorization and may repurchase an additional $102,843 of its common stock under the current program through March 31, 2014. The Company did not repurchase any shares during the three months ended June 30, 2013.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

7.	Stock Plans

The following summarizes the activity by award type for the Company’s two stock incentive plans, the 1996 Stock Option Plan and the 2006 Long-Term Incentive Plan, for the three months ended June 30, 2013:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2013	6,439	$28.31
Options granted	31	73.61
Options exercised	(148)	20.67
Options forfeited	(6)	47.26
Options expired	—	—

Outstanding as of June 30, 2013	6,316	$28.70	6.16	$298,484

Vested or expected to vest as of June 30, 2013	6,236	$28.17	6.10	$296,763

Exercisable as of June 30, 2013	3,858	$16.00	4.59	$231,072

The weighted average fair value of stock options granted was $28.35 per option during the three months ended June 30, 2013 and $21.54 per option during the three months ended June 30, 2012. The total intrinsic value of options exercised was $8,068 as of the three months ended June 30, 2013 and $8,309 as of the three months ended June 30, 2012. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,
	2013	2012
Dividend yield	None	None
Expected volatility	45%-47%	45%-48%
Weighted average expected volatility	45%	48%
Risk-free interest rates	0.70%-1.04%	0.73%-0.85%
Weighted average expected life (in years)	4.6	4.8

Restricted stock unit activity for the three months ended June 30, 2013 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value

Non-vested as of March 31, 2013	1,198	$46.45
Awarded	28	73.30
Vested	(90)	29.87
Forfeited	(13)	48.72

Non-vested as of June 30, 2013	1,123	$48.42

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
Cost of services revenue	$298	$184
Sales and marketing	4,261	2,636
Research and development	957	624
General and administrative	3,992	2,484

Stock-based compensation expense	9,508	$5,928

As of June 30, 2013, there was approximately $92,365 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.52 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

8.	Income Taxes

Income Tax Expense

Income tax expense was $8,177 for the three months ended June 30, 2013 with an effective tax rate of 38%. The effective rate in the three months ended June 30, 2013 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and development tax credits, foreign tax credits, and domestic production activities deductions.

The provision for income taxes for the three months ended June 30, 2012 was $6,527 with an effective tax rate of 39%. The effective rate in the three months ended June 30, 2012 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions.

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

Balance at March 31, 2013	$4,570
Additions for tax positions related to fiscal 2014	92
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	7

Balance at June 30, 2013	$4,669

All of the Company’s unrecognized tax benefits at June 30, 2013 of $4,669, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,669 and $4,570 and the related accrued interest and penalties of $884 and $842 in Other Liabilities on the Consolidated Balance Sheet at June 30, 2013 and March 31, 2013, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, Search and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of June 30, 2013, we had licensed our software applications to approximately 18,600 registered customers.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. Approximately 74% and 66% of software license revenue was sold on a capacity basis during the three months ended June 30, 2013 and 2012, respectively. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the foreseeable future.

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

Sources of Revenues

We derive approximately half of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 49% of our total revenues for the three months ended June 30, 2013 and 2012.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions (transactions greater than $0.1 million). We expect the number of enterprise software transactions and resulting software revenue to increase throughout fiscal 2014, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 55% of our total software revenue in the three months ended June 30, 2013 and approximately 56% of our total software revenue for the three months ended June 30, 2012.

Software revenue generated through indirect distribution channels was approximately 89% of total software revenue in the three months ended June 30, 2013 and was approximately 88% of total software revenue in the three months ended June 30, 2012. Software revenue generated through direct distribution channels was approximately 11% of total software revenue in the three months ended June 30, 2013 and was approximately 12% of total software revenue in the three months ended June 30, 2012. The dollar value of software revenue generated through indirect distribution channels increased approximately $10.7 million, or 22%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The dollar value of software revenue generated through direct distribution channels increased $0.4 million, or 6%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in both our United States and international operations in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In addition, software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through both of our agreements with Dell accounted for 20% of our total revenues for the three months ended June 30, 2013 and 22% of our total revenues for three months ended June 30, 2012.

We also have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. During the three months ended June 30, 2013 and 2012, we did not recognize a material amount of revenue under our original equipment manufacturer agreement with NetApp.

Overall, we have original equipment manufacturer agreements primarily with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements accounted for 13% of our total revenues for the three months ended June 30, 2013 and 15% of our total revenues for the three months ended June 30, 2012.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 29% of our total revenues through Arrow in three months ended June 30, 2013 and approximately 27% in the three months ended June 30, 2012. Avnet’s total revenue contribution was not material in three months ended June 30, 2013 and 2012. If Arrow or Avnet were to discontinue or reduce the sales of our products, or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 51% of our total revenues for the three months ended June 30, 2013 and 2012.

The gross margin of our services revenue was 75.2% for the three months ended June 30, 2013 and 74.4% for the three months ended June 30, 2012. The increase in the gross margin of our services revenue in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a higher percentage of our services revenue being derived from customer support agreements as a result of sales to new customers and renewal agreements with our installed customer base. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.0% for three months ended June 30, 2013 and 98.7% for the three months ended June 30, 2012. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

•	Depreciation and Amortization, consists of depreciation expense primarily for computer, servers and other equipment we use for information services and in our development and test labs.

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 38% of our total revenue for the three months ended June 30, 2013 and approximately 43% of our total revenue for the three months ended June 30, 2012. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the corresponding fiscal 2013 period, our total revenues, would have been lower by $0.1 million, our cost of sales would have been higher by $0.1 million, and our operating expenses would have been higher by $0.2 million from non-U.S. operations for the three months ended June 30, 2013.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.1 million in both the three months ended June 30, 2013 and 2012.

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

Stock-Based Compensation

As of June 30, 2013, we maintain two stock incentive plans. We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

For the three months ended June 30, 2013, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility for the three months ended June 30, 2013 was calculated based on the implied volatility of our traded options with a maturity greater than six months and the historical realized volatility of our common stock.

For the three months ended June 30, 2013, the risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model in the fiscal years ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,
	2013	2012
Dividend yield	None	None
Expected volatility	45%-47%	45%-48%
Weighted average expected volatility	45%	48%
Risk-free interest rates	0.70%-1.04%	0.73%-0.85%
Weighted average expected life (in years)	4.6	4.8

The weighted average fair value of stock options granted was $28.35 per option during the three months ended June 30, 2013 and $21.54 per option during the year ended June 30, 2012. In addition, the weighted average fair value of restricted stock units awarded was $73.30 per share during the three months ended June 30, 2013 and $51.32 per share during the three months ended June 30, 2012.

As of June 30, 2013, there was approximately $92.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.52 years. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2013, we had net deferred tax assets of approximately $44.3 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance.

As of June 30, 2013 we had unrecognized tax benefits of $4.7 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.9 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.7 million and the related accrued interest and penalties of $0.9 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.1 million of our currently remaining unrecognized tax benefits and approximately less than $0.1 million of related accrued interest and penalties may be realized by the end of fiscal 2014 as a result of the lapse of the statute of limitations.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended June 30,
	2013	2012

Revenues:
Software	49%	49%
Services	51	51

Total revenues	100%	100%

Cost of revenues:
Software	0%	1%
Services	13	13

Total cost of revenues	13%	14%

Gross margin	87%	86%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenues

Total revenues increased $23.1 million, or 21%, from $111.3 million in the three months ended June 30, 2012 to $134.4 million in the three months ended June 30, 2013.

Software Revenue. Software revenue increased $11.1 million, or 20%, from $54.2 million in the three months ended June 30, 2012 to $65.3 million in the three months ended June 30, 2013. Software revenue represented 49% of our total revenues in the three months ended June 30, 2013 and 2012.

The increase in software revenue was primarily due to higher software revenue derived from our United States operations which increased 45% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In addition, software revenue from our international operations decreased 6% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) increased by $5.4 million, or 18%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a result, enterprise software transactions represented approximately 55% of our software revenue in the three months ended June 30, 2013 and approximately 56% of our software revenue in the three months ended June 30, 2012. This increase was primarily driven by a 27% increase in the total number of such transactions. The average dollar amount of such transactions was approximately $268,000 in the three months ended June 30, 2013 and approximately $288,000 in the three months ended June 30, 2012. Software revenue derived from transactions less than $0.1 million increased $5.7 million, or 24%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $10.7 million, or 22%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and software revenue through our direct sales force increased $0.4 million, or 6%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in the United States in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term.

Services Revenue. Services revenue increased $12.1 million, or 21%, from $57.0 million in the three months ended June 30, 2012 to $69.1 million in the three months ended June 30, 2013. Services revenue represented 51% of our total revenues in the three months ended June 30, 2013 and 2012. The increase in services revenue is primarily due to a $10.6 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $2.5 million, or 16%, from $15.3 million in the three months ended June 30, 2012 to $17.8 million in the three months ended June 30, 2013. Total cost of revenues represented 13% of our total revenues in the three months ended June 30, 2013 compared to 14% in the three months ended June 30, 2012.

Cost of Software Revenue. Cost of software remained flat at $0.7 million in the three months ended June 30, 2013 and 2012. Cost of software revenue represented less than 1% of our total software revenue in the three months ended June 30, 2013 and 1% in the three months ended June 30, 2012.

Cost of Services Revenue. Cost of services revenue increased $2.5 million, or 17%, from $14.6 million in the three months ended June 30, 2012 to $17.1 million in the three months ended June 30, 2013. Cost of services revenue represented 25% of our services revenue in the three months ended June 30, 2013 and 26% in the three months ended June 30, 2012. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $2.1 million mainly due to the expansion of our worldwide customer support operations.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $10.8 million, or 19%, from $56.4 million in the three months ended June 30, 2012 to $67.2 million in the three months ended June 30, 2013. The increase is primarily due to a $4.8 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $1.9 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products and a $1.6 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues decreased to 50% in the three months ended June 30, 2013 from 51% in the three months ended June 30, 2012.

Research and Development. Research and development expenses increased $1.9 million, or 17%, from $11.0 million in the three months ended June 30, 2012 to $12.9 million in the three months ended June 30, 2013. The increase is primarily due to a $1.1 million increase in salary and related expenses resulting from the expansion of our engineering group. The increase in research and development expenses also includes a $0.3 million increase in stock-based compensation expense. Research and development expenses as a percentage of total revenues was 10% in both the three months ended June 30, 2013 and the three months ended June 30, 2012. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $2.6 million, or 24%, from $11.1 million in the three months ended June 30, 2012 to $13.7 million in the three months ended June 30, 2013. This increase is primarily due to a $1.5 million increase in stock-based compensation expenses as well as a $0.8 million increase in employee and related compensation.

Depreciation and Amortization. Depreciation expense increased by $0.3 million, or 28%, from $1.1 million in the three months ended June 30, 2012 to $1.5 million in the three months ended June 30, 2013. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $8.2 million in the three months ended June 30, 2013 compared to $6.5 million in the three months ended June 30, 2012. The effective tax rate in the three months ended June 30, 2013 was 38% as compared to 39% in the three months ended June 30, 2012. The effective rate in the three months ended June 30, 2013 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording research and development tax credits, foreign tax credits, and domestic production activities deductions. The effective rate in the three months ended June 30, 2012 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions.

Liquidity and Capital Resources

As of June 30, 2013, our cash and cash equivalents balance of $458.8 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations.

As of June 30, 2013, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $85.8 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

As of June 30, 2013 we are currently authorized to repurchase up to a total of $220.0 million of our common stock through March 31, 2014. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the three months ended June 30, 2013, we did not repurchase any shares of our common stock under our stock repurchase plan. As of June 30, 2013, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we may repurchase an additional $102.8 million of our common stock through March 31, 2014.

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

On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize over approximately the next 16-24 months. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $130 million to $135 million. We expect to fund this capital expenditure from our existing cash and cash equivalent balances and our cash generated from operations.

Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012

Cash provided by operating activities	$24,574	$17,909
Net cash used in investing activities	(8,079)	(483)
Net cash provided by (used in) financing activities	11,342	5,811
Effects of exchange rate-changes in cash	(2,983)	(2,190)

Net increase in cash and cash equivalents	$24,854	$21,047

Net cash provided by operating activities was $24.6 million in the three months ended June 30, 2013 and $17.9 million in the three months ended June 30, 2012. In the three months ended June 30, 2013, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges, a decrease in accounts receivable and an increase in deferred revenue partially offset by a decrease in accrued liabilities primarily due to the pay-out of fiscal 2013 year-end commissions and bonuses. In the three months ended June 30, 2012, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and a decrease in accounts receivable as a result of strong collection efforts, partially offset by a decrease in accrued liabilities primarily due to the pay-out of fiscal 2012 year-end commissions and bonuses.

Net cash used in investing activities was $8.1 million in the three months ended June 30, 2013 and $0.5 million in the three months ended June 30, 2012. In the three months ended June 30, 2013, cash used in investing activities was due to the purchase of property and equipment in the amounts of $8.7 million for purchases relating to our new corporate campus headquarters and $1.3 million of capital expenditures as we continue to invest in and enhance our global infrastructure. These increases were partially offset by net proceeds from the maturity of short-term investments of $1.9 million. In the three months ended June 30, 2012, cash used in investing activities was due to the purchase of property and equipment of $1.7 million as we continue to invest in and enhance our global infrastructure, partially offset by as the net maturity of short-term investments of $1.2 million. We anticipate that as our business grows we will continue to explore opportunities to invest in our global infrastructure.

Net cash provided by financing activities was $11.3 million in the three months ended June 30, 2013 and $5.8 in the three months ended June 30, 2012. The net cash provided by financing activities in the three months ended June 30, 2013 was due to $3.1 million of proceeds from the exercise of stock options and $8.3 million of excess tax benefits recognized as a result of the stock option exercises. The net cash provided by financing activities in the three months ended June 30, 2012 was due to $2.8 million of proceeds from the exercise of stock options and $3.1 million of excess tax benefits recognized as a result of the stock option exercises.

Working capital increased $17.8 million from $343.1 million as of March 31, 2013 to $360.9 million as of June 30, 2013. The increase in working capital is primarily due to a $22.9 million increase in cash and short-term investments and a $11.4 million decrease in accrued liabilities. These increases were partially offset by a $9.8 million decrease in accounts receivable. The increase in cash and short-term investments is primarily due to net income generated during the period, cash received from the collection of account receivables and cash received from the exercise of stock options. The decrease in accrued liabilities is primarily due to the pay-out of fiscal 2013 year-end commissions and bonuses. The decrease in accounts receivable is primarily due to strong collections efforts.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued new guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income where the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The new guidance also requires disclosures to present current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income separately for each component of other comprehensive income on the face of the financial statements or in the footnotes. The adoption of the new pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. There have been no amounts reclassified out of accumulated other comprehensive income.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2013, our cash and cash equivalents balance consisted primarily of money market funds and certificates of deposit. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 38% of our sales were outside the United States in the three months ended June 30, 2013 and 43% were outside the United States in fiscal 2013. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of $0.1 million in both the three months ended June 30, 2013 and 2012. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one month. As of June 30, 2013 and March 31, 2013, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses of approximately $0.2 million in the three months ending June 30, 2013 and 2012. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the three months ended June 30, 2013. As of June 30, 2013, we have repurchased $117.2 million of common stock out of the $220.0 million in total that was authorized under our stock repurchase program. As a result, we may repurchase an additional $102.8 million of our common stock through March 31, 2014.

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

CommVault Systems, Inc.

Dated: August 1, 2013	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated: August 1, 2013	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document