Form 10-Q
period 2013-09-30
COMMVAULT SYSTEMS INC
filed 2013-10-31
CIK 1169561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

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

As of October 25, 2013, there were 47,282,467 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.

FORM 10-Q

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$462,167	$433,964
Short-term investments	22,982	1,948
Trade accounts receivable, less allowance for doubtful accounts of $111 at September 30, 2013 and $103 at March 31, 2013	86,785	85,033
Prepaid expenses and other current assets	13,154	15,225
Deferred tax assets, net	21,698	19,328

Total current assets	606,786	555,498

Deferred tax assets, net	23,761	21,166
Property and equipment, net	50,919	21,112
Other assets	6,845	7,078

Total assets	$688,311	$604,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,129	$3,860
Accrued liabilities	54,841	55,577
Deferred revenue	157,103	152,967

Total current liabilities	216,073	212,404

Deferred revenue, less current portion	34,117	31,303
Other liabilities	7,203	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2013 and March 31, 2013	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 47,075 shares and 46,397 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	471	464
Additional paid-in capital	438,622	391,772
Accumulated deficit	(7,114)	(37,930)
Accumulated other comprehensive loss	(1,061)	(289)

Total stockholders’ equity	430,918	354,017

Total liabilities and stockholders’ equity	$688,311	$604,854

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Software	$70,831	$59,219	$136,130	$113,454
Services	71,032	58,943	140,141	115,975

Total revenues	141,863	118,162	276,271	229,429

Cost of revenues:
Software	636	644	1,291	1,322
Services	17,520	14,699	34,643	29,311

Total cost of revenues	18,156	15,343	35,934	30,633

Gross margin	123,707	102,819	240,337	198,796

Operating expenses:
Sales and marketing	67,147	55,700	134,348	112,087
Research and development	13,344	11,431	26,195	22,382
General and administrative	15,298	12,161	29,026	23,251
Depreciation and amortization	1,498	1,174	2,951	2,307

Income from operations	26,420	22,353	47,817	38,769

Interest income	213	261	455	497

Income before income taxes	26,633	22,614	48,272	39,266

Income tax expense	9,279	8,715	17,456	15,242

Net income	$17,354	$13,899	$30,816	$24,024

Net income per common share:
Basic	$0.37	$0.31	$0.66	$0.53

Diluted	$0.35	$0.29	$0.62	$0.50

Weighted average common shares outstanding:
Basic	46,910	45,106	46,727	44,934

Diluted	49,745	47,815	49,533	47,720

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net income	$17,354	$13,899	$30,816	$24,024

Other comprehensive income (loss):
Foreign currency translation adjustment	844	888	(772)	366

Comprehensive income	$18,198	$14,787	$30,044	$24,390

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid – In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of March 31, 2013	46,397	$464	$391,772	$(37,930)	$(289)	$354,017
Stock-based compensation, net			20,290			20,290
Tax benefits relating to stock-based payments			16,897			16,897
Exercise of common stock options and vesting of restricted stock units	678	7	9,663			9,670
Net income				30,816		30,816
Foreign currency translation adjustment					(772)	(772)

Balance as of September 30, 2013	47,075	$471	$438,622	$(7,114)	$(1,061)	$430,918

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$30,816	$24,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,017	2,361
Noncash stock-based compensation	20,290	12,077
Excess tax benefits from stock-based compensation	(16,843)	(7,287)
Deferred income taxes	(1,208)	2,816

Changes in operating assets and liabilities:
Trade accounts receivable	(1,402)	(1,618)
Prepaid expenses and other current assets	2,108	795
Other assets	197	(1,704)
Accounts payable	(138)	509
Accrued liabilities	5,524	2,819
Deferred revenue	6,760	7,371
Other liabilities	(65)	180

Net cash provided by operating activities	49,056	42,343

Cash flows from investing activities
Purchase of short-term investments	(22,982)	(1,948)
Proceeds from maturity of short-term investments	1,948	3,146
Purchases for corporate campus headquarters	(23,872)	(612)
Purchase of property and equipment	(2,586)	(2,742)

Net cash used in investing activities	(47,492)	(2,156)

Cash flows from financing activities
Proceeds from the exercise of stock options	9,670	7,196
Excess tax benefits from stock-based compensation	16,843	7,287

Net cash provided by financing activities	26,513	14,483

Effects of exchange rate — changes in cash	126	227

Net increase in cash and cash equivalents	28,203	54,897
Cash and cash equivalents at beginning of period	433,964	297,088

Cash and cash equivalents at end of period	$462,167	$351,985

Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$6,369	—

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

The consolidated financial statements as of September 30, 2013 and for the three and six months ended September 30, 2013 and 2012 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2013. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

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

2.	Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2013 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Revenue Recognition

The Company derives revenues from two primary sources: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both software licenses and services.

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

The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-copy basis, on a capacity basis or as site licenses. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

during a specified term. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-through model. Under the sell-through model the Company recognizes revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.

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

Deferred revenue consists of the following:

	September 30, 2013	March 31, 2013
Current:
Deferred software revenue	$4,700	$9,193
Deferred services revenue	152,403	143,774

	$157,103	$152,967

Non-current:
Deferred services revenue	$34,117	$31,303

Total Deferred Revenue	$191,220	$184,270

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2013, the Company’s cash equivalents consisted of money market funds and US Treasury Bills.

Short-term Investments

Short-term investments consist of investments with maturities of twelve months or less that do not meet the criteria of cash equivalents. The company determines classification of the investment as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluates classification whenever changes in circumstances indicate changes in classification may be necessary. The Company’s current short-term investments are classified as held-to-maturity. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. Held-to-maturity investments are initially recorded at cost and adjusted for the amortization of discounts from the date of purchase through maturity.

Income related to investments is recorded as interest income in the Consolidated Statement of Income. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company’s Consolidated Statements of Cash Flows.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of September 30, 2013, the Company’s short-term investments balance consisted of US Treasury Bills.

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

The following tables summarize the fair value of the Company’s financial assets measured at fair value at September 30, 2013 and March 31, 2013:

September 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$359,427	$2,000	—	$361,427
Short-term Investments	—	$22,999	—	$22,999

March 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$342,458	—	—	$342,458
Short-term Investments	$1,948	—	—	$1,948

Valuations of level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, or broker or dealer quotations. There were no transfers between levels in any periods presented.

Concentration of Credit Risk

The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses have historically not been significant.

Sales through the Company’s reseller and original equipment manufacturer agreements with Dell Inc. (“Dell”) totaled 20% and 21% of total revenues for the six months ended September 30, 2013 and 2012, respectively. Dell accounted for 12% and 23% of accounts receivable as of September 30, 2013 and March 31, 2013, respectively.

Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 31% and 28% of total revenues for the six months ended September 30, 2013 and 2012, respectively. Arrow accounted for approximately 43% and 39% of total accounts receivable as of September 30, 2013 and March 31, 2013, respectively.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment requires an entity to present, either on the face of the financial statement or in the notes, the effects on the line items of net income due to significant amounts reclassified out of accumulated other comprehensive income, as well as provide cross-references to other required reclassification disclosures, where applicable. The adoption of the new pronouncement on April 1, 2013 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. There have been no amounts reclassified out of accumulated other comprehensive income in any periods presented.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Property and Equipment

Property and equipment consist of the following:

	September 30,	March 31,
	2013	2013
Computers, servers and other equipment	$27,349	$25,513
Construction in process	40,404	10,162
Leasehold improvements	8,617	8,279
Furniture and fixtures	2,319	2,183
Purchased software	2,018	1,970

	80,707	48,107
Less: Accumulated depreciation and amortization	(29,788)	(26,995)

	$50,919	$21,112

Construction in process at September 30, 2013 is comprised of the purchase of land and related design and construction cost for the Company’s planned corporate campus headquarters, which the Company expects to finalize over approximately the next 14-20 months. The cost of land included in construction in process at September 30, 2013 is $5,915.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net income	$17,354	$13,899	$30,816	$24,024

Basic net income per common share:
Basic weighted average shares outstanding	46,910	45,106	46,727	44,934

Basic net income per common share	$0.37	$0.31	$0.66	$0.53

Diluted net income per common share:
Basic weighted average shares outstanding	46,910	45,106	46,727	44,934
Dilutive effect of stock options and restricted stock units	2,835	2,709	2,806	2,786

Diluted weighted average shares outstanding	49,745	47,815	49,533	47,720

Diluted net income per common share	$0.35	$0.29	$0.62	$0.50

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 316 and 1,144 for the three months ended September 30, 2013 and 2012, respectively, and 311 and 1,085 for the six months ended September 30, 2013 and 2012, respectively, because the effect would have been anti-dilutive.

5.	Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2013, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible.

6.	Capitalization

As of September 30, 2013 the Company has repurchased approximately $117,157 of common stock under the stock repurchase authorization and may repurchase an additional $102,843 of its common stock under the current program through March 31, 2014. The Company did not repurchase any shares during the six months ended September 30, 2013.

7.	Stock Plans

The following summarizes the activity by award type for the Company’s two stock incentive plans, the 1996 Stock Option Plan and the 2006 Long-Term Stock Incentive Plan, for the six months ended September 30, 2013:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2013	6,439	$28.31
Options granted	41	76.02
Options exercised	(510)	18.97
Options forfeited	(46)	44.42
Options expired	—	—

Outstanding as of September 30, 2013	5,924	$29.32	5.98	$347,154

Vested or expected to vest as of September 30, 2013	5,846	$28.73	5.91	$344,692

Exercisable as of September 30, 2013	3,681	$16.70	4.46	$262,186

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The weighted average fair value of stock options granted was $32.48 per option and $29.32 per option during the three and six months ended September 30, 2013, respectively, and $20.12 per option and $20.34 per option during the three and six months ended September 30, 2012, respectively. The total intrinsic value of options exercised was $6,613 and $9,670 as of the three and six months ended September 30, 2013, respectively, and $13,368 and $21,677 as of the three and six months ended September 30, 2012, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	None	None	None	None
Expected volatility	44%-45%	46%-48%	44%-47%	45%-48%
Weighted average expected volatility	44%	47%	45%	47%
Risk-free interest rates	1.43%-1.65%	0.60%-0.97%	0.70%-1.65%	0.60%-0.97%
Weighted average expected life (in years)	4.6	5.7	4.6	5.5

Restricted stock unit activity for the six months ended September 30, 2013 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value

Non-vested as of March 31, 2013	1,198	$46.45
Awarded	51	78.42
Vested	(168)	32.84
Forfeited	(44)	47.34

Non-vested as of September 30, 2013	1,037	$50.20

The weighted average fair value of restricted stock units awarded was $84.85 per unit and $78.42 per unit during the three and six months ended September 30, 2013, respectively, and $47.83 per unit and $48.94 per unit during the three and six months ended September 30, 2012.

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of services revenue	$293	$195	$591	$379
Sales and marketing	4,085	2,786	8,346	5,422
Research and development	939	638	1,896	1,262
General and administrative	5,465	2,530	9,457	5,014

Stock-based compensation expense	$10,782	$6,149	$20,290	$12,077

As of September 30, 2013, there was approximately $77,935 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.34 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

8.	Income Taxes

Income Tax Expense

Income tax expense was $9,279 and $17,456 in the three and six months ended September 30, 2013, respectively with an effective tax rate of 35% and 36% in the three and six months ended September 30, 2013, respectively. The effective rate in the three and six months ended September 30, 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from research and development tax credits, foreign tax credits, and domestic production activities deductions.

The provision for income taxes for the three and six months ended September 30, 2012 was $8,715 and $15,242 respectively, with effective tax rates of 39% in the three and six months ended September 30, 2012. The effective rate in the three and six months ended September 30, 2012 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from foreign tax credits and domestic production activities deductions.

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

Balance at March 31, 2013	$4,570
Additions for tax positions related to fiscal 2014	205
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	48

Balance at September 30, 2013	$4,823

All of the Company’s unrecognized tax benefits at September 30, 2013 of $4,823, if recognized, would favorably impact the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,823 and $4,570 and the related accrued interest and penalties of $930 and $842 in Other Liabilities on the Consolidated Balance Sheet at September 30, 2013 and March 31, 2013, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

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

9.	Subsequent Events

On October 24, 2013, the Company’s Board of Directors authorized a $47,157 increase to the Company’s existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2015. As of October 31, 2013, the Company has repurchased $117,157 of common stock out of the $267,157 in total that is now authorized under its stock repurchase program. As a result, the Company may repurchase an additional $150,000 of its common stock through March 31, 2015.

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, Search and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of Septemeber 30, 2013, we had licensed our software applications to approximately 19,000 registered customers.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. Approximately 77% of software license transactions were sold on a capacity basis during the six months ended September 30, 2013 and approximately 65% of software license transactions were sold on a capacity basis during the six months ended September 30, 2012. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license transactions for the foreseeable future.

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

Sources of Revenues

We derive approximately half of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 49% of our total revenues for the six months ended September 30, 2013 and 2012.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions (transactions greater than $0.1 million). We expect the number of enterprise software transactions and resulting software revenue to increase throughout fiscal 2014, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 56% of our total software revenue in the six months ended September 30, 2013 and 2012.

Software revenue generated through indirect distribution channels was approximately 91% of total software revenue in the six months ended September 30, 2013 and was approximately 88% of total software revenue in the six months ended September 30, 2012. The dollar value of software revenue generated through indirect distribution channels increased approximately $24.2 million, or 24%, in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in both our international operations and U.S. operations in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels.

Software revenue generated through direct distribution channels was approximately 9% of total software revenue in the six months ended September 30, 2013 and was approximately 12% of total software revenue in the six months ended September 30, 2012. The dollar value of software revenue generated through direct distribution channels decreased $1.5 million, or 11%, in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. The decrease in software generated by our direct distribution channel is the result of a shift in enterprise transactions conducted through direct distribution channels to indirect distribution channels. In the prior year six month period, a significant portion of our enterprise software transactions in the United States were sold through our direct sales channel. Deals initiated by our direct sales force are frequently transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time.

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

We have a worldwide reseller and an original equipment agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to their customers. Our original equipment manufacturer agreement with Dell is discussed more fully below. Sales through both of our agreements with Dell accounted for 20% of our total revenues for the six months ended September 30, 2013 and 21% of our total revenues for six months ended September 30, 2012. We expect Dell quarterly revenue to decline as a percentage of total revenue on a go forward basis. On October 16, 2013, we notified Dell of our intention to terminate our original equipment manufacturer agreement as of December 16, 2013. Our reseller agreement currently remains in place.

We also have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect® brand. During the six months ended September 30, 2013 and 2012, we did not recognize a material amount of revenue under our original equipment manufacturer agreement with NetApp.

We have original equipment manufacturer agreements with Dell, Hitachi Data Systems and NetApp for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Dell, Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements accounted for 13% of our total revenues for the six months ended September 30, 2013 and 14% of our total revenues for the six months ended September 30, 2012. On October 16, 2013, we notified Dell of our intention to terminate our original equipment manufacturer agreement as of December 16, 2013. Our reseller agreement currently remains in place.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Most of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 31% of our total revenues through Arrow in the six months ended September 30, 2013 and approximately 28% in the six months ended September 30, 2012. Avnet related revenue was not material in the six months ended September 30, 2013 and 2012. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 51% of our total revenues for the six months ended September 30, 2013 and 2012.

The gross margin of our services revenue was 75.3% for the six months ended September 30, 2013 and 74.7% for the six months ended September 30, 2012. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.1% for six months ended September 30, 2013 and 98.8% for the six months ended September 30, 2012. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margin percentage.

Description of Costs and Expenses

Our cost of revenues is as follows:

•	Cost of Software Revenue, consists primarily of third-party royalties and other costs such as media, manuals, language translation and distribution costs; and

•	Cost of Services Revenue, consists primarily of salary and employee benefit costs in providing customer support and other professional services.

Our operating expenses are as follows:

•	Sales and Marketing, consists primarily of salaries, commissions, employee benefits, stock-based compensation and other direct and indirect business expenses, including travel and related expenses, sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events (such as trade shows and advertising);

•	Research and Development, which is primarily the expense of developing new software applications and modifying existing software applications, consists principally of salaries, stock-based compensation and benefits for research and development personnel and related expenses; contract labor expense and consulting fees as well as other expenses associated with the design, certification and testing of our software applications; and legal costs associated with the patent registration of such software applications;

•	General and Administrative, consists primarily of salaries, stock-based compensation and benefits for our executive, accounting, human resources, legal, information systems and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services, compliance costs and insurance; and

•	Depreciation and Amortization, consists of depreciation expense primarily for computer equipment, servers and other we use for information services and in our development and test labs.

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 40% of our total revenue for the six months ended September 30, 2013 and 2012. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the three months ended September 30, 2012 our total revenues would have been higher by $0.8 million, our cost of sales would have been higher by $0.2 million and our operating expenses would have been higher by $0.7 million from non-U.S. operations for the three months ended September 30, 2013. For the six months ended September 30, 2013, our total revenues would have been higher by $0.6 million, our cost of sales would have been higher by $0.3 million and our operating expenses would have been higher by $0.9 million from non-U.S. operations.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.2 million and $0.4 million in the three and six months ended September 30, 2013, respectively, and net foreign currency transaction losses of approximately $0.1 million and less than $0.1 million in the three and six months ended September 30, 2012, respectively.

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

Currently, we derive revenues from two primary sources: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both software licenses and services.

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

Stock-Based Compensation

As of September 30, 2013, we maintain two stock incentive plans. We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

For the three and six months ended September 30, 2013, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility for the three and six months ended September 30, 2013 was calculated based on the implied volatility of our traded options with a maturity greater than six months and the historical realized volatility of our common stock.

For the three months and six ended September 30, 2013, the risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model in the three and six months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	None	None	None	None
Expected volatility	44%-45%	46%-48%	44%-47%	45%-48%
Weighted average expected volatility	44%	47%	45%	47%
Risk-free interest rates	1.43%-1.65%	0.60%-0.97%	0.70%-1.65%	0.60%-0.97%
Weighted average expected life (in years)	4.6	5.7	4.6	5.5

The weighted average fair value of stock options granted was $32.48 per option and $29.32 per option during the three and six months ended September 30, 2013, respectively, and $20.12 per option and $20.34 per option during the three and six months ended September 30, 2012, respectively. In addition, the weighted average fair value of restricted stock units awarded was $84.85 per unit and $78.42 per unit during the three and six months ended September 30, 2013, respectively, and $47.83 per unit and $48.94 per unit during the three and six months ended September 30, 2012.

As of September 30, 2013, there was approximately $77.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.34 years.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2013, we had net deferred tax assets of approximately $45.5 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance.

As of September 30, 2013 we had unrecognized tax benefits of $4.8 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.9 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.8 million and the related accrued interest and penalties of $0.9 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.1 million of our currently remaining unrecognized tax benefits and approximately less than $0.1 million of related accrued interest and penalties may be realized by the end of fiscal 2014 as a result of the lapse of the statute of limitations.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Software	50%	50%	49%	49%
Services	50	50	51	51

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	—	1%	—	1%
Services	12	12	13	13

Total cost of revenues	13%	13%	13%	13%

Gross margin	87%	87%	87%	87%

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues

Total revenues increased $23.7 million, or 20%, from $118.2 million in the three months ended September 30, 2012 to $141.9 million in the three months ended September 30, 2013.

Software Revenue. Software revenue increased $11.6 million, or 20%, from $59.2 million in the three months ended September 30, 2012 to $70.8 million in the three months ended September 30, 2013. Software revenue represented 50% of our total revenues in the three months ended September 30, 2013 and 2012.

The increase in software revenue is primarily due to higher software revenue derived from our international operations, which increased 42% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. In addition, software revenue from our U.S operations increased 7% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The growth in software revenue in our international locations is primarily due to increases in Canada, Europe, and Asia Pacific as we expand our international operations.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 57% of our software revenue in the three months ended September 30, 2013 and approximately 56% of our software revenue in the three months ended September 30, 2012. As a result, enterprise software transactions increased by $7.6 million, or 23%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was primarily driven by a 19% increase in the average dollar amount of enterprise deals as well as a 3% increase in the total number of such transactions. The average dollar amount of such transactions was approximately $295,000 in the three months ended September 30, 2013 and approximately $247,000 in the three months ended September 30, 2012. Software revenue derived from transactions less than $0.1 million increased $4.0 million, or 15%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $13.5 million, or 26%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and software revenue through our direct sales force decreased $1.9 million, or 28%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Indirect software revenue increases were driven by our international operations which are almost exclusively transacted through indirect distribution channels. The decrease in the dollar value of the software revenue through our direct sales channel is due to a shift of U.S. enterprise software transactions to indirect distribution channels in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Services Revenue. Services revenue increased $12.1 million, or 21%, from $58.9 million in the three months ended September 30, 2012 to $71.0 million in the three months ended September 30, 2013. Services revenue represented 50% of our total revenues in the three months ended September 30, 2013 and 2012. The increase in services revenue is primarily due to a $9.9 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $2.8 million, or 18%, from $15.3 million in the three months ended September 30, 2012 to $18.2 million in the three months ended September 30, 2013. Total cost of revenues represented 13% of our total revenues in both the three months ended September 30, 2013 and the three months ended September 30, 2012.

Cost of Software Revenue. Cost of software revenue was $0.6 million in both the three months ended September 30, 2013 and 2012.

Cost of Services Revenue. Cost of services revenue increased $2.8 million, or 19%, from $14.7 million in the three months ended September 30, 2012 to $17.5 million in the three months ended September 30, 2013. Cost of services revenue represented 25% of our services revenue in both the three months ended September 30, 2013 and the three months ended September 30, 2012. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $1.6 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $1.1 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $11.4 million, or 21%, from $55.7 million in the three months ended September 30, 2012 to $67.1 million in the three months ended September 30, 2013. The increase is primarily due to a $7.6 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $1.0 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products and a $1.3 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues remained flat at 47% in the three months ended September 30, 2013 and 2012.

Research and Development. Research and development expenses increased $1.9 million, or 17%, from $11.4 million in the three months ended September 30, 2012 to $13.3 million in the three months ended September 30, 2013. The increase is primarily due to a $1.3 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.3 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 9% in the three months ended September 30, 2013 and 10% in the three months ended September 30, 2012. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $3.1 million, or 26%, from $12.2 million in the three months ended September 30, 2012 to $15.3 million in the three months ended September 30, 2013. This increase is primarily due to a $2.9 million increase in stock-based compensation expenses and a $0.5 million increase in salary and related expenses partially offset by a reduction in professional fees. General and administrative expenses in the three months ended September 30, 2013 includes approximately $0.2 million of net foreign currency transaction gains compared to approximately $0.1 million of net foreign currency transaction losses recognized in general and administrative expenses in the three months ended September 30, 2012. General and administrative expenses as a percentage of total revenues was 11% in the three months ended September 30, 2013 and 10% in the three months ended September 30, 2012.

Depreciation and Amortization. Depreciation expense increased by $0.3 million from $1.2 million in the three months ended September 30, 2012 to $1.5 million in the three months ended September 30, 2013. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $9.3 million in the three months ended September 30, 2013 compared to $8.7 million in the three months ended September 30, 2012. The effective tax rate in the three months ended September 30, 2013 was 35% as compared to 39% in the three months ended September 30, 2012. The effective rate in the three months ended September 30, 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from research and development credits, foreign tax credits and domestic production activities deductions. The effective rate in the three months ended September 30, 2012 is higher than the expected federal statutory rate primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from foreign tax credits and domestic production activities deductions. The decrease in the effective tax rate is primarily the result of increases in research and development tax credits during the current year.

Six months ended September 30, 2013 compared to six months ended September 30, 2012

Revenues

Total revenues increased $46.8 million, or 20%, from $229.4 million in the six months ended September 30, 2012 to $276.3 million in the six months ended September 30, 2013.

Software Revenue. Software revenue increased $22.7 million, or 20%, from $113.5 million in the six months ended September 30, 2012 to $136.1 million in the six months ended September 30, 2013. Software revenue represented 49% of our total revenues in both the six months ended September 30, 2013 and 2012.

The increase in software revenue was primarily due to higher software revenue derived from enterprise software transactions (transactions greater than $0.1 million), which increased by $13.0 million or 21%, in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. As a result, enterprise software transactions represented approximately 56% of our software revenue in the six months ended September 30, 2013 and 2012. The dollar increase was driven by both a 13% increase in the total number of such transactions as well as a 6% increase in the average dollar amount of enterprise deals. The average dollar amount of such transactions was approximately $282,000 in the six months ended September 30, 2013 and approximately $265,000 in the six months ended September 30, 2012. Software revenue derived from transactions less than $0.1 million increased $9.7 million, or 19%, in the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Software revenue derived from our U.S operations increased 23% in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. In addition, software revenue from our international operations increased 16% in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. The growth in software revenue in our international locations is primarily due to increases in Canada and Europe as we expand our international operations.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $24.2 million, or 24%, in the six months ended September 30, 2013 compared to the six months ended September 30, 2012, and software revenue through our direct sales force decreased $1.5 million, or 11%, in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in both our international operations and U.S. operations in the six months ended September 30, 2013 compared to the six months ended September 30, 2012. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. The decrease in software generated by our direct distribution channel is the result of a shift in enterprise transactions conducted through direct distribution channels versus indirect distribution channels. In the prior year six month period, a significant portion of our enterprise software transactions in the United States were sold through our direct sales channel.

Services Revenue. Services revenue increased $24.2 million, or 21%, from $116.0 million in the six months ended September 30, 2012 to $140.1 million in the six months ended September 30, 2013. Services revenue represented 51% of our total revenues in both the six months ended September 30, 2013 and 2012. The increase in services revenue is primarily due to a $20.5 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $5.3 million, or 17%, from $30.6 million in the six months ended September 30, 2012 to $35.9 million in the six months ended September 30, 2013. Total cost of revenues represented 13% of our total revenues in both the six months ended September 30, 2013 and the six months ended September 30, 2012.

Cost of Software Revenue. Cost of software revenue remained flat at $1.3 million in the six months ended September 30, 2013 and 2012. Cost of software revenue represented approximately 1% of our total software revenue in both the six months ended September 30, 2013 and the six months ended September 30, 2012.

Cost of Services Revenue. Cost of services revenue increased $5.3 million, or 18%, from $29.3 million in the six months ended September 30, 2012 to $34.6 million in the six months ended September 30, 2013. Cost of services revenue represented 25% of our services revenue in both the six months ended September 30, 2013 and the six months ended September 30, 2012. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $3.7 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $1.1 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $22.3 million, or 20%, from $112.1 million in the six months ended September 30, 2012 to $134.3 million in the six months ended September 30, 2013. The increase is primarily due to a $12.4 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year and a $3.1 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products. The increase in sales and marketing expenses also includes a $2.9 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues was 49% in both the six months ended September 30, 2013 and 2012.

Research and Development. Research and development expenses increased $3.8 million, or 17%, from $22.4 million in the six months ended September 30, 2012 to $26.2 million in the six months ended September 30, 2013. The increase is primarily due to a $2.5 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.6 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 9% in the six months ended September 30, 2013 and 10% in the six months ended September 30, 2012. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $5.8 million, or 25%, from $23.3 million in the six months ended September 30, 2012 to $29.0 million in the six months ended September 30, 2013. This increase is primarily due to a $4.4 million increase in stock-based compensation expenses. The increase in general and administrative expenses also includes a $0.8 million increase in employee compensation and related expenses. General and administrative expenses in the six months ended September 30, 2013 includes approximately $0.4 million of net foreign currency transaction gains compared to less than $0.1 million of net foreign currency transaction losses recognized in general and administrative expenses in the six months ended September 30, 2012. General and administrative expenses as a percentage of total revenues was 11% in the six months ended September 30, 2013 and 10% in the six months ended September 30, 2012.

Depreciation and Amortization. Depreciation expense increased by $0.6 million, or 28%, from $2.3 million in the six months ended September 30, 2012 to $3.0 million in the six months ended September 30, 2013. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations.

Income Tax Expense

Income tax expense was $17.5 million in the six months ended September 30, 2013 compared to $15.2 million in the six months ended September 30, 2012. The effective tax rate in the six months ended September 30, 2013 was 36% as compared to 39% in the six months ended September 30, 2012. The effective rate in the six months ended September 30, 2013 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from research and development credits, foreign tax credits and domestic production activities deductions. The effective rate in the six months ended September 30, 2012 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from foreign tax credits and domestic production activities deductions. The decrease in the effective tax rate is primarily the result of increases in research and development tax credits during the current year.

Liquidity and Capital Resources

As of September 30, 2013, our cash and cash equivalents balance of $462.2 million primarily consisted of money market funds. In recent fiscal years, our principal sources of liquidity have been cash provided by operations. In addition, as of September 30, 2013 we had $23.0 million in short-term investments which was comprised of US Treasury Bills.

As of September 30, 2013, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $93.8 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

At the fiscal 2013 Annual Meeting of Stockholders of the Company held on August 21, 2013, the Company’s stockholders approved the formation of the Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees the opportunity to become stockholders through the purchase of shares of the Company’s common stock. The plan allows for up to three million shares of the Company’s common stock to be purchased by eligible employees at discounts from the fair market value. The ESPP is scheduled to begin in the 4th quarter of the current fiscal year.

As of September 30, 2013 we are currently authorized to repurchase up to a total of $220.0 million of our common stock through March 31, 2014. On October 24, 2013, the Company’s Board of Directors authorized a $47.2 million increase to the Company’s existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2015. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the six months ended September 30, 2013, we did not repurchase any shares of our common stock under our stock repurchase plan. As of September 30, 2013, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. As a result, we may repurchase an additional $150.0 million of our common stock through March 31, 2015.

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

On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize over approximately the next 14-20 months. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $130 million to $135 million. We expect to fund this capital expenditure from our existing cash and cash equivalent balances and our cash generated from operations.

Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2013	2012

Cash provided by operating activities	49,056	$42,343
Net cash used in investing activities	(47,492)	(2,156)
Net cash provided by (used in) financing activities	26,513	14,483
Effects of exchange rate-changes in cash	126	227

Net increase in cash and cash equivalents	$28,203	$54,897

Net cash provided by operating activities was $49.1 million in the six months ended September 30, 2013 and $42.3 million in the six months ended September 30, 2012. In the six months ended September 30, 2013 and 2012, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base.

Net cash used in investing activities was $47.5 million for the six months ended September 30, 2013, an increase of $45.3 million over the prior year period. The increase was primarily related to $23.3 million of incremental spending on the Company’s planned corporate headquarters and $21.0 million in incremental purchases of short-term investments. The Company expects to continue spending on the planned corporate headquarters through fiscal 2015. The project will be funded by current cash on hand.

Net cash provided by financing activities was $26.5 million in the six months ended September 30, 2013 and $14.5 million in the six months ended September 30, 2012. The cash provided by financing activities in the six months ended September 30, 2013 was due to $16.8 million of excess tax benefits recognized as a result of the stock option exercises and $9.7 million of proceeds from the exercise of stock options. The net cash provided by financing activities in the six months ended September 30, 2012 was due to $7.3 million of excess tax benefits recognized as a result of the stock option exercises and $7.2 million of proceeds from the exercise of stock options.

Working capital increased $47.6 million from $343.1 million as of March 31, 2013 to $390.7 million as of September 30, 2013. The increase in working capital is due to a $49.2 million increase in cash and short-term investments. The increase in cash and short-term investments is due to net income generated during the period, cash received from the collection of account receivables, cash received from the exercise of stock options, and increases in deferred revenue.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment requires an entity to present, either on the face of the financial statement or in the notes, the effects on the line items of net income due to significant amounts reclassified out of accumulated other comprehensive income, as well as provide cross-references to other required reclassification disclosures, where applicable. The adoption of the new pronouncement on April 1, 2013 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. There have been no amounts reclassified out of accumulated other comprehensive income in any periods presented.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2013, our cash and cash equivalents balance consisted primarily of money market funds. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Sales outside the United States were approximately 40% of our total revenue for the six months ended September 30, 2013 and 2012. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of $0.2 million and $0.4 million in the three and six months ended September 30, 2013, respectively, and foreign currency transaction losses of $0.1 million and less than $0.1 million in the three and six months ended September 30, 2012, respectively. The net foreign currency transaction gains (losses) recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of September 30, 2013 and March 31, 2013, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses related to the settlement of forward exchange contracts of approximately $0.1 million and $0.3 million in the three and six months ending September 30, 2013, respectively, and net realized gains (losses) of approximately $0.1 and $(0.1) million in the three and six months ending September 30, 2012, respectively. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the six months ended September 30, 2013. As of September 30, 2013, we have repurchased $117.2 million of common stock out of the $220.0 million in total that was authorized under our stock repurchase program. On October 24, 2013, the Company’s Board of Directors authorized a $47.2 million increase to the Company’s existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2015. As a result, we may repurchase an additional $150.0 million of our common stock through March 31, 2015.

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

CommVault Systems, Inc.

Dated: October 31, 2013	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated: October 31, 2013	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document