Form 10-Q
period 2013-12-31
COMMVAULT SYSTEMS INC
filed 2014-01-31
CIK 1169561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2013

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

As of January 22, 2014, there were 47,495,325 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.

FORM 10-Q

CommVault Systems, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	March 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$475,533	$433,964
Short-term investments	24,978	1,948
Trade accounts receivable, less allowance for doubtful accounts of $111 at December 31, 2013 and $103 at March 31, 2013	106,208	85,033
Prepaid expenses and other current assets	8,465	15,225
Deferred tax assets, net	21,329	19,328

Total current assets	636,513	555,498

Deferred tax assets, net	23,258	21,166
Property and equipment, net	68,682	21,112
Other assets	6,688	7,078

Total assets	$735,141	$604,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,017	$3,860
Accrued liabilities	62,845	55,577
Deferred revenue	156,985	152,967

Total current liabilities	222,847	212,404

Deferred revenue, less current portion	35,850	31,303
Other liabilities	7,113	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2013 and March 31, 2013	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 47,390 shares and 46,397 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	474	464
Additional paid-in capital	459,842	391,772
Retained earnings (Accumulated deficit)	10,477	(37,930)
Accumulated other comprehensive loss	(1,462)	(289)

Total stockholders’ equity	469,331	354,017

Total liabilities and stockholders’ equity	$735,141	$604,854

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Revenues:
Software	$79,240	$65,909	$215,370	$179,363
Services	74,010	62,238	214,151	178,213

Total revenues	153,250	128,147	429,521	357,576

Cost of revenues:
Software	677	776	1,968	2,098
Services	17,821	15,687	52,464	44,998

Total cost of revenues	18,498	16,463	54,432	47,096

Gross margin	134,752	111,684	375,089	310,480

Operating expenses:
Sales and marketing	73,367	64,547	207,715	176,634
Research and development	13,597	12,367	39,792	34,749
General and administrative	18,521	13,317	47,547	36,568
Depreciation and amortization	1,544	1,226	4,495	3,533

Income from operations	27,723	20,227	75,540	58,996

Interest income	220	299	675	796

Income before income taxes	27,943	20,526	76,215	59,792

Income tax expense	10,352	8,326	27,808	23,568

Net income	$17,591	$12,200	$48,407	$36,224

Net income per common share:
Basic	$0.37	$0.27	$1.03	$0.80

Diluted	$0.35	$0.25	$0.97	$0.75

Weighted average common shares outstanding:
Basic	47,307	45,738	46,921	45,203

Diluted	49,899	48,564	49,674	47,999

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income	$17,591	$12,200	$48,407	$36,224

Other comprehensive income (loss):
Foreign currency translation adjustment	(401)	(204)	(1,173)	162

Comprehensive income	$17,190	$11,996	$47,234	$36,386

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid – In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance as of March 31, 2013	46,397	$464	$391,772	$(37,930)	$(289)	$354,017
Stock-based compensation, net			34,536			34,536
Tax benefits relating to stock-based payments			20,169			20,169
Exercise of common stock options and vesting of restricted stock units	993	10	13,365			13,375
Net income				48,407		48,407
Foreign currency translation adjustment					(1,173)	(1,173)

Balance as of December 31, 2013	47,390	$474	$459,842	$10,477	$(1,462)	$469,331

See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$48,407	$36,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,594	3,605
Noncash stock-based compensation	34,536	21,061
Excess tax benefits from stock-based compensation	(20,113)	(18,114)
Deferred income taxes	(435)	2,113

Changes in operating assets and liabilities:
Trade accounts receivable	(20,703)	(3,435)
Prepaid expenses and other current assets	6,798	(2,648)
Other assets	355	(1,593)
Accounts payable	(932)	835
Accrued liabilities	18,057	17,511
Deferred revenue	8,839	13,950
Other liabilities	(185)	293

Net cash provided by operating activities	79,218	69,802

Cash flows from investing activities
Purchase of short-term investments	(25,978)	(1,948)
Proceeds from maturity of short-term investments	2,948	3,146
Purchases for corporate campus headquarters	(43,479)	(1,544)
Purchase of property and equipment	(3,934)	(4,062)

Net cash used in investing activities	(70,443)	(4,408)

Cash flows from financing activities
Proceeds from the exercise of stock options	13,375	14,077
Excess tax benefits from stock-based compensation	20,113	18,114

Net cash provided by financing activities	33,488	32,191

Effects of exchange rate — changes in cash	(694)	625

Net increase in cash and cash equivalents	41,569	98,210
Cash and cash equivalents at beginning of period	433,964	297,088

Cash and cash equivalents at end of period	$475,533	$395,298

Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$4,738	$953

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

The consolidated financial statements as of December 31, 2013 and for the three and nine months ended December 31, 2013 and 2012 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2013. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.

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

2.	Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2013 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2013.

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

The Company considers the four basic revenue recognition criteria for each of the elements as follows:

•	Persuasive evidence of an arrangement with the customer exists. The Company’s customary practice is to require a purchase order and, in some cases, a written contract signed by both the customer and the Company, or other persuasive evidence that an arrangement exists prior to recognizing revenue related to an arrangement.

•	Delivery or performance has occurred. The Company’s software applications are either physically or electronically delivered to customers with standard transfer terms such as FOB shipping point. Software and/or software license keys for add-on orders or software updates are typically delivered in an electronic format. If products that are essential to the functionality of the delivered software in an arrangement have not been delivered, the Company does not consider delivery to have occurred. Services revenue is recognized when the services are completed, except for customer support, which is recognized ratably over the term of the customer support agreement, which is typically one year.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

•	Vendor’s fee is fixed or determinable. The fee customers pay for software applications, customer support and other professional services is negotiated at the outset of a sales arrangement. The fees are therefore considered to be fixed or determinable at the inception of the arrangement. The Company evaluates instances when extended payment terms are granted to determine if revenue should be deferred until payment becomes due.

•	Collection is probable. Probability of collection is assessed on a customer-by-customer basis. Each new customer undergoes a credit review process to evaluate its financial position and ability to pay. If the Company determines from the outset of an arrangement that collection is not probable based upon the review process, revenue is recognized at the earlier of when cash is collected or when sufficient credit becomes available, assuming all of the other basic revenue recognition criteria are met.

The Company’s sales arrangements generally do not include acceptance clauses. However, if an arrangement does include an acceptance clause, revenue for such an arrangement is deferred and recognized upon acceptance. Acceptance occurs upon the earliest of receipt of a written customer acceptance, waiver of customer acceptance or expiration of the acceptance period.

Deferred Revenue

Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements, as well as billings for other professional services fees that have not yet been performed by the Company and receipt of license fees that are deferred due to one of the revenue recognition criteria not being met. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.

Deferred revenue consists of the following:

	December 31, 2013	March 31, 2013
Current:
Deferred software revenue	$603	$9,193
Deferred services revenue	156,382	143,774

	$156,985	$152,967

Non-current:
Deferred services revenue	$35,850	$31,303

Total Deferred Revenue	$192,835	$184,270

Cash and Cash Equivalents

The Company considers all liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2013, the Company’s cash equivalents consisted of money market funds.

Short-term Investments

Short-term investments consist of investments with maturities of twelve months or less that do not meet the criteria to be cash equivalents. The company determines classification of the investment as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluates classification whenever changes in circumstances indicate changes in classification may be necessary. The Company’s current short-term investments are classified as held-to-maturity. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. Held-to-maturity investments are initially recorded at cost and adjusted for the amortization of discounts from the date of purchase through maturity.

Income related to investments is recorded as interest income in the Consolidated Statement of Income. Cash inflows and outflows related to the sale, maturity and purchase of investments are classified as investing activities in the Company’s Consolidated Statements of Cash Flows.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of December 31, 2013, the Company’s short-term investments balance consisted of U.S. Treasury Bills.

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

The following tables summarize the fair value of the Company’s financial assets at December 31, 2013 and March 31, 2013:

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$372,088	—	—	$372,088
Short-term Investments	—	$24,990	—	$24,990

March 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$342,458	—	—	$342,458
Short-term Investments	$1,948	—	—	$1,948

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

Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 31% and 28% of total revenues for the nine months ended December 31, 2013 and 2012, respectively. Arrow accounted for approximately 34% and 39% of total accounts receivable as of December 31, 2013 and March 31, 2013, respectively.

The Company has a non-exclusive distribution agreement covering our North American markets with Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Avnet accounted for 11% of accounts receivable as of December 31, 2013.

The Company has an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support CommVault’s software applications and services on a stand-alone basis and/or incorporate the Company’s software applications into their own hardware products. Hitachi Data Systems accounted for 18% of accounts receivable as of December 31, 2013.

The Company currently has a worldwide reseller agreement with Dell Inc. (“Dell”). The reseller agreement with Dell provides them the right to market, resell and distribute certain of the Company’s products to end user customers. Historically, there was also an original equipment manufacturer agreement with Dell, which was terminated in December of 2013. The Company believes the termination of this agreement will not have a material effect on the business.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

For the nine months ended December 31, 2013 and 2012, sales through both agreements (reseller and original equipment manufacturer) with Dell accounted for 17% and 20%, respectively, of total revenues. Sales through both agreements with Dell accounted for 11% and 19% of total revenues for the three months ended December 31, 2013 and 2012, respectively. Revenue transacted through Dell as a percentage of total revenue is expected to continue to decline as the Company transitions Dell related end-user customers to alternative distribution channels. Dell accounted for 7% and 23% of accounts receivable as of December 31, 2013 and March 31, 2013, respectively.

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

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,	March 31,
	2013	2013
Construction in process	$58,379	$10,162
Computers, servers and other equipment	28,210	25,513
Leasehold improvements	8,869	8,279
Furniture and fixtures	2,356	2,183
Purchased software	2,183	1,970

	99,997	48,107
Less: Accumulated depreciation and amortization	(31,315)	(26,995)

	$68,682	$21,112

Construction in process at December 31, 2013 is comprised of the purchase of land and related design and construction cost for the Company’s planned corporate campus headquarters, which the Company expects to finalize over approximately the next 10-16 months. The cost of land included in construction in process at December 31, 2013 is $5,915.

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

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income	$17,591	$12,200	$48,407	$36,224

Basic net income per common share:
Basic weighted average shares outstanding	47,307	45,738	46,921	45,203

Basic net income per common share	$0.37	$0.27	$1.03	$0.80

Diluted net income per common share:
Basic weighted average shares outstanding	47,307	45,738	46,921	45,203
Dilutive effect of stock options and restricted stock units	2,592	2,826	2,753	2,796

Diluted weighted average shares outstanding	49,899	48,564	49,674	47,999

Diluted net income per common share	$0.35	$0.25	$0.97	$0.75

The diluted weighted average shares outstanding in the table above exclude outstanding stock options and restricted stock units totaling approximately 1,524 and 894 for the three months ended December 31, 2013 and 2012, respectively, and 716 and 507 for the nine months ended December 31, 2013 and 2012, respectively, because the effect would have been anti-dilutive.

5.	Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of December 31, 2013, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

6.	Capitalization

On October 24, 2013 the Company’s Board of Directors authorized an increase and extension of the current stock repurchase program. The Company has repurchased approximately $117,157 of common stock under the stock repurchase authorization and now may repurchase an additional $150,000 of its common stock under the current program through March 31, 2015. The Company did not repurchase any shares during the nine months ended December 31, 2013.

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

7.	Stock Plans

The following summarizes the activity by award type for the Company’s two stock incentive plans, the 1996 Stock Option Plan and the 2006 Long-Term Stock Incentive Plan, for the nine months ended December 31, 2013:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2013	6,439	$28.31
Options granted	997	86.59
Options exercised	(624)	21.43
Options forfeited	(78)	47.99
Options expired	—	—

Outstanding as of December 31, 2013	6,734	$37.35	6.26	$264,990

Vested or expected to vest as of December 31, 2013	6,623	$36.35	6.18	$263,899

Exercisable as of December 31, 2013	4,001	$19.55	4.55	$221,297

The weighted average fair value of stock options granted was $42.89 per option and $42.33 per option during the three and nine months ended December 31, 2013, respectively, and $26.29 per option and $25.62 per option during the three and nine months ended December 31, 2012, respectively. The total intrinsic value of options exercised was $5,339 and $37,657 as of the three and nine months ended December 31, 2013, respectively, and $29,239 and $50,916 as of the three and nine months ended December 31, 2012, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Dividend yield	None	None	None	None
Expected volatility	42%-46%	47%-50%	42%-47%	45%-50%
Weighted average expected volatility	46%	47%	46%	47%
Risk-free interest rates	1.34%-2.11%	0.63%-1.09%	0.70%-2.11%	0.60%-1.09%
Weighted average expected life (in years)	7.1	6.4	7.0	6.3

Restricted stock unit activity for the nine months ended December 31, 2013 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value

Non-vested as of March 31, 2013	1,198	$46.45
Awarded	529	85.76
Vested	(369)	41.29
Forfeited	(66)	50.35

Non-vested as of December 31, 2013	1,292	$63.95

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

The weighted average fair value of restricted stock units awarded was $86.55 per unit and $85.76 per unit during the three and nine months ended December 31, 2013, respectively, and $56.82 per unit and $55.62 per unit during the three and nine months ended December 31, 2012.

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2013 and 2012.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of services revenue	$417	$280	$1,008	$659
Sales and marketing	5,990	4,169	14,336	9,591
Research and development	1,221	852	3,117	2,114
General and administrative	6,618	3,683	16,075	8,697

Stock-based compensation expense	$14,246	$8,984	$34,536	$21,061

As of December 31, 2013, there was approximately $140,051 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.68 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.

8.	Income Taxes

Income Tax Expense

Income tax expense was $10,352 and $27,808 in the three and nine months ended December 31, 2013, respectively with an effective tax rate of 37% and 36% in the three and nine months ended December 31, 2013, respectively. The effective rate in the three and nine months ended December 31, 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from research and development tax credits, foreign tax credits, and domestic production activities deductions.

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

Balance at March 31, 2013	$4,570
Additions for tax positions related to fiscal 2014	318
Additions for tax positions related to prior years	—
Settlements	—
Reductions related to the expiration of statutes of limitations	(91)
Foreign currency translation adjustment	60

Balance at December 31, 2013	$4,857

CommVault Systems, Inc.

Notes to Consolidated Financial Statements – Unaudited (continued)

(In thousands, except per share data)

All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $4,857 and $4,570 and the related accrued interest and penalties of $955 and $842 in Other Liabilities on the Consolidated Balance Sheet at December 31, 2013 and March 31, 2013, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

Other Tax Items

Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $20,169 and $18,157 for the nine months ended December 31, 2013 and 2012, respectively.

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

Overview

We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, Search and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of December 31, 2013, we had licensed our software applications to approximately 19,500 registered customers.

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

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. Approximately 77% of software license transactions were sold on a capacity basis during the nine months ended December 31, 2013 and approximately 68% of software license transactions were sold on a capacity basis during the nine months ended December 31, 2012. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license transactions for the foreseeable future.

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

Sources of Revenues

We derive approximately half of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 50% of our total revenues for the nine months ended December 31, 2013 and 2012.

In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions (transactions greater than $0.1 million). We expect the number of enterprise software transactions and resulting software revenue to continue to increase, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 58% of our total software revenue in the nine months ended December 31, 2013 and approximately 57% of our total software revenue in the nine months ended December 31, 2012.

Software revenue generated through indirect distribution channels was approximately 89% of total software revenue in the nine months ended December 31, 2013 and was approximately 87% of total software revenue in the nine months ended December 31, 2012. The dollar value of software revenue generated through indirect distribution channels increased approximately $34.7 million, or 22%, in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in both our international operations and U.S. operations in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. Enterprise transactions are usually conducted through indirect sales channels. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels.

Software revenue generated through direct distribution channels was approximately 11% of total software revenue in the nine months ended December 31, 2013 and was approximately 13% of total software revenue in the nine months ended December 31, 2012. The dollar value of software revenue generated through direct distribution channels increased $1.3 million, or 6%, in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. The lower growth in our direct distribution channel relative to our indirect distribution channel is due to a shift in enterprise transactions conducted through direct distribution channels to indirect distribution channels. In the prior year nine month period a higher proportion of our enterprise software revenue in the United States was sold through our direct sales channel. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time.

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

We currently have a worldwide reseller agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to end user customers. Historically, we also had an original equipment manufacturer agreement with Dell, which was terminated in December of 2013. We believe the termination of this agreement will not have a material effect on our business.

For the nine months ended December 31, 2013 and 2012, sales through both of our agreements with Dell accounted for 17% and 20%, respectively, of our total revenues. Sales through both of our agreements with Dell accounted for 11% and 19% of our total revenues for the three months ended December 31, 2013 and 2012, respectively. We expect revenue transacted through Dell as a percentage of our total revenue to continue to decline as we transition our Dell related end-user customers to alternative distribution channels.

We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand.

We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, including the terminated Dell original equipment agreement, accounted for 13% of our total revenues for the nine months ended December 31, 2013 and 14% of our total revenues for the nine months ended December 31, 2012.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow and Avnet. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Most of our North American resellers have been transitioned to either Arrow or Avnet. We generated approximately 31% of our total revenues through Arrow in the nine months ended December 31, 2013 and approximately 28% in the nine months ended December 31, 2012. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our business.

We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 50% of our total revenues for the nine months ended December 31, 2013 and 2012.

The gross margin of our services revenue was 75.5% for the nine months ended December 31, 2013 and 74.8% for the nine months ended December 31, 2012. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.1% for nine months ended December 31, 2013 and 98.8% for the nine months ended December 31, 2012. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margin percentage.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations

Sales outside the United States were approximately 42% of our total revenue for the nine months ended December 31, 2013 and 40% for the nine months ended December 31, 2012. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the three months ended December 31, 2012 our total revenues would have been higher by $0.3 million, our cost of sales would have been higher by $0.2 million and our operating expenses would have been higher by $0.7 million from non-U.S. operations for the three months ended December 31, 2013. For the nine months ended December 31, 2013, our total revenues would have been higher by $0.9 million, our cost of sales would have been higher by $0.4 million and our operating expenses would have been higher by $1.6 million from non-U.S. operations.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of less than $0.1 million and $0.4 million in the three and nine months ended December 31, 2013, respectively, and net foreign currency transaction losses of approximately $0.1 million in the three and nine months ended December 31, 2012, respectively.

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

Stock-Based Compensation

As of December 31, 2013, we maintain two stock incentive plans. We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

For the three and nine months ended December 31, 2013, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.

Expected volatility for the three and nine months ended December 31, 2013 was calculated based on the implied volatility of our traded options with a maturity greater than six months and the historical realized volatility of our common stock.

For the three months and nine ended December 31, 2013, the risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Dividend yield	None	None	None	None
Expected volatility	42%-46%	47%-50%	42%-47%	45%-50%
Weighted average expected volatility	46%	47%	46%	47%
Risk-free interest rates	1.34%-2.11%	0.63%-1.09%	0.70%-2.11%	0.60%-1.09%
Weighted average expected life (in years)	7.1	6.4	7.0	6.3

The weighted average fair value of stock options granted was $42.89 per option and $42.33 per option during the three and nine months ended December 31, 2013, respectively, and $26.29 per option and $25.62 per option during the three and nine months ended December 31, 2012, respectively. In addition, the weighted average fair value of restricted stock units awarded was $86.55 per unit and $85.76 per unit during the three and nine months ended December 31, 2013, respectively, and $56.82 per unit and $55.62 per unit during the three and nine months ended December 31, 2012.

As of December 31, 2013, there was approximately $140.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.68 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2013, we had net deferred tax assets of approximately $44.6 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance.

As of December 31, 2013 we had unrecognized tax benefits of $4.9 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $1.0 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.9 million and the related accrued interest and penalties of $1.0 million are included in Other Liabilities on the Consolidated Balance Sheet.

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

Results of Operations

The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Revenues:
Software	52%	51%	50%	50%
Services	48	49	50	50

Total revenues	100%	100%	100%	100%

Cost of revenues:
Software	—	1%	—	1%
Services	12	12	12	13

Total cost of revenues	12%	13%	13%	13%

Gross margin	88%	87%	87%	87%

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Revenues

Total revenues increased $25.1 million, or 20%, from $128.1 million in the three months ended December 31, 2012 to $153.3 million in the three months ended December 31, 2013.

Software Revenue. Software revenue increased $13.3 million, or 20%, from $65.9 million in the three months ended December 31, 2012 to $79.2 million in the three months ended December 31, 2013. Software revenue represented 52% of our total revenues in the three months ended December 31, 2013 and compared to 51% of total revenues in the three months ended December 31, 2012.

The increase in software revenue is primarily due to higher software revenue derived from our international operations, which increased 32% in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. In addition, software revenue from our U.S operations increased 11% in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The growth in software revenue in our international locations is primarily due to increases in Europe.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 61% of our software revenue in the three months ended December 31, 2013 and approximately 58% of our software revenue in the three months ended December 31, 2012. As a result, enterprise software transactions increased by $9.4 million, or 24%, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. This increase was primarily driven by a 14% increase in the total number of enterprise deals as well as a 9% increase in the average dollar amount of such transactions. The average dollar amount of such transactions was approximately $284,000 in the three months ended December 31, 2013 and approximately $260,000 in the three months ended December 31, 2012. Software revenue derived from transactions less than $0.1 million increased $3.9 million, or 14%, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $10.6 million, or 19%, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, and software revenue through our direct sales force increased $2.8 million, or 31%, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. During the three months ended December 31, 2013 a higher proportion of enterprise revenue was transacted through direct sales channels.

Services Revenue. Services revenue increased $11.8 million, or 19%, from $62.2 million in the three months ended December 31, 2012 to $74.0 million in the three months ended December 31, 2013. Services revenue represented 48% of our total revenues in the three months ended December 31, 2013 and 49% in the three months ended December 31, 2012. The increase in services revenue is primarily due to a $10.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $2.0 million, or 12%, from $16.5 million in the three months ended December 31, 2012 to $18.5 million in the three months ended December 31, 2013. Total cost of revenues represented 12% of our total revenues in three months ended December 31, 2013 and 13% in the three months ended December 31, 2012.

Cost of Software Revenue. Cost of software revenue decreased $0.1 million from $0.8 million in the three months ended December 31, 2012 to $0.7 million in the three months ended December 31, 2013.

Cost of Services Revenue. Cost of services revenue increased $2.1 million, or 14%, from $15.7 million in the three months ended December 31, 2012 to $17.8 million in the three months ended December 31, 2013. Cost of services revenue represented 24% of our services revenue in the three months ended December 31, 2013 and 25% in the three months ended December 31, 2012. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $1.8 million mainly due to the expansion of our worldwide customer support operations.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $8.8 million, or 14%, from $64.5 million in the three months ended December 31, 2012 to $73.4 million in the three months ended December 31, 2013. The increase is primarily due to a $4.5 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $1.8 million increase in stock-based compensation expenses and a $1.2 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products. Sales and marketing expenses as a percentage of total revenues decreased to 48% in the three months ended December 31, 2013 from 50% in the three months ended December 31, 2012.

Research and Development. Research and development expenses increased $1.2 million, or 10%, from $12.4 million in the three months ended December 31, 2012 to $13.6 million in the three months ended December 31, 2013. The increase is primarily due to a $0.8 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.4 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 9% in the three months ended December 31, 2013 and 10% in the three months ended December 31, 2012. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $5.2 million, or 39%, from $13.3 million in the three months ended December 31, 2012 to $18.5 million in the three months ended December 31, 2013. This increase is primarily due to a $2.9 million increase in stock-based compensation expenses and a $1.1 million increase in salary and related expenses. The increase in General and administrative expenses in the three months ended December 31, 2013 also includes a $0.5 million increase in professional fees. General and administrative expenses in the three months ended December 31, 2013 includes less than $0.1 million of net foreign currency transaction gains compared to approximately $0.1 million of net foreign currency transaction losses recognized in general and administrative expenses in the three months ended December 31, 2012. General and administrative expenses as a percentage of total revenues was 12% in the three months ended December 31, 2013 and 10% in the three months ended December 31, 2012.

Depreciation and Amortization. Depreciation expense increased by $0.3 million from $1.2 million in the three months ended December 31, 2012 to $1.5 million in the three months ended December 31, 2013. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations. We expect depreciation expense to increase within the next 12 months due to our new corporate campus headquarters which is currently under construction.

Income Tax Expense

Income tax expense was $10.4 million in the three months ended December 31, 2013 compared to $8.3 million in the three months ended December 31, 2012. The effective tax rate in the three months ended December 31, 2013 was 37% as compared to 41% in the three months ended December 31, 2012. The effective rate in the three months ended December 31, 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from research and development credits, foreign tax credits and domestic production activities deductions. The effective rate in the three months ended December 31, 2012 is higher than the expected federal statutory rate primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from foreign tax credits and domestic production activities deductions. The decrease in the effective tax rate is primarily the result of increases in research and development tax credits during the current year.

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012

Revenues

Total revenues increased $71.9 million, or 20%, from $357.6 million in the nine months ended December 31, 2012 to $429.5 million in the nine months ended December 31, 2013.

Software Revenue. Software revenue increased $36.0 million, or 20%, from $179.4 million in the nine months ended December 31, 2012 to $215.4 million in the nine months ended December 31, 2013. Software revenue represented 50% of our total revenues in both the nine months ended December 31, 2013 and 2012.

The increase in software revenue was primarily due to higher software revenue derived from enterprise software transactions (transactions greater than $0.1 million), which increased by $22.4 million or 22%, in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. As a result, enterprise software transactions represented approximately 58% of our software revenue in the nine months ended December 31, 2013 and approximately 57% of our software revenue in the nine months ended December 31, 2012. The dollar increase was driven by both a 14% increase in the total number of such transactions as well as a 8% increase in the average dollar amount of enterprise deals. The average dollar amount of such transactions was approximately $283,000 in the nine months ended December 31, 2013 and approximately $263,000 in the nine months ended December 31, 2012. Software revenue derived from transactions less than $0.1 million increased $13.6 million, or 18%, in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.

Software revenue derived from our U.S operations increased 19% in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. In addition, software revenue from our international operations increased 22% in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. The growth in software revenue in our international locations is primarily due to increases in Europe and Canada.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $34.7 million, or 22%, in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012, and software revenue through our direct sales force increased $1.3 million, or 6%, in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. The increase in software revenue generated through our indirect distribution channel is primarily due to a higher dollar value related to enterprise software transactions in both our international operations and U.S. operations in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. Software revenue generated by our international operations is almost exclusively transacted through indirect distribution channels. The lower growth in software generated by our direct distribution channel relative to our indirect distribution channel is the result of a shift in enterprise transactions conducted through direct distribution channels versus indirect distribution channels. In the prior year nine month period a higher proportion of our enterprise software revenue in the United States was sold through our direct sales channel.

Services Revenue. Services revenue increased $35.9 million, or 20%, from $178.2 million in the nine months ended December 31, 2012 to $214.2 million in the nine months ended December 31, 2013. Services revenue represented 50% of our total revenues in the nine months ended December 31, 2013 and 2012. The increase in services revenue is primarily due to a $30.6 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $7.3 million, or 16%, from $47.1 million in the nine months ended December 31, 2012 to $54.4 million in the nine months ended December 31, 2013. Total cost of revenues represented 13% of our total revenues in both the nine months ended December 31, 2013 and the nine months ended December 31, 2012.

Cost of Software Revenue. Cost of software revenue decreased $0.1 million, or 6%, from $2.1 million in the nine months ended December 31, 2012 to $2.0 million in the nine months ended December 31, 2013.

Cost of Services Revenue. Cost of services revenue increased $7.5 million, or 17%, from $45.0 million in the nine months ended December 31, 2012 to $52.5 million in the nine months ended December 31, 2013. Cost of services revenue represented 24% of our services revenue in the nine months ended December 31, 2013 and 25% in the nine months ended December 31, 2012. The increase in cost of services revenue is primarily the result of higher employee compensation and related expenses totaling approximately $5.5 million mainly due to the expansion of our worldwide customer support operations. In addition, the increase in cost of services revenue was also due to a $1.2 million increase in third-party outsourcing costs to facilitate our services revenue growth.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased $31.1 million, or 18%, from $176.6 million in the nine months ended December 31, 2012 to $207.7 million in the nine months ended December 31, 2013. The increase is primarily due to a $16.9 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year and a $4.7 million increase in stock-based compensation expenses. The increase in sales and marketing expenses also includes a $4.1 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana software products. Sales and marketing expenses as a percentage of total revenues was 48% in the nine months ended December 31, 2013 and 49% in the nine months ended December 31, 2012.

Research and Development. Research and development expenses increased $5.0 million, or 15%, from $34.7 million in the nine months ended December 31, 2012 to $39.8 million in the nine months ended December 31, 2013. The increase is primarily due to a $3.2 million increase in salary and related expenses resulting from the expansion of our engineering group and a $1.0 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 9% in the nine months ended December 31, 2013 and 10% in the nine months ended December 31, 2012. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses increased $11.0 million, or 30%, from $36.6 million in the nine months ended December 31, 2012 to $47.5 million in the nine months ended December 31, 2013. This increase is primarily due to a $7.4 million increase in stock-based compensation expenses. The increase in general and administrative expenses also includes a $1.9 million increase in employee compensation and related expenses. General and administrative expenses in the nine months ended December 31, 2013 includes approximately $0.4 million of net foreign currency transaction gains compared to approximately $0.1 million of net foreign currency transaction losses recognized in general and administrative expenses in the nine months ended December 31, 2012. General and administrative expenses as a percentage of total revenues was 11% in the nine months ended December 31, 2013 and 10% in the nine months ended December 31, 2012.

Depreciation and Amortization. Depreciation expense increased by $1.0 million from $3.5 million in the nine months ended December 31, 2012 to $4.5 million in the nine months ended December 31, 2013. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we expand our worldwide operations. We expect depreciation expense to increase within the next 12 months due to our new corporate campus headquarters which is currently under construction.

Income Tax Expense

Income tax expense was $27.8 million in the nine months ended December 31, 2013 compared to $23.6 million in the nine months ended December 31, 2012. The effective tax rate in the nine months ended December 31, 2013 was 36% as compared to 39% in the nine months ended December 31, 2012. The effective rate in the nine months ended December 31, 2013 approximates the expected federal statutory rate of 35% but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from research and development credits, foreign tax credits and domestic production activities deductions. The effective rate in the nine months ended December 31, 2012 is higher than the expected federal statutory rate of 35% primarily due state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from recording foreign tax credits and domestic production activities deductions. The decrease in the effective tax rate is primarily the result of increases in research and development tax credits during the current year.

Liquidity and Capital Resources

As of December 31, 2013, our cash and cash equivalents balance of $475.5 million primarily consisted of money market funds. In addition, as of December 31, 2013 we have short-term investments which are comprised of U.S. Treasury Bills totaling $25.0 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.

As of December 31, 2013, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $97.0 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

At the fiscal 2013 Annual Meeting of Stockholders of the Company held on August 21, 2013, the Company’s stockholders approved the formation of the Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees the opportunity to become stockholders through the purchase of shares of the Company’s common stock. The plan allows for up to three million shares of the Company’s common stock to be purchased by eligible employees at discounts from the fair market value. The ESPP is scheduled to begin in the 4th quarter of the current fiscal year. We will account for our ESPP in accordance with ASC 718. We will estimate the fair value of ESPP grants using the Black-Scholes formula and recognize the fair value as stock-based compensation expense over the requisite six month service period.

We currently are authorized to repurchase our common stock through March 31, 2015. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. During the nine months ended December 31, 2013 we did not repurchase any shares of our common stock under our stock repurchase plan. As of December 31, 2013, we have repurchased approximately $117.2 million, or 5.7 million shares, under our stock repurchase plan at an average purchase price of $20.43 per share. Under the current program we may repurchase an additional $150.0 million of our common stock through March 31, 2015.

The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. Under our stock repurchase program, we have bought back approximately 13% of the common stock that was outstanding at the time the stock repurchase program was initially announced. In addition, at the time we implemented our stock repurchase program in late fiscal 2008 we believed that our share price was undervalued and the best use for a portion of our cash balance was to repurchase some of our outstanding common stock. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.

On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize in the next 10-16 months. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $130 million to $135 million. We expect to fund this capital expenditure from our existing cash and cash equivalent balances and our cash generated from operations.

Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2013	2012

Cash provided by operating activities	$79,218	$69,802
Net cash used in investing activities	(70,443)	(4,408)
Net cash provided by financing activities	33,488	32,191
Effects of exchange rate-changes in cash	(694)	625

Net increase in cash and cash equivalents	$41,569	$98,210

Net cash provided by operating activities was $79.2 million in the nine months ended December 31, 2013 and $69.8 million in the nine months ended December 31, 2012. In the nine months ended December 31, 2013 and 2012, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base.

Net cash used in investing activities was $70.4 million for the nine months ended December 31, 2013, an increase of $66.0 million over the prior year period. The increase was primarily related to $41.9 million of incremental spending on the Company’s planned corporate campus headquarters and the use of $25.0 million in cash to purchase investments in U.S. Treasury Bills. The Company expects to continue spending on the planned corporate headquarters through fiscal 2015. The project will be funded by current cash on hand.

Net cash provided by financing activities was $33.5 million in the nine months ended December 31, 2013 and $32.2 million in the nine months ended December 31, 2012. The cash provided by financing activities in the nine months ended December 31, 2013 was due to $20.1 million of excess tax benefits recognized as a result of the stock option exercises and $13.4 million of proceeds from the exercise of stock options. The net cash provided by financing activities in the nine months ended December 31, 2012 was due to $18.1 million of excess tax benefits recognized as a result of the stock option exercises and $14.1 million of proceeds from the exercise of stock options.

Working capital increased $70.6 million from $343.1 million as of March 31, 2013 to $413.7 million as of December 31, 2013. The increase in working capital is due to a $64.6 million increase in cash and short-term investments. The increase in cash and short-term investments is due to net income generated during the period, cash received from the exercise of stock options, and increases in deferred revenue.

We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential stock repurchases for at least the next 12 months. However, we may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2013, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2013, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk

Economic Exposure

As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Sales outside the United States were approximately 42% of our total revenue for the nine months ended December 31, 2013 and 40% for the nine months ended December 31, 2012. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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

Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of less than $0.1 million and $0.4 million in the three and nine months ended December 31, 2013, respectively, and foreign currency transaction losses of $0.1 million in both the three and nine months ended December 31, 2012. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.

To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of December 31, 2013 and March 31, 2013, we did not have any forward contracts outstanding. We recorded net realized gains (losses) in general and administrative expenses related to the settlement of forward exchange contracts of approximately $0.1 million and ($0.2) million in the three and nine months ended December 31, 2013, respectively, and net realized (losses) of ($0.1) and ($0.2) million in the three and nine months ended December 31, 2012, respectively. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, we implemented a new enterprise resource planning system to support the growth of our business. The implementation was designed to enhance internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the nine months ended December 31, 2013. As of December 31, 2013, we have repurchased $117.2 million of common stock out of the $267.2 million in total that was authorized under our current stock repurchase program. As a result, we may repurchase an additional $150.0 million of our common stock through March 31, 2015.

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

CommVault Systems, Inc.

Dated: January 31, 2014	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated: January 31, 2014	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document