Form 10-K
period 2014-03-31
COMMVAULT SYSTEMS INC
filed 2014-05-02
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of September 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $3.9 billion.
As of April 25, 2014, there were 47,186,646 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2014. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2014

FORWARD-LOOKING STATEMENTS
The discussion throughout this Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You should be aware that these statements and any other forward-looking statements in this document reflect only our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond our control and may cause actual results and performance to differ materially from our expectations. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under the heading “Risk Factors.” Accordingly, you should not place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which the statements were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business
Company Overview
CommVault is a leading provider of data and information management software applications and related services. CommVault was incorporated in 1996 as a Delaware corporation. We develop, market and sell data and information management software applications under the Simpana® Software brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, Search & eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Simpana software provides our customers with:

•	High-performance data protection, including backup and recovery;

•	Data migration and archiving;

•	Snapshot management and replication of data;

•	Integrated source and target data deduplication;

•	eDiscovery and compliance solutions;

•	Self-service access;

•	A secure virtual repository using Simpana ContentStore;

•	Enterprise-wide search capabilities;

•	Protection, recovery and discovery of data in virtual server and cloud environments; and

•	Robust built-in analytics and troubleshooting tools.
Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.
Simpana software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle, and through sharing and better utilization of storage resources across the enterprise. Simpana can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.
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

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners include Hitachi Data Systems and NetApp. As of March 31, 2014, we had licensed our data and information management software to approximately 20,000 registered customers.
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
Data is widely considered to be one of an organization’s most valued assets. The increasing reliance on critical enterprise software applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools is resulting in the rapid growth of data across all enterprises. Government regulations, such as those issued under the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (HIPAA), Government Paper Elimination Act (GPEA), Homeland Security, the Patriot Act, Freedom of Information Act (FOIA), the Basel Committee on Banking Supervision (The Basel Accords), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as company policies requiring data access, protection and preservation, are expanding the proportion of data that must be archived and easily accessible for future use. In addition, ensuring the security, availability and integrity of the data has become a critical task as regulatory compliance and corporate governance objectives affecting many organizations mandate the creation of multiple copies of data with longer and more complex retention requirements.
In addition to rapid data growth, data storage has transitioned from being server-attached to becoming widely distributed across local and global networked storage systems. Data previously stored on primary disk and backed up on tape is increasingly being backed up, managed and stored on a broader array of storage tiers ranging from high-cost, high-performance disk systems, to lower-cost mid-range and low-end disk systems, to tape libraries and both public and private cloud storage services. This transition has been driven by the growth of data, the pervasive use of distributed critical enterprise software applications, the decrease in disk cost, and the demand for 24/7 business continuity.
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

Our Software
We provide our customers with a single, scalable platform of data and information management software modules that are fully integrated into our Common Platform. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single, browser-based interface from the data center, to laptops, remote offices and the cloud. We provide our customers with high-performance data protection, including backup and recovery; data migration and archiving; snapshot management and replication of data; integrated source and target data deduplication; e-discovery and compliance solutions; self-service access; a secure virtual repository using Simpana ContentStore; enterprise-wide search capabilities; protection, recovery and discovery of data in virtual server and cloud environments; and robust built-in analytics and troubleshooting tools.
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

•
Single Software Platform Delivering Applications Built Upon a Common Platform.    All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data and information management applications in our Simpana software delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our single platform or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.

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

•
Protect, Recover, Access and Discover Information Stored at the Edge of an Enterprise.    Our software protects data on laptops, desktops and mobile devices. These devices often hold data that is subject to stringent security and compliance requirements but protecting this data can be difficult to manage cost effectively. Our software contains robust features that reliably protect data, improve data availability, simplify management, and reduce costs, while exceeding most requirements for security and compliance. In addition, our software includes certain synchronization capabilities that allow organizations to retain control over their data and information while empowering corporate employees to securely share files among multiple devices.

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

•
Workflow Automation.    Our software delivers advanced workflow and automation capabilities designed to streamline management and optimize resource utilization. Our software contains an extensive catalog of pre-built workflows or users can create their own custom workflows using an intuitive graphical user interface. Using these advanced tools, administrators can automate business tasks.

•
State-of-the-Art Customer Support Services.    We offer 24/7 global technical support. Our support operations center at our New Jersey headquarters is complemented by local support resources, including centers in Europe, Australia and China. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage networking infrastructures. Our customer support process leverages the expertise of product development, field and customer support engineers and integrated software call-home functionality. In addition, we incorporate into our software many self-diagnostic and troubleshooting capabilities and provide automated web-based support capabilities to our customers. Furthermore, we have implemented a voice-over-IP telephony system to tie our worldwide support centers together with an integrated call center messaging and updated and enhanced our trouble ticket management system.

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

•
ContentStore.    As the back-end repository for all Simpana-managed information, ContentStore is a hardware-agnostic, secure, virtual repository where all backup and archive data is maintained, which can be encrypted at a customers election. The intelligent index provides global awareness for data so users can quickly find what they need, when they need it. ContentStore eliminates inefficient data silos that waste resources and infrastructure by consolidating managed data and automating retention and tiering according to user defined policies to allow businesses to retain only the most relevant data.

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, per-copy basis, or as site licenses. In recent years the majority of our software revenue has been sold on a capacity basis and we expect this to remain true in the future. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities and modules discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.
Historically, an insignificant amount of our revenue has been sold under subscription, or term-based, license arrangements.  In these arrangements the customer has the right to use the software on either a capacity basis or per-copy basis over a designated period of time.  Revenue in these arrangements is recognized ratably over the term of the agreement.  Over the next several years we expect revenue from these types of arrangements to become a more significant portion of our total revenue.

Simpana Software Modules
The Simpana software suite contains licensable modules — all built on a single unified code base and platform — to protect, manage and access data and information. Within the platform, tightly integrated, powerful software features deliver functionality throughout physical and virtual environments to help protect and recover data, manage costs and complexity and gain better insight into information. The following table summarizes the modules of our Simpana software:

Simpana Software Application Modules	Functionality
Backup and Recovery	High-performance backup and restoration of enterprise data for file systems, applications, databases and virtual machine systems
Archive	Integrated data archiving solution that optimizes data tiering and improves information governance Enterprise-wide storage optimization for email and files reducing space on primary storage
Replication	Protection of critical applications and data with snapshots and real-time replication
Search & eDiscovery	Web browser interface allows search, sort, select and retrieval of corporate files and information from online, archive, and backup data copies
Analytics	Robust, built-in reporting and insights capability allows for centralized management and reporting on operations across multiple environments managed from a single console
Backup and Recovery
The Simpana Backup and Recovery application module delivers reliable data protection, multiple recovery options and sophisticated data retention capabilities for both enterprise protection as well as small- and medium-sized business protection. Our Backup and Recovery module is designed for fast, easy deployment within an existing infrastructure, capable of extending backup to the edge of an enterprise, including mobile devices, laptops and desktops. Simpana Backup and Recovery allows users to easily browse and find data, and then recover it reliably, rapidly and efficiently. Compatible with a wide variety of applications and platforms, our Backup and Recovery module provides easy-to-use data protection and retention that supports corporate and federal policies.
We believe that our Backup and Recovery application is the foundation of a modern data management solution that allows enterprises to better manage information assets and recover data. Our Simpana Backup and Recovery application module has been optimized to protect data and information assets wherever they reside: in physical, virtual, and cloud environments. From a single, centralized management console, users can automate global protection and retention policies while secure, self-service access enhances availability of information.
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
Replication
The Simpana Replication application module provides enterprises with an integrated, single-platform approach to enable them to create replica copies of production data quickly, efficiently and cost-effectively using a combination of host-based replication and snapshot technologies. These copies of data can be immediately accessed for rapid recovery, to create multiple recovery points or to perform traditional backups without impacting server performance. Resuming business with minimal loss of data and being able to create multiple points-in-time copies during the normal business day enables enterprises to get back to business with minimal disruption. Our Replication hardware snapshot integration provides customers with SAN investment protection and choice, eliminating the backup window and accelerating recovery. By creating hardware snapshot copies internal to the storage array, high speed recovery copies can be created with minimal impact on the production servers. Our Replication solution allows enterprises to meet recovery point and recovery time objectives without taking production systems offline by leveraging continuous capture byte-level replication to continuously protect data. Our Replication module recovers files or applications to a specific point-in-time. Finally, Simpana Replication software can eliminate exposures from site disaster, costly off-site tape storage and lower total cost of ownership by leveraging remote or virtual sites for disaster recovery.
Search & eDiscovery
The Simpana Search & eDiscovery module leverages a single, intelligent index across both backup and archive data to empower business users to quickly and easily search, classify, select and retrieve all Electronically Stored Information (ESI) retained in the Simpana ContentStore. Our Simpana Content Store is the virtual repository of all Simpana-managed information. With a native search experience, end-users or legal and compliance teams can instantly and intuitively find what they need. Simpana Search & eDiscovery leverages our single platform and can increase business productivity, meet eDiscovery and compliance demands, and gain business insights.
Simpana Search & eDiscovery can reduce certain risks by ensuring all data sources are accounted for in a single, enterprise-wide search that includes edge devices, public and private clouds, application, archive and backup data. In addition, when leveraged with additional search capability, users can view and recover e-mails archived both locally on PC’s and anywhere in the Simpana ContentStore.
Analytics
The Simpana Analyze application module delivers robust, built-in reporting analytics that enables infrastructure cost planning, provides insight into operations and simplifies compliance audits. Simpana software provides unique software with deep operational reporting integrated into both archive and backup operations. Our Analytics solution is fully integrated into backup and archive operations and delivers intuitive reporting and predictive capabilities across an enterprise. This solution provides enterprises with the ability to analyze and view physical and virtual storage utilizations and maximize their usage; make informed decisions on how best to deploy an application in a virtualized environment; identify stale data and make informed decisions on archiving rules and storage policies; leverage file-level analytics for physical and virtual environments; reclaim physical and virtual storage capacities using integrated archiving actions within reports; and produce chargeback reports based on physical and virtual machine capacities. Our Analytics solution also allows users to report on and manage operations remotely with the CommVault Monitor application.
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

•
Global Operations.    Our global customer support headquarters is located at our state-of-the-art technical support center in New Jersey. We also have established support operations in Reading, United Kingdom; Sydney, Australia; and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.

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

We also provide a wide range of other professional services that include:

•
Consulting Services.    Our consulting services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment. We offer services such as operational efficiency assessment; architecture design; disaster recovery readiness and policy design; cloud infrastructure design; data classification and archive policy design; records management and eDiscovery design; virtual data protection design; snapshot management design and wellness assessment.

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

•
Education Services.    We provide global onsite training, offsite training and self-paced online alternatives for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials. In addition, we offer a CommVault Certification Program that validates expertise and advanced knowledge in topics, including CommVault Core Fundamentals, Implementation and Maintenance, Preparing for Disaster Recovery and more advanced Specialist and Master technologies. We believe certified personnel can increase a company's productivity and reduce operating costs.

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
Technology Alliance Partners.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Bull, Citrix, Fujitsu, HP, Microsoft, Oracle, SAP and VMware. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2014, we had more than 500 reseller partners and systems integrators that have distributed our software worldwide.
In order to broaden our market coverage, we work closely with our Global Original Equipment Manufacturer (OEM) Partners, investing significant time and resources to deliver unique, joint solutions incorporating Simpana software. These partners team with our technical, engineering, marketing and sales forces on helping to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data and information management needs. Our alliance managers work directly with Global OEM Partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions. We currently have original equipment manufacturer distribution agreements primarily with Hitachi Data Systems and NetApp. Under these agreements, the original equipment manufacturers sell, market and support our software applications and services independently and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer agreements do not contain any minimum purchase or sale commitments.
Additionally, we have distribution agreements covering our North American commercial and U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avent Inc. Pursuant to these distribution agreements, Arrow’s and Avnet’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for approximately 31% of our total revenue in fiscal 2014 and 29% in fiscal 2013.
We currently have a worldwide reseller agreement with Dell, Inc. ("Dell") . Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to end user customers. Historically, we also had an original equipment manufacturer agreement with Dell, which was terminated in December of 2013. Sales through both of our agreements with Dell accounted for 15% of our total revenues for fiscal 2014 and 20% of our total revenues for fiscal 2013. We expect revenue transacted through Dell as a percentage of our total revenue to continue to decline as we transition our Dell related end-user customers to alternative distribution channels. Additional disclosures related to Dell are contained in Item 1A Risk Factors and in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in the Sources of Revenue section.
Service Provider Partners. Our Simpana software is the data protection platform for approximately 200 service providers, which provide cloud-based solutions to client systems worldwide. As companies of all sizes and markets rapidly adopt cloud infrastructures for improved costs, speed and agility, we remain committed to these strategic relationships to address this growing trend.  Customers looking to move IT operations into the cloud depend on service providers to help them migrate, manage and protect their cloud infrastructures. We have partnered with a broad ecosystem of service provider partners so they can effectively deliver data management-as-a-service solutions based on Simpana software across geographies, vertical markets and offerings. Leading providers who have integrated Simpana software into their cloud solution portfolios include Microsoft Windows Azure, Amazon S3 and Glacier, NetApp, and Rackspace.
Customers
We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2014, we had licensed our software applications to approximately 20,000 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
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

Sales and Marketing
We sell our Simpana data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2014, we had 584 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.
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
Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2014, we had 444 employees in our research and development group, of which 150 are located in our Hyderabad and Bangalore development centers in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $55.1 million on research and development activities in fiscal 2014, $47.4 million in fiscal 2013 and $39.9 million in fiscal 2012.

Competition
The data storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We currently compete with other providers of data and information management software as well as large storage hardware manufacturers that have developed or acquired their own data and information management software products. These manufacturers have the resources and capabilities to develop their own data and information management software applications, and many have been making acquisitions and broadening their efforts to include broader data and information management and storage products. These manufacturers and/or our other current and potential competitors may establish cooperative relationships among themselves or with third parties, creating new competitors or alliances. Large operating system and application vendors have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause some features of our software applications to become redundant.
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
Our unique product architecture is one of the primary reasons why we compete so successfully. Whereas other competitive solutions in the market are based on multiple, disparate products, our modular offering is based on a single, unified, underlying code base resulting in favorable efficiencies in functionality, integration, scalability and support. Our focused approach to data and information management and our ability to respond to customer feedback also drives the functionality and features of our products, which we believe lead the industry in terms of performance and usability, as evidenced by numerous industry awards we have received.
From a customer perspective, highly integrated products such as ours, which are based on a single, unified, underlying code base, are easier and less expensive to deploy, operate and manage. This flexibility, in turn, makes it significantly easier to scale our products over a customer’s entire IT environment. Supporting and enhancing our products is made more efficient due to this single, unified, underlying code base, unlike our competitors who are required to support and enhance multiple, disparate products, most of which are based on differing underlying software codes. Supporting multiple, disparate products places more onerous and costly demands on our competitors’ internal human and operational capital. We believe that Simpana software, because of its unique architecture, creates a compelling functional, integration, scalability and support advantage. We continue to expand our worldwide sales infrastructure and increase our distribution throughout the Americas, Europe, Middle East, Africa, Australia and Asia to meet the needs of our business.
Some of our competitors have greater financial resources and may have the ability to offer their products at lower prices than ours. In addition, some of our competitors have greater name recognition than us, which could provide them a competitive advantage with some customers. Some of our competitors also have longer operating histories, have substantially greater technical, sales, marketing and other global resources than we do, as well as a larger installed customer base and broader product offerings, including hardware. As a result, these competitors can devote greater resources to the development, promotion, sale and support of their products than we can.
Intellectual Property and Proprietary Rights
Our success and ability to compete depend on our continued development and protection of our proprietary software and other technologies. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions, to establish and protect our intellectual property rights. We provide our software to customers pursuant to license agreements that impose certain restrictions on use. These license agreements are primarily in the form of shrink-wrap or click-wrap licenses, which are not negotiated with or signed by our end-user customers. These measures may afford only limited protection of our intellectual property and proprietary rights associated with our software. We also enter into confidentiality agreements with employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our software, technology or business plans.
As of March 31, 2014, we had 285 issued patents and 234 pending patent applications in the United States, as well as 91 issued patents in foreign countries and 58 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
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
We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We also currently resell certain other software from Microsoft, including Windows Pre-installation Environment software, used in conjunction with our software applications, pursuant to an agreement with Microsoft that expires May 31, 2014. We expect that our agreement with Mircosoft will be renewed. We have entered into and expect to enter into agreements with additional third parties to license their technology for use with our software applications.
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
Employees
As of March 31, 2014, we had 1,973 employees worldwide, including 584 in sales and marketing, 444 in research and development, 190 in general and administration and 755 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 2, 2014:

Name	Age	Position
N. Robert Hammer	72	Chairman, President and Chief Executive Officer
Alan G. Bunte	60	Executive Vice President, Chief Operating Officer
Brian Carolan	43	Vice President, Chief Financial Officer
Ron Miiller	47	Senior Vice President of Worldwide Sales
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
We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors, and original equipment manufacturers, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, typically do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it could have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers or they could fail to perform as we anticipate, including required compliance with the terms and obligations of our reseller agreement, either of which could reduce our sales or impact our reputation in the market. In addition, we expect that a portion of our sales growth will depend upon our ability to identify and attract new reseller partners. Our competitors also use reseller arrangements and may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to maintain and/or expand our network of resellers could impair our ability to grow revenues in the future.
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
In addition, we have distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow and Avnet. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. Sales through our distribution agreement with Arrow accounted for approximately 31% of our total revenues for fiscal 2014 and approximately 29% for fiscal 2013. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

Sales through our agreements with Dell accounted for 15% of our total revenues for fiscal 2014 and 20% of our total revenues for fiscal 2013. Historically, we had an original equipment manufacturer agreement with Dell which primarily served the small and medium business segment. This agreement was terminated in December 2013. Over the last two fiscal years, we have attempted to shift small and medium business segment transactions to non-Dell distribution partners. We continue to have a worldwide reseller agreement with Dell. Our reseller agreement with Dell provides them the right to market, resell and distribute certain of our products to end user customers. During fiscal 2014, we also implemented a strategy to broaden our distribution related to enterprise software transactions and shift these transactions away from Dell distribution. As a result, the majority of the revenue that is still transacted through Dell comes from add-on purchases from our existing install base and from new enterprise software transactions where our sales force is directly involved. We believe it is likely revenue transacted through Dell related channels will continue to decline as a percentage of our total revenues. If our disengagement with Dell is unsuccessful, and we are unable to find additional or existing partners to replace the revenues that were previously transacted through Dell, it could have a material adverse effect on our future revenues and results of operations.
Our original equipment manufacturer agreements are primarily with Hitachi Data Systems and NetApp. Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements, including the terminated Dell original equipment manufacturer agreement, accounted for approximately 13% of our total revenues for fiscal 2014 and 15% of our total revenues for fiscal 2013.
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
As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, particularly with respect to the ongoing European sovereign debt crisis, slowing economies in parts of Asia, or the impact of continuing uncertainty associated with the budget “sequestration” in the U.S. government.
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
We continue to invest in our business in the Asia-Pacific and Europe, Middle East, and Africa regions. There are significant risks with overseas investments and growth prospects in these regions. Increased volatility or further declines in the credit, equity and foreign currency markets in these regions could cause delays in or cancellations of orders. Deterioration of economic conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide resellers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $55.1 million, or 9% of our total revenues in fiscal 2014, $47.4 million, or 10% of our total revenues in fiscal 2013 and $39.9 million, or 10% of our total revenues in fiscal 2012. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 43% of our revenues from outside the United States in fiscal 2014 and 42% in fiscal 2013. Accordingly, international sales increased 22% in fiscal 2014 compared to fiscal 2013. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
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
Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has not been material, although it may be in the future.
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
We have experienced periods of growth in recent years. Our revenues increased 18% for fiscal 2014 compared to fiscal 2013 and also increased 22% for fiscal 2013 compared to fiscal 2012. The number of our customers increased significantly during these periods. Our growth has placed increased demands on our management and other resources and will continue to do so in the future. We may not be able to maintain or accelerate our current growth rate, manage our expanding operations effectively or achieve planned growth on a timely or profitable basis. Managing our growth effectively will involve, among other things:

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
Due to the nature of our business, we may become subject to material claims of infringement by competitors and other third parties with respect to current or future software applications, trademarks or other proprietary rights. We expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows and the functionality of software applications in different industry segments overlaps. Future litigation may also involve third parties such as individuals, non-practicing entities, patent holding companies, and/or patent assertion entities that have no relevant product offerings or revenue in the marketplace, and against whom our own patents may provide little or no deterrence or protection. Such parties may purchase or otherwise obtain intellectual property assets for the purpose of monetizing these assets; they often make broad and sweeping claims of infringement against product manufacturing companies such as CommVault and its customers, seeking a percentage of sales as license fees, seeking injunctions to pressure us into taking a license, or a combination thereof. Claims such as these have increased in recent years and may continue to do so. Any such claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause shipment delays or require us to enter into royalty or licensing agreements with third parties, which may not be available on terms that we deem acceptable, if at all. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these claims could disrupt our business and have a material adverse effect on our results of operations and financial condition.
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including changes in our legal structure, changes in the geographic mix of income and expenses, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has benefited from an existing U.S. research and development tax credit. If this tax credit is not renewed, we would expect our effective tax rate to increase.
We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction. As of March 31, 2014, we had net deferred tax assets of approximately $46.7 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and deferred revenue. Consequently, our cash tax rate will be lower than our effective tax rate though fiscal 2015 and into fiscal 2016. However, we expect our cash taxes to continue to increase as our cash tax rate approaches our effective tax rate.
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
We cannot predict our future capital needs and we may be unable to obtain financing, which could have a material adverse effect on our business, results of operations and financial condition.
We may need to raise additional funds in the future in order to acquire complementary businesses, technologies, products or services. Any required financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our software and services offerings, revenues, results of operations and financial condition.

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
During fiscal 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We have limited experience in the ownership and management of real property. In addition, we are subject to the risks of owning real property including the possible need for structural improvements in order to comply with zoning and other legal or regulatory requirements. Furthermore, we are subject to adverse changes in the value of this property due to interest rate changes, changes in the market in which the property is located or other factors. Our estimate of the cost for the planned construction of the campus headquarters may increase due to factors outside of our control and could increase the amount of cash committed to this project. Also, if we decide to sell our real property in the future and are not able to recover all capitalized costs, it could have a material adverse effect on our financial condition and operating results.
Many of our key financial systems used for internal purposes are cloud based solutions provided by third parties.
Our new enterprise resource planning system as well as certain other stand-alone internal financial systems are cloud based solutions provided by third parties. The use of cloud based systems provided by third parties exposes us to certain risks of those third parties. If a disruption of services by these third party cloud financial system providers were to occur it could have a material adverse effect on our financial position, results of operations and cash flows.
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
On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize in the next 12 months. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $135 million.
In addition, we have offices in the United States in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Massachusetts, Minnesota, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia and Washington; and outside the United States in Kanata, Ontario; Toronto, Ontario; Calgary, Alberta; Montreal, Quebec; Vancouver, British Columbia; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Milan, Italy; Stockholm, Sweden, Zurich, Switzerland; Istanbul, Turkey; Paris, France; Madrid, Spain; Dubai, United Arab Emirates; Moscow, Russia; Johannesburg, South Africa; Riyadh, Saudi Arabia; Tel Aviv, Israel; Beijing, China; Shanghai, China; Guangzhou, China; Chengdu, China; Hong Kong; Sydney, Australia; Melbourne, Australia; Canberra, Australia; Auckland, New Zealand; Tokyo, Japan; Singapore; Mexico City, Mexico; Kuala Lumpar, Malaysia; Bangkok, Thailand; Sao Paulo, Brazil; Seoul, South Korea; Mumbai, India; New Delhi, India; Bangalore, India; and Hyderabad, India.

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

	Common Stock
	2014		2013
	High	Low	High	Low
First Quarter	$80.78	$67.09	$54.43	$43.70
Second Quarter	$88.95	$75.52	$59.31	$39.20
Third Quarter	$89.45	$67.17	$72.42	$53.41
Fourth Quarter	$76.10	$61.92	$84.20	$67.51
On April 25, 2014, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $47.56 per share.
Stockholders
As of April 25, 2014, there were approximately 59 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2009 and March 31, 2014, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2009 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2009 was the closing sales price of $10.97 per share.
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

	3/31/2009	3/31/2010	3/31/2011	3/30/2012	3/28/2013	3/31/2014
CommVault	100.0	194.6	363.5	452.5	747.3	592.1
NASDAQ Composite Index	100.0	156.9	181.9	202.2	213.8	274.7
NASDAQ Computer Index	100.0	167.1	199.2	237.7	221.2	289.7
Issuer Purchases of Equity Securities
During the fourth quarter of fiscal 2014, we repurchased $50.0 million of common stock (775,000 shares) under our share repurchase program bringing the cumulative repurchases under our current program to $167.2 million.

A summary of our repurchases of common stock during the fourth quarter of fiscal 2014 is as follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 01, 2014 - January 31, 2014	63,300	$64.82	63,300	$145,896,894
February 01, 2014 - February 28, 2014	676,700	$64.49	676,700	$102,256,511
March 01, 2014 - March 31, 2014	34,700	$64.96	34,700	$100,002,399
	774,700	$64.54

(1)
On April 24, 2014, our Board of Directors authorized a $50.0 million increase to the existing stock repurchase program which expires on March 31, 2015. After these fourth quarter repurchases and the increase to the plan by the Board of Directors, $150.0 million remains under our current stock repurchase authorization.

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

	Year Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$294,411	$251,508	$201,800	$149,798	$134,500
Services	291,929	244,342	204,839	164,978	136,525
Total revenues	586,340	495,850	406,639	314,776	271,025
Cost of revenues:
Software	2,588	2,863	2,747	2,369	3,017
Services	71,713	62,089	50,660	38,646	32,628
Total cost of revenues	74,301	64,952	53,407	41,015	35,645
Gross margin	512,039	430,898	353,232	273,761	235,380
Operating expenses:
Sales and marketing	283,304	247,696	219,025	163,054	136,773
Research and development	55,134	47,356	39,936	36,954	33,421
General and administrative	67,106	50,119	40,619	34,207	29,823
Depreciation and amortization	6,075	4,832	4,353	3,775	3,514
Total operating expenses	411,619	350,003	303,933	237,990	203,531
Income from operations	100,420	80,895	49,299	35,771	31,849
Interest expense	—	—	(57)	(106)	(106)
Interest income	890	1,059	750	650	384
Income before income taxes	101,310	81,954	49,992	36,315	32,127
Income tax expense	37,246	28,745	18,052	15,311	13,722
Net income	$64,064	$53,209	$31,940	$21,004	$18,405
Net income per common share:
Basic	$1.36	$1.17	$0.72	$0.49	$0.44
Diluted	$1.29	$1.10	$0.68	$0.45	$0.41
Weighted average shares used in computing per share amounts:
Basic	46,976	45,463	44,089	43,283	42,133
Diluted	49,642	48,330	47,201	46,301	45,022

	As of March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$457,733	$433,964	$297,088	$217,170	$169,518
Short-term investments	24,976	1,948	3,146	1,150	5,043
Working capital	387,004	343,094	222,301	179,380	143,185
Total assets	755,384	604,854	432,688	342,499	286,015
Deferred revenue	209,575	184,270	147,373	112,912	92,252
Total stockholders’ equity	462,578	354,017	229,984	188,130	158,300

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of March 31, 2014 we had licensed our software applications to approximately 20,000 registered customers.
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
Our Simpana software suite is one product that contains the following licensable modules, all built on a single unified code base and platform to protect, manage and access data and information: Backup and Recovery, Archive, Replication, eDiscovery, and Analytics. In addition to Backup and Recovery, the subsequent release of our other software application modules has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.
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

Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. During the fiscal year ended March 31, 2014, approximately 80% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the foreseeable future.
Historically, an insignificant amount of our revenue has been sold under subscription, or term based, license arrangements.  In these arrangements the customer has the right to use the software on either a capacity basis or per-copy basis over a designated period of time.  Revenue in these arrangements is recognized ratably over the term of the agreement.  Over the next several years we expect revenue from these types of arrangements to become a more significant portion of our total revenue.
The industry in which we currently operate continues to go through accelerating changes as the result of compounding data growth and the introduction of new technologies. We are continuing to pursue an aggressive product development program in both data and information management solutions. Our data management solutions include not only traditional backup, but also new innovations in de-duplication, data movement, virtualization, snap-based backups and enterprise reporting. Our information management innovations are primarily in the areas of archiving, eDiscovery, records management, governance, operational reporting and compliance. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies discussed above. While we are confident in our ability to meet these changing industry demands with our Simpana suite and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions or other technologies may not be widely adopted.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 50% of our total revenues for fiscal 2014, 51% for fiscal 2013 and 50% for fiscal 2012.
In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2015, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 57% of our software revenue in both fiscal 2014 and fiscal 2013 and approximately 52% of our software revenue in fiscal 2012.
Software revenue generated through indirect distribution channels was 87% of total software revenue in fiscal 2014, 89% in fiscal 2013 and 84% in fiscal 2012. Software revenue generated through direct distribution channels was 13% of total software revenue in fiscal 2014, 11% in fiscal 2013 and 16% in fiscal 2012. The dollar value of software revenue generated through indirect distribution channels increased approximately $33.2 million, or 15%, in fiscal 2014 compared to fiscal 2013. The dollar value of software revenue generated through direct distribution increased $9.7 million, or 34%, in fiscal 2014 compared to fiscal 2013. The increase in the dollar value of software revenue growth generated through our indirect distribution channels compared to our direct sales force in fiscal 2014 is primarily the result of an increase in software revenue from our international operations, which is almost exclusively transacted through indirect distribution. The increase in the dollar value of the software revenue generated through our direct sales channel is due to a higher value of direct enterprise transactions in the United States in fiscal 2014 compared to fiscal 2013. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
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
Sales through both of our agreements with Dell accounted for 15% of our total revenues for fiscal 2014 and 20% of our total revenues for fiscal 2013. We expect revenue transacted through Dell as a percentage of our total revenue to continue to decline as we transition our Dell related end-user customers to alternative distribution channels.
We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, including the terminated Dell original equipment agreement, accounted for 13% of our total revenues for fiscal 2014 and 15% of our total revenues for fiscal 2013.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 31% of our total revenues through Arrow in fiscal 2014, approximately 29% of our total revenues in fiscal 2013 and approximately 26% of our total revenues in fiscal 2012. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 50% of our total revenues for fiscal 2014, 49% for fiscal 2013 and 50% for fiscal 2012.
The gross margin of our services revenue was 75.4% for fiscal 2014, 74.6% for fiscal 2013 and 75.3% for fiscal 2012. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.1% for fiscal 2014, 98.9% for fiscal 2013 and 98.6% for fiscal 2012. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

Description of Costs and Expenses
Our cost of revenues is as follows:

•	Cost of Software Revenue, consists primarily of third-party royalties and other costs such as media, manuals, translation and distribution costs; and

•	Cost of Services Revenue, consists primarily of salary and employee benefit costs in providing customer support and other professional services.

Our operating expenses are as follows

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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 43% of our total revenue for fiscal 2014, 42% for fiscal 2013 and 39% for fiscal 2012. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the corresponding fiscal 2013 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2014 would have been higher by approximately $1.3 million, $0.4 million and $1.8 million, respectively.
Using the average foreign currency exchange rates from the corresponding fiscal 2012 period, our total revenues, cost of revenues and operating expenses from non-U.S. operations for fiscal 2013 would have been higher by approximately $5.1 million, $0.6 million and $3.2 million, respectively.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.3 million in fiscal 2014, and net foreign currency transaction losses of $0.3 million, and $0.2 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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
Stock-Based Compensation
As of March 31, 2014, we maintain two stock incentive plans, which are described more fully in Note 7 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.
The average expected life for fiscal 2012 was determined according to the “simplified” method, which is the mid-point between the vesting date and the end of the contractual term. During fiscal 2013, we began incorporating our historical data into the expected term calculation for stock options granted. Starting in fiscal 2013, we were able to demonstrate significant stock option exercise activity for options granted subsequent to our initial public offering to provide a reasonable basis for incorporating historical data into our expected term of future stock option grants. As a result, for the fiscal year ended March 31, 2013, and 2014 our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.
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
The assumptions used in the Black-Scholes option-pricing model in the fiscal years ended March 31, 2014 and 2013 are as follows:

	Year Ended March 31,
	2014	2013
Dividend yield	None	None
Expected volatility	42% - 47%	45% - 50%
Weighted average expected volatility	45%	47%
Risk-free interest rates	0.70% - 2.11%	0.60% - 1.40%
Weighted average expected life (in years)	6.9	6.2

The weighted average fair value of stock options granted was $41.70 per option during the year ended March 31, 2014 and $27.28 per option during the year ended March 31, 2013. In addition, the weighted average fair value of restricted stock units awarded was $84.66 per share during the year ended March 31, 2014 and $57.01 per share during the year ended March 31, 2013.
As of March 31, 2014, there was approximately $130.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.60 years. The intrinsic value of the options outstanding as of March 31, 2014 was $190.4 million, of which $166.8 million related to vested options and $23.6 million related to unvested options. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2014, we had net deferred tax assets of approximately $46.7 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and deferred revenue. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2014, we maintain a valuation allowance against our deferred tax assets totaling $1.4 million. Substantially all of the valuation allowance we have recorded at March 31, 2014 is against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.
At March 31, 2014, we have foreign net operating loss (NOL) carryforwards of approximately $3.3 million.     At March 31, 2014, we have federal and state research tax credit (R&D) carryforwards of approximately $5.2 million and $4.8 million, respectively. The federal research tax credit carryforwards expire from 2032 through 2034, and the state research tax credit carryforwards expire from 2016 through 2029. At March 31, 2014, we have federal Alternative Minimum Tax credit carryforwards of $1.6 million.
As of March 31, 2014, we had unrecognized tax benefits of $4.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.6 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $4.1 million and the related accrued interest and penalties of $0.6 million are included in Other Liabilities on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $1.5 million of our currently remaining unrecognized tax benefits and approximately $0.3 million of related accrued interest and penalties may be realized by the end of fiscal 2015 as a result of the lapse of the statute of limitations.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. Our Federal income tax return for the year ended March 31, 2011 is currently under audit. Our German subsidiary’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2011 are currently under audit by the German tax authorities. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2014. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2004 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2006 - Present

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
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding numbers in column may not sum to totals):

	Year Ended March 31,
	2014	2013	2012
Revenues:
Software	50%	51%	50%
Services	50%	49%	50%
Total revenues	100%	100%	100%
Cost of revenues:
Software	—%	1%	1%
Services	12%	13%	12%
Total cost of revenues	13%	13%	13%
Gross margin	87%	87%	87%
Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013
Revenues
Total revenues increased $90.5 million, or 18%, from $495.9 million in fiscal 2013 to $586.3 million in fiscal 2014.
Software Revenue.    Software revenue increased $42.9 million, or 17%, from $251.5 million in fiscal 2013 to $294.4 million in fiscal 2014. Software revenue represented 50% of our total revenues in fiscal 2014 compared to 51% in fiscal 2013.
The overall increase in software revenue was primarily driven by higher enterprise software transactions (transactions greater than $0.1 million), which increased by $26.3 million, or 19% in fiscal 2014 compared to fiscal 2013. Enterprise software transactions represented approximately 57% of our software revenue in both fiscal 2014 and fiscal 2013. The increase in enterprise software transactions is due to both a 16% increase in the number of transactions of this type and a 2% increase in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $272,000 in fiscal 2014 and approximately $266,000 in fiscal 2013. Software revenue derived from transactions less than $0.1 million increased $16.6 million, or 15%, in fiscal 2014 compared to fiscal 2013.
Software revenue derived from our international operations in fiscal 2014 increased 19% compared to fiscal 2013. The growth in software revenue in our international locations is primarily due to increases in Europe as we expand our international operations. Software revenue derived from the United States in fiscal 2014 increased 16% compared to fiscal 2013
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $33.2 million, or 15% in fiscal 2014 compared to fiscal 2013, and software revenue through our direct sales force increased $9.7 million, or 34% in fiscal 2014 compared to fiscal 2013. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to the increase in software revenue generated in foreign locations, which sold almost exclusively through indirect channels. The increase in the dollar value of the software revenue generated through our direct sales channel is due to a higher value of direct enterprise transactions in the United States in fiscal 2014 compared to fiscal 2013. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.
Services Revenue.    Services revenue increase $47.6 million, or 19%, from $244.3 million in fiscal 2013 to $291.9 million in fiscal 2014. Services revenue represented 50% of our total revenues in fiscal 2014 compared to 49% in fiscal 2013.

The increase in services revenue is primarily due to a $40.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $9.3 million, or 14%, from $65.0 million in fiscal 2013 to $74.3 million in fiscal 2014. Total cost of revenues represented 13% of our total revenues in both fiscal 2014 and fiscal 2013.
Cost of Software Revenue.    Cost of software revenue decreased approximately $0.3 million, or 10%, from $2.9 million in fiscal 2013 to $2.6 million in fiscal 2014. Cost of software revenue represented 1% of our total software revenue in both fiscal 2014 and fiscal 2013.
Cost of Services Revenue.    Cost of services revenue increased $9.6 million, or 16%, from $62.1 million in fiscal 2013 to $71.7 million in fiscal 2014. Cost of services revenue represented 25% of our services revenue in both fiscal 2014 and fiscal 2013. The increase in the dollar amount of cost of services revenue is primarily the result of higher employee compensation and travel expenses totaling approximately $7.0 million as well as a $1.2 million increase in third-party outsourcing costs to facilitate our delivery of services.
Operating Expenses
Sales and Marketing.    Sales and marketing expenses increased $35.6 million, or 14%, from $247.7 million in fiscal 2013 to $283.3 million in fiscal 2014. The increase is primarily due to a $19.7 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $7.3 million increase in stock-based compensation expenses and a $3.2 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana products. Sales and marketing expenses as a percentage of total revenues decreased to 48% in fiscal 2014 compared to 50% in fiscal 2013, primarily due to lower compensation costs as a percentage of total revenues related to our field sales teams.
Research and Development.    Research and development expenses increased $7.8 million, or 16%, from $47.4 million in fiscal 2013 to $55.1 million in fiscal 2014. The increase is primarily due to higher compensation and related expenses resulting from the expansion of our engineering group totaling approximately $5.1 million. The increase in research and development also includes a $1.5 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues decreased to 9% in fiscal 2014 compared to 10% in fiscal 2013. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.    General and administrative expenses increased $17.0 million, or 34%, from $50.1 million in fiscal 2013 to $67.1 million in fiscal 2014. This increase is primarily due to a $9.8 million increase in stock-based compensation expenses, a $3.8 million increase in employee and related compensation due to higher headcount and a $1.7 million increase in professional fees. General and administrative expenses in fiscal 2014 also includes $0.3 million of net foreign currency transaction gains compared to $0.3 million of net foreign currency transaction losses recognized in general and administrative expenses in fiscal 2013. General and administrative expenses as a percentage of total revenues increased to 11% in fiscal 2014 compared to 10% in fiscal 2013.
Depreciation and Amortization.    Depreciation expense increased $1.2 million, from $4.8 million in fiscal 2013 to $6.1 million in fiscal 2014. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we continue to expand our worldwide operations. We expect depreciation expense to increase within the next 12 months due to our new corporate campus headquarters which is currently under construction.
Interest Income
Interest income decreased $0.2 million, from $1.1 million in fiscal 2013 to $0.9 million in fiscal 2014. The decrease in interest income is primarily due to decreased yield on our investment portfolio.
Income Tax Expense
Income tax expense was $37.2 million in fiscal 2014 compared to $28.7 million in fiscal 2013. The effective tax rate in fiscal 2014 was 37% as compared to 35% in fiscal 2013. In fiscal 2014, the effective tax rate approximated the statuary rate but was benefited by the impact of domestic production deduction, foreign tax credits and release of reserves, which were offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. Additionally, the research and development credit expired on December 31, 2013; therefore, the effective tax rate only reflects nine months of a benefit.

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

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $53.2 million, or 31% in fiscal 2013 compared to fiscal 2012, and software revenue through our direct sales force decreased $3.5 million or 11% in fiscal 2013 compared to fiscal 2012. The increase in the dollar value of the software revenue through our indirect distribution channel is primarily due to the increase in software revenue generated in foreign locations, which is substantially sold through our channel partners. The decrease in the dollar value of the software revenue generated through our direct sales channel is due to a lower value of direct enterprise transactions in the United States. Software revenue that is derived from both our indirect channel partners and direct sales force are key attributes to our long-term growth strategy.  We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term as more fully discussed above in the “Sources of Revenue” section.

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

Operating Expenses

Sales and Marketing.  Sales and marketing expenses increased $28.7 million, or 13%, from $219.0 million in fiscal 2012 to $247.7 million in fiscal 2013. The increase is primarily due to a $15.7 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $4.6 million increase in advertising and marketing related expense as we continue to build brand awareness for our Simpana products and a $3.7 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues decreased to 50% in fiscal 2013 compared to 54% in fiscal 2012, primarily due to cost containment in our field operations, as well as our sales segmentation strategy that we implemented at the beginning of fiscal 2013, which aligned our sales and marketing team as we penetrate the enterprise segment.

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

Depreciation and Amortization.  Depreciation expense increased $0.5 million, from $4.4 million in fiscal 2012 to $4.8 million in fiscal 2013. This reflects higher depreciation associated with increased capital expenditures primarily over the past 12 months as we continue expand our worldwide operations.

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
Liquidity and Capital Resources
As of March 31, 2014, our cash and cash equivalents balance of $457.7 million primarily consisted of money market funds. In addition, we have approximately $25.0 million of short-term investments invested in U.S. Treasury Bills at March 31, 2014. In recent fiscal years, our principal sources of liquidity have been cash provided by operations.

As of March 31, 2014, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $114.7 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
During the fourth quarter of fiscal 2014, we repurchased $50.0 million of common stock (775,000) under the share repurchase program bringing the cumulative repurchases under the current program to $167.2 million.  On April 24, 2014, the Board of Directors authorized a $50.0 million increase to the existing stock repurchase program which expires on March 31, 2015.  After these fourth quarter repurchases and the increase to the plan by the Board of Directors, $150.0 million remains under the current stock repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. Under our stock repurchase program, we have bought back approximately 16% of the common stock that was outstanding at the time the stock repurchase program was announced. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.
At the fiscal 2013 Annual Meeting of Stockholders of the Company held on August 21, 2013, the Company’s stockholders approved the formation of the Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees the opportunity to become stockholders through the purchase of shares of the Company’s common stock. The ESPP is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25,000 of stock during any calendar year. As of March 31, 2014, 3.0 million shares were reserved for future issuance under the Purchase Plan.  The first purchase date of the ESPP is August 1, 2014.
On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize over the next 12 months. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $135 million. We expect to fund this capital expenditure from our existing cash and cash equivalent balances and our cash generated from operations.
Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Net cash provided by operating activities	$119,137	$112,683	$100,000
Net cash used in investing activities	(90,158)	(15,832)	(7,792)
Net cash provided by (used in) financing activities	(4,078)	41,208	(11,507)
Effects of exchange rate — changes in cash	(1,132)	(1,183)	(783)
Net increase in cash and cash equivalents	$23,769	$136,876	$79,918
Net cash provided by operating activities was $119.1 million in fiscal 2014, $112.7 million in fiscal 2013 and $100.0 million in fiscal 2012. In both fiscal 2014 and fiscal 2013 cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base; and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues and timing of cash receipts. In fiscal 2012, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed software base; and an increase in accrued liabilities.

Net cash used in investing activities was $90.2 million in fiscal 2014, $15.8 million in fiscal 2013 and $7.8 million in fiscal 2012. In fiscal 2014, cash used in investing activities was due to the purchase of property and equipment in the amounts of $62.2 million for purchases relating to our new corporate campus headquarters and $4.9 million of capital expenditures as we continue to invest in and enhance our global infrastructure. These increases were partially offset by net purchases of short-term investments of $23.0 million. In fiscal 2013, cash used in investing activities was due to the purchase of property and equipment in the amounts of $9.2 million for purchases relating to our new corporate campus headquarters and $7.8 million of capital expenditures as we continue to invest in and enhance our global infrastructure. These increases were partially offset by net proceeds from the maturity of short-term investments of $1.2 million. In fiscal 2012, cash used in investing activities was due to the purchase of property and equipment of $5.8 million related to growth in our business as well as the net purchases of short-term investments of $2.0 million.
Net cash provided by (used in) financing activities was $(4.1) million in fiscal 2014, $41.2 million in fiscal 2013 and $(11.5) million in fiscal 2012. The cash used by financing activities in fiscal 2014 was due to $50.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $28.3 million of excess tax benefits recognized as a result of stock option exercises and $17.6 million of proceeds from the exercise of stock options. The cash provided by financing activities in fiscal 2013 was due to $23.1 million of excess tax benefits recognized as a result of stock option exercises and $18.1 million of proceeds from the exercise of stock options. The cash used in financing activities in fiscal 2012 was due to $45.6 million used to repurchase shares of our common stock under our repurchase program, partially offset by $18.1 million of proceeds from the exercise of stock options and $16.0 million of excess tax benefits recognized as a result of stock option exercises.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2014	2013	2012
Cash used for repurchases (in thousands)	$50,030	$—	$45,639
Shares repurchased (in thousands)	775	—	1,323
Average price per share	$64.54	$—	$34.45

Working capital increased $43.9 million from $343.1 million as of March 31, 2013 to $387.0 million as of March 31, 2014. The increase in working capital is primarily due to a $46.8 million increase in cash and short-term investments and a $33.5 million increase in accounts receivable. These increases were partially offset by a $20.6 million increase in accrued liabilities and a $13.2 million increase in short-term deferred revenue. The increase in cash and short-term investments is primarily due to net income generated during the period, cash received from the collection of account receivables and cash received from the exercise of stock options. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base. The increase in accrued expenses is primarily due to higher employee and related compensation accruals.
Working capital increased $120.8 million from $222.3 million as of March 31, 2012 to $343.1 million as of March 31, 2013. The increase in working capital is primarily due to a $135.7 million increase in cash and short-term investments and a $17.2 million increase in accounts receivable. These increases were partially offset by a $27.7 million increase in deferred revenue and a $9.7 million increase in accrued liabilities. The increase in cash and short-term investments is primarily due to net income generated during the period, cash received from the collection of account receivables and cash received from the exercise of stock options partially offset by the use of cash for share repurchases. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base. The increase in accrued expenses is primarily due to higher employee and related compensation accruals.
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
The following table summarizes our obligations as of March 31, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$19,329	$11,009	$7,039	$1,172	$109
Purchase obligations	11,445	5,936	5,326	183	—
Total	$30,774	$16,945	$12,365	$1,355	$109
We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to marketing and software development services, IT infrastructure costs and costs associated with the design and construction of our corporate campus headquarters. The contractual obligations table above excludes unrecognized tax benefits, plus related interest and penalties, recorded in Other Liabilities totaling $4.7 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $4.7 million is classified as a long-term liability in our consolidated balance sheet as of March 31, 2014 as none of these obligations are anticipated to be paid within one year from April 1, 2014.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $1.4 million in fiscal 2014, $2.1 million in fiscal 2013 and $1.6 million in fiscal 2012.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2014 and 2013, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment requires an entity to present, either on the face of the financial statement or in the notes, the effects on the line items of net income due to significant amounts reclassified out of accumulated other comprehensive income, as well as provide cross-references to other required reclassification disclosures, where applicable. The adoption of the new pronouncement on April 1, 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial statements.
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
Interest Rate Risk
As of March 31, 2014, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 43% of our sales were outside the United States in fiscal 2014 and 42% were outside the United States in fiscal 2013. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $8.2 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of approximately $0.3 million in fiscal 2014, and net foreign currency transaction losses of approximately $0.3 million in fiscal 2013 and $0.2 million in fiscal 2012. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of March 31, 2014 and March 31, 2013, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses of $0.1 million in fiscal 2014 and $0.2 million in fiscal 2013. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8.	Financial Statements and Supplementary Data
CommVault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CommVault Systems, Inc.

We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects in the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 2, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
MetroPark, New Jersey
May 2, 2014

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$457,733	$433,964
Short-term investments	24,976	1,948
Trade accounts receivable, less allowance for doubtful accounts of $111 and $103 at March 31, 2014 and 2013, respectively	118,527	85,033
Prepaid expenses and other current assets	11,329	15,225
Deferred tax assets, net	17,966	19,328
Total current assets	630,531	555,498
Deferred tax assets, net	28,737	21,166
Property and equipment, net	88,901	21,112
Other assets	7,215	7,078
Total assets	$755,384	$604,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,218	$3,860
Accrued liabilities	76,166	55,577
Deferred revenue	166,143	152,967
Total current liabilities	243,527	212,404
Deferred revenue, less current portion	43,432	31,303
Other liabilities	5,847	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 47,094 shares and 46,397 shares issued and outstanding at March 31, 2014 and 2013, respectively	471	464
Additional paid-in capital	481,083	391,772
Accumulated deficit	(18,059)	(37,930)
Accumulated other comprehensive loss	(917)	(289)
Total stockholders’ equity	462,578	354,017
Total liabilities and stockholders’ equity	$755,384	$604,854

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012
Revenues:
Software	$294,411	$251,508	$201,800
Services	291,929	244,342	204,839
Total revenues	586,340	495,850	406,639
Cost of revenues:
Software	2,588	2,863	2,747
Services	71,713	62,089	50,660
Total cost of revenues	74,301	64,952	53,407
Gross margin	512,039	430,898	353,232
Operating expenses:
Sales and marketing	283,304	247,696	219,025
Research and development	55,134	47,356	39,936
General and administrative	67,106	50,119	40,619
Depreciation and amortization	6,075	4,832	4,353
Total operating expenses	411,619	350,003	303,933

Income from operations	100,420	80,895	49,299
Interest expense	—	—	(57)
Interest income	890	1,059	750
Income before income taxes	101,310	81,954	49,992
Income tax expense	37,246	28,745	18,052
Net income	$64,064	$53,209	$31,940
Net income per common share:
Basic	$1.36	$1.17	$0.72
Diluted	$1.29	$1.10	$0.68
Weighted average common shares outstanding:
Basic	46,976	45,463	44,089
Diluted	49,642	48,330	47,201

CommVault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012
Net income	$64,064	$53,209	$31,940
Other comprehensive loss:
Foreign currency translation adjustment	(628)	(528)	(68)
Comprehensive income	$63,436	$52,681	31,872

CommVault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2011	43,965	$440	$271,622	$(84,239)	$307	$188,130
Stock-based compensation			21,426			21,426
Tax benefits relating to share-based payments			16,072			16,072
Exercise of common stock options and vesting of restricted stock units	1,952	19	18,104			18,123
Repurchase of common stock	(1,323)	(13)	(6,786)	(38,840)		(45,639)
Net income				31,940		31,940
Other comprehensive income (loss)					(68)	(68)
Balance at March 31, 2012	44,594	446	320,438	(91,139)	239	229,984
Stock-based compensation			30,098			30,098
Tax benefits relating to share-based payments			23,126			23,126
Exercise of common stock options and vesting of restricted stock units	1,803	18	18,110			18,128
Repurchase of common stock						—
Net income				53,209		53,209
Other comprehensive (loss) income					(528)	(528)
Balance at March 31, 2013	46,397	464	391,772	(37,930)	(289)	354,017
Stock-based compensation			49,124			49,124
Tax benefits relating to share-based payments			28,416			28,416
Exercise of common stock options and vesting of restricted stock units	1,472	15	17,600			17,615
Repurchase of common stock	(775)	(8)	(5,829)	(44,193)		(50,030)
Net income				64,064		64,064
Other comprehensive (loss) income					(628)	(628)
Balance at March 31, 2014	47,094	$471	$481,083	$(18,059)	$(917)	$462,578

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$64,064	$53,209	$31,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,207	4,939	4,484
Noncash stock-based compensation	49,124	30,098	21,426
Excess tax benefits from stock-based compensation	(28,337)	(23,080)	(16,009)
Deferred income taxes	(6,430)	(2,094)	(4,993)
Changes in operating assets and liabilities:
Trade accounts receivable	(33,482)	(17,939)	5,419
Prepaid expenses and other current assets	3,948	(2,684)	(4,198)
Other assets	(160)	(1,844)	(3,720)
Accounts payable	(2,695)	2,036	204
Accrued liabilities	43,187	32,358	29,038
Deferred revenue	25,156	38,041	35,599
Other liabilities	(1,445)	(357)	810
Net cash provided by operating activities	119,137	112,683	100,000
Cash flows from investing activities
Purchase of short-term investments	(28,976)	(1,948)	(3,146)
Proceeds from maturity of short-term investments	5,948	3,146	1,150
Purchases for corporate campus headquarters	(62,214)	(9,209)	—
Purchase of property and equipment	(4,916)	(7,821)	(5,796)
Net cash used in investing activities	(90,158)	(15,832)	(7,792)
Cash flows from financing activities
Repurchase of common stock	(50,030)	—	(45,639)
Proceeds from the exercise of stock options	17,615	18,128	18,123
Excess tax benefits from stock-based compensation	28,337	23,080	16,009
Net cash provided by (used in) financing activities	(4,078)	41,208	(11,507)
Effects of exchange rate — changes in cash	(1,132)	(1,183)	(783)
Net increase in cash and cash equivalents	23,769	136,876	79,918
Cash and cash equivalents at beginning of year	433,964	297,088	217,170
Cash and cash equivalents at end of year	$457,733	$433,964	$297,088

Supplemental disclosures of cash flow information
Interest paid	$—	$—	$57
Income taxes paid	$12,442	$5,612	$9,680
Purchases for corporate campus headquarters in accounts payable and accrued liabilities	$6,805	$953	$—

CommVault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1.     Nature of Business
CommVault Systems, Inc. and its subsidiaries (“CommVault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with high-performance data protection, including backup and recovery; data migration and archiving; snapshot management and replication of data; integrated source, and target data deduplication; eDiscovery and compliance solutions; self-service access; a secure virtual repository using Simpana ContentStore; enterprise-wide search capabilities; protection, recovery and discovery of data in virtual server and cloud environments; and robust built-in analytics and troubleshooting tools. The Company’s unified suite of data and information management software applications, which is sold under the Simpana brand, shares an underlying architecture that has been developed to minimize the cost and complexity of managing data on globally distributed and networked storage infrastructures. The Company also provides its customers with a broad range of professional and customer support services.
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
Revenue Recognition
The Company derives revenues from two primary sources: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both licenses and services.
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
The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a capacity basis, on a per-copy basis or as site licenses. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that the Company recognize revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.

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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, vesting of restricted stock units and shares to be purchased under the Employee Stock Purchase Plan. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2014	2013	2012
Net income	$64,064	$53,209	$31,940
Basic net income per common share:
Basic weighted average shares outstanding	46,976	45,463	44,089
Basic net income per common share	$1.36	$1.17	$0.72
Diluted net income per common share:
Basic weighted average shares outstanding	46,976	45,463	44,089
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan	2,666	2,867	3,112
Diluted weighted average shares outstanding	49,642	48,330	47,201
Diluted net income per common share	$1.29	$1.10	$0.68

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2014	2013	2012
Stock options and restricted stock units	964	554	626
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Accounting for Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2014, the Company had net deferred tax assets of approximately $46,703, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and deferred revenue. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of March 31, 2014, the Company maintains a valuation allowance against its deferred tax assets totaling $1,343 primarily related to the uncertainty of the Company’s ability to utilize New Jersey state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable.
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
As of March 31, 2014, the Company had unrecognized tax benefits of $4,113, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $555 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2014, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

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
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 31%, 29% and 26% of total revenues for the years ended March 31, 2014, 2013 and 2012, respectively. Arrow accounted for approximately 41% and 39% of total accounts receivable as of March 31, 2014 and 2013, respectively.
The Company has a non-exclusive distribution agreement covering our North American markets with Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Avnet accounted for 11% of accounts receivable as of March 31, 2014.

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
Sales through both agreements (reseller and original equipment manufacturer) with Dell accounted for 15% and 20% of total revenues for the years ended March 31, 2014 and 2013, respectively. Revenue transacted through Dell as a percentage of total revenue is expected to continue to decline as the Company transitions Dell related end-user customers to alternative distribution channels.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2014, the Company’s short-term investments balance consisted of U.S. Treasury Bills. At of March 31, 2013, the Company’s short-term investments balance consisted of certificates of deposit.
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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2014 and March 31, 2013:

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$326,952	—	—	$326,952
Short-term investments	—	$24,993	—	$24,993

March 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$342,458	—	—	$342,458
Short-term investments	$1,948	—	—	$1,948
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
Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for its intended use. Depreciation for equipment commences once it is placed in service and

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

depreciation for buildings and leasehold improvements commences once they are ready for intended use. Land is not depreciated.
Asset Retirement Obligation
A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. The Company maintains certain office space for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $577 as of March 31, 2014 and $525 as of March 31, 2013.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value would be determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2014, 2013 and 2012.
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
Deferred revenue consists of the following:

	March 31,
	2014	2013
Current:
Deferred software revenue	$666	$9,193
Deferred services revenue	165,477	143,774
	166,143	152,967
Non-current:
Deferred services revenue	$43,432	$31,303
Total Deferred Revenue	209,575	184,270
Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the date of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2014, 2013 and 2012, the Company included $28,337, $23,080, and $16,009, respectively, as a financing cash inflow.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Share Repurchases
The Company considers all shares repurchased as canceled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the fiscal year ended March 31, 2014, the Company reduced common stock and additional paid-in capital by $5,837 and increased accumulated deficit by $44,193.
Sales Tax
The Company records revenue net of sales tax.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $6,174, $4,646, and $4,582 for the years ended March 31, 2014, 2013 and 2012, respectively.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction gains of $324 and net foreign currency transaction losses of $275 and $232 in the years ended March 31, 2014, March 31, 2013 and March 31, 2012, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one month to three months. As of March 31, 2014 and March 31, 2013, the Company did not have any forward contracts outstanding. The Company recorded net realized losses of $82 and $152 in general and administrative expenses related to the settlement of a forward exchange contracts in the years ended March 31, 2014 and 2013, respectively. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Consolidated Financial Statements.
There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
3.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2014	2013
Construction in process	$79,182	$10,162
Computers, servers and other equipment	27,827	25,513
Leasehold improvements	8,911	8,279
Furniture and fixtures	2,409	2,183
Purchased software	2,291	1,970
	120,620	48,107
Less: Accumulated depreciation and amortization	(31,719)	(26,995)
	$88,901	$21,112
Construction in process at March 31, 2014 and 2013 is comprised of the purchase of land and related design and construction cost for the Company’s planned corporate campus headquarters, which the Company expects to finalize over approximately the next twelve months. The value of land included in construction in process at March 31, 2014 is $5,915. The Company recorded depreciation and amortization expense of $6,207, $4,939, and $4,484 for the years ended March 31, 2014, 2013 and 2012, respectively.
4.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2014	2013
Compensation and related payroll taxes	$35,813	$32,397
Other	40,353	23,180
	$76,166	$55,577

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

5.     Commitments and Contingencies
Leases
The Company leases various office and warehouse facilities under non-cancelable leases, which expire on various dates through September 2019. Future minimum lease payments under all operating leases at March 31, 2014 are as follows:

Year Ending March 31,
2015	$11,009
2016	5,646
2017	1,393
2018	762
2019 and thereafter	519
$19,329
Rent expenses were $11,405, $10,037, and $8,498 for the years ended March 31, 2014, 2013 and 2012, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.
Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2014 are approximately $5,936 for fiscal 2015, $4,273 for fiscal 2016, $1,053 for fiscal 2017, $171 for fiscal 2018 and $12 for fiscal 2019, totaling $11,445 for all periods through fiscal 2019. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services and the design and construction of the Company’s corporate campus headquarters.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $1,350 in fiscal 2014, $2,081 in fiscal 2013 and $1,611 in fiscal 2012.
Indemnifications

The Company offers a 90-day limited product warranty for its software. To date, costs related to this product warranty have not been material.
Legal Proceedings
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2014, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions that are both considered reasonably possible of occurring and also would require disclosure under the guidance.
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
6.     Capitalization
As of March 31, 2014 and 2013, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2014 and 2013 there were no shares of preferred stock outstanding.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

On November 13, 2008, the Board of Directors of the Company adopted a Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock to shareholders of record on November 24, 2008. Each Right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of eighty dollars per one one thousandth of a share, subject to adjustment. Of the 50,000 shares of preferred stock authorized under the Company’s certificate of incorporation, 150 have been designated as Series A Junior Participating Preferred.
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
Common Stock
The Company had 47,094 and 46,397 shares of common stock, par value $0.01, outstanding at March 31, 2014 and March 31, 2013, respectively.

During fiscal 2014, the Company repurchased $50,030 of common stock (775 shares) under its share repurchase program bringing the cumulative repurchases under the current program to $167,155. As of March 31, 2014, $100,002 remained in the stock repurchase authorization.
Shares Reserved for Issuance
The Company has reserved 7,590 shares to allow for the exercise of all outstanding options and vesting of restricted stock units at March 31, 2014.
7.     Stock Plans
As of March 31, 2014, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2014, there were 572 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of March 31, 2014, approximately 895 shares were available for future issuance under the LTIP.
As of March 31, 2014, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. However, from time to time the company grants equity awards that vest between one and three years. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
The Company estimated the fair value of stock options granted using the Black-Scholes formula. The Company’s calculation of expected term life for fiscal 2014, and fiscal 2013 included a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics would be exercised based on the Company’s historical data. In determining expected life, the Company separates employees into groups that have historically exhibited similar behavior with regard to option exercises. The Company’s calculation of expected term life for fiscal 2012 was determined according to the “simplified method”, which is the mid-point between the vesting date and the end of the contractual term.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Expected volatility through September 30, 2012 was calculated based on a blended approach that included the historical volatility of a peer group, the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock. Effective October 1, 2012, the Company excluded the historical volatility of a peer group in its expected volatility calculation due to the fact that the Company’s common stock has been publicly traded for a period that approximates its weighted average expected term. As a result, expected volatility from October 1, 2012 to March 31, 2014 was calculated based on a blended approach that included the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock.
The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2014	2013	2012
Dividend yield	None	None	None
Expected volatility	42% - 47%	45% - 50%	42% - 47%
Weighted average expected volatility	45%	47%	45%
Risk-free interest rates	0.70% - 2.11%	0.60% - 1.40%	1.06% - 2.56%
Weighted average expected life (in years)	6.9	6.2	6.2
The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2011 to March 31, 2014:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	7,034	$13.75
Options granted	1,240	41.74
Options exercised	(1,513)	11.98
Options forfeited	(99)	25.61
Options expired	(6)	8.23
Outstanding at March 31, 2012	6,656	19.19
Options granted	1,289	60.07
Options exercised	(1,361)	13.32
Options forfeited	(129)	35.11
Options expired	(16)	11.24
Outstanding at March 31, 2013	6,439	28.31
Options granted	1,035	85.91
Options exercised	(999)	17.62
Options forfeited	(87)	50.05
Options expired	—	—
Outstanding at March 31, 2014	6,388	$39.03	6.32	$190,379
Vested or expected to vest at March 31, 2014	6,306	$38.31	6.26	$189,968
Exercisable at March 31, 2014	3,844	$21.61	4.79	$166,769
The weighted average fair value of stock options granted was $41.70 per share, $27.28 per share, and $18.77 per share during the years ended March 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised was $59,509,

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

$65,973, and $51,145 in the years ended March 31, 2014, 2013 and 2012, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2014:

Range of Exercise Prices	Options Outstanding at March 31, 2014	Weighted-Average		Options Exercisable at March 31, 2014	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price
$ 4.50 - 11.12	1,295	2.61	$7.52	1,295	$7.52
11.87 - 26.83	1,858	5.06	20.62	1,690	20.06
27.02 - 56.57	1,926	7.94	47.54	842	45.32
58.25 - 86.64	406	9.09	76.30	17	73.64
87.20	903	9.54	87.20	—	—
$ 4.50 - 87.20	6,388	6.32	$39.03	3,844	$21.61
Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2011	1,010	$21.27
Granted	623	42.07
Vested	(439)	19.61
Forfeited	(81)	27.14
Non-vested as of March 31, 2012	1,113	33.24
Granted	613	57.01
Vested	(442)	29.79
Forfeited	(86)	37.49
Non-vested as of March 31, 2013	1,198	46.45
Granted	562	84.66
Vested	(473)	42.11
Forfeited	(85)	53.57
Non-vested as of March 31, 2014	1,202	$65.63
The total fair value of the restricted stock units that vested during the years ended March 31, 2014, 2013 and 2012 was $37,584, $25,649 and $18,579, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2014, 2013 and 2012.

	Year Ended March 31,
	2014	2013	2012
Cost of services revenue	$1,428	$963	$648
Sales and marketing	20,813	13,508	9,818
Research and development	4,512	3,020	2,270
General and administrative	22,371	12,607	8,690
Stock-based compensation expense	$49,124	$30,098	$21,426

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The Company recognized a tax benefit related to stock-based compensation of $15,940 in the year ended March 31, 2014, $8,901 in the year ended March 31, 2013 and $7,276 in the year ended March 31, 2012.
As of March 31, 2014, there was approximately $129,964 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.60 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of March 31, 2014, 3,000 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for fiscal 2014 is $395 and represents two months of the initial six month purchase period. As of March 31, 2014, there was approximately $800 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
8.     Income Taxes
The components of income before income taxes were as follows:

	Year Ended March 31,
	2014	2013	2012
Domestic	$89,946	$72,650	$43,526
Foreign	11,364	9,304	6,466
	$101,310	$81,954	$49,992

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2014	2013	2012
Current:
Federal	$34,406	$23,537	$18,716
State	4,063	2,238	2,292
Foreign	5,207	5,073	2,037
Deferred:
Federal	(5,453)	(1,107)	(3,196)
State	(616)	18	(2,673)
Foreign	(361)	(1,014)	876
	$37,246	$28,745	$18,052

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2014, 2013 and 2012 are as follows:

	Year Ended March 31,
	2014	2013	2012
Statutory federal income tax expense rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal income tax effect	2.5	2.5	2.6
Impact of limit on executive compensation	1.5	0.8	—
Impact of state tax rate change on deferred tax assets	—	—	1.0
Foreign earnings taxed at different rates	0.7	0.4	1.8
Domestic permanent differences	0.3	1.1	3.0
Foreign tax credits	(1.3)	(1.4)	(1.4)
Research credits	(1.9)	(3.0)	(2.7)
Tax reserves	(0.8)	0.1	—
Change in valuation allowance	—	—	(3.2)
Other differences, net	0.8	(0.4)	—
Effective income tax expense	36.8%	35.1%	36.1%
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

	March 31,
	2014	2013
Deferred tax assets:
Stock-based compensation	$23,261	$15,198
Tax credits	10,268	13,613
Deferred revenue	9,266	7,236
Depreciation and amortization	2,383	2,005
Accrued expenses	1,240	1,234
Allowance for doubtful accounts and other reserves	943	1,000
Net operating losses	724	1,603
Total deferred tax assets	48,085	41,889
Less: valuation allowance	(1,382)	(1,395)
Net deferred tax assets	$46,703	$40,494
At March 31, 2014 the Company maintained valuation allowances totaling $1,382 against its deferred tax assets. Specifically, the Company has a valuation allowance of $1,343 against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable. In addition, the Company has a valuation allowance of $39 against foreign net operating loss carryforwards in a certain international jurisdiction. In assessing the need for a valuation allowance against its net operating loss carryforwards in such international jurisdiction, the Company considered projected future income as part of its analysis.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $14,124 on March 31, 2014.
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $28,416 and $23,126 for the years ended March 31, 2014 and 2013, respectively.
At March 31, 2014, the Company has foreign net operating loss (NOL) carryforwards of approximately $3,332. At March 31, 2014, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $5,241 and $4,782, respectively. The federal research tax credit carryforwards expire from 2032 through 2034, and the state research tax credit carryforwards expire from 2016 through 2029. At March 31, 2014, the Company has federal Alternative Minimum Tax credit carryforwards of $1,586.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company's Federal income tax return for the year ended March 31, 2011 is currently under audit. Additionally, the Company’s German subsidiary’s income tax returns for the fiscal years ended March 31, 2006 through March 31, 2011 are currently under audit by the German tax authorities. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2014. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2004 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2006 - Present

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

Balance at March 31, 2011	$4,481
Additions for tax positions related to fiscal 2012	582
Additions for tax positions related to prior years	96
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(390)
Foreign currency translation adjustment	(70)
Balance at March 31, 2012	4,699
Additions for tax positions related to fiscal 2013	401
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	(511)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(19)
Balance at March 31, 2013	4,570
Additions for tax positions related to fiscal 2014	316
Additions for tax positions related to prior years	433
Settlements and effective settlements with tax authorities and remeasurements	(1,283)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	77
Balance at March 31, 2014	$4,113
All of the Company’s unrecognized tax benefits at March 31, 2014 of $4,113, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.
Accordingly, the Company has recorded its unrecognized tax benefits of $4,113 and $4,570 and the related accrued interest and penalties of $555 and $842 in Other Liabilities on the Consolidated Balance Sheet at March 31, 2014 and March 31, 2013, respectively. The Company believes that it is reasonably possible that approximately $1,507 of its currently remaining unrecognized tax benefits and approximately $253 of related accrued interest and penalties may be realized by the end of the fiscal year ending March 31, 2015 as a result of the lapse of the statute of limitations. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2014, 2013 and 2012, the Company recognized $89, $107 and $117, respectively, of interest and penalties in the Consolidated Statement of Income.
9.     Employee Benefit Plan
The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. During the years ended March 31, 2014 and 2013, the Company made contributions of $1,451 and $1,132, respectively.

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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2014	2013	2012
Revenue:
United States	$333,700	$288,370	$248,749
Other	252,640	207,480	157,890
	$586,340	$495,850	$406,639
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2014, 2013 and 2012. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2014	2013
Long-lived assets:
United States	$89,523	$22,046
Other	6,593	6,144
	$96,116	$28,190

At March 31, 2014 no other individual country, other than the United States, accounts for 10% or more of long-lived assets.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

11.     Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2014
Total revenue	$134,408	$141,863	$153,250	$156,819
Gross margin	116,630	123,707	134,752	136,950
Net income	13,462	17,354	17,591	15,657
Net income per common share:
Basic (1)	$0.29	$0.37	$0.37	$0.33
Diluted (1)	$0.27	$0.35	$0.35	$0.32
	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2013
Total revenue	$111,267	$118,162	$128,147	$138,274
Gross margin	95,977	102,819	111,684	120,418
Net income	10,125	13,899	12,200	16,985
Net income per common share:
Basic (1)	$0.23	$0.31	$0.27	$0.37
Diluted (1)	$0.21	$0.29	$0.25	$0.35

(1)
Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

12.     Subsequent Event

On April 24, 2014, the Company’s Board of Directors authorized a $50,000 increase to the Company’s existing stock repurchase program. As a result, the Company may repurchase an additional $150,002 of its common stock through March 31, 2015.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of CommVault Systems, Inc.
We have audited CommVault System, Inc.’s internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of CommVault Systems, Inc. and our report dated May 2, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
May 2, 2014

Item 9B.	Other Information
Not applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2014. Information with respect to this Item is incorporated herein by reference from our 2014 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from our 2014 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2014 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2014 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans. The following information is as of March 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	7,589,578	$39.03	1,467,004
Equity compensation plans not approved by security holder	—	—	—
Totals	7,589,578	$39.03	1,467,004(2)

(1)
Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan. These amounts do not include potentially issuable shares under the Employee Stock Purchase Plan. The company has reserved 3,000,000 shares for the future issuance of shares under the Employee Stock Purchase Plan.

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
Information with respect to this Item is incorporated herein by reference from our 2014 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2014 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2012, 2013 and 2014.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2012
Allowance for doubtful accounts	$106	$(2)	$7	$97
Valuation allowance for deferred taxes	$4,306	$(2,886)	$—	$1,420
Year Ended March 31, 2013
Allowance for doubtful accounts	$97	$12	$6	$103
Valuation allowance for deferred taxes	$1,420	$—	$25	$1,395
Year Ended March 31, 2014
Allowance for doubtful accounts	$103	$8	$—	$111
Valuation allowance for deferred taxes	$1,395	$—	$13	$1,382

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s 8-K dated April 25, 2014).
3.2	Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
3.3	Certification of Designation of Series A Junior Participating Preferred Stock of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2	Rights Agreement between CommVault Systems, Inc. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated November 14, 2008).
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1*	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2*	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.3*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.4*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
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

10.10*	CommVault Systems, Inc. Employee Stock Purchase Plan dated December 9, 2013

*	Management contract or compensatory plan or arrangement.

Exhibit No.	Description
21.1	List of Subsidiaries of CommVault Systems, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Oceanport, State of New Jersey, on May 2, 2014.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 2, 2014.

Signature	Title

/s/ N. ROBERT HAMMER	Chairman, President and Chief Executive Officer
N. Robert Hammer
/s/ BRIAN CAROLAN	Vice President, Chief Financial Officer
Brian Carolan
/s/ GARY MERRILL	Vice President, Chief Accounting Officer
Gary Merrill
/s/ ALAN G. BUNTE	Director
Alan G. Bunte
/s/ FRANK J. FANZILLI, JR.	Director
Frank J. Fanzilli, Jr.
/s/ ARMANDO GEDAY	Director
Armando Geday
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ F. ROBERT KURIMSKY	Director
F. Robert Kurimsky
/s/ DANIEL PULVER	Director
Daniel Pulver
/s/ GARY SMITH	Director
Gary Smith
/s/ DAVID F. WALKER	Director
David F. Walker