Form 10-Q
period 2014-06-30
COMMVAULT SYSTEMS INC
filed 2014-07-31
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2014, there were 45,314,957 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373,543	$457,733
Short-term investments	24,974	24,976
Trade accounts receivable, less allowance for doubtful accounts of $111 at June 30, 2014 and $111 at March 31, 2014	100,925	118,527
Prepaid expenses and other current assets	10,810	11,329
Deferred tax assets, net	18,075	17,966
Total current assets	528,327	630,531
Deferred tax assets, net	29,160	28,737
Property and equipment, net	105,115	88,901
Other assets	8,131	7,215
Total assets	$670,733	$755,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,417	$1,218
Accrued liabilities	60,812	76,166
Deferred revenue	171,782	166,143
Total current liabilities	234,011	243,527
Deferred revenue, less current portion	42,110	43,432
Other liabilities	4,266	5,847
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2014 and March 31, 2014	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,244 shares and 47,094 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	453	471
Additional paid-in capital	485,948	481,083
Accumulated deficit	(95,879)	(18,059)
Accumulated other comprehensive loss	(176)	(917)
Total stockholders’ equity	390,346	462,578
Total liabilities and stockholders’ equity	$670,733	$755,384
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenues:
Software	$72,058	$65,299
Services	80,585	69,109
Total revenues	152,643	134,408
Cost of revenues:
Software	590	655
Services	20,337	17,123
Total cost of revenues	20,927	17,778
Gross margin	131,716	116,630
Operating expenses:
Sales and marketing	80,311	67,201
Research and development	15,040	12,851
General and administrative	16,505	13,728
Depreciation and amortization	1,646	1,453
Total operating expenses	113,502	95,233
Income from operations	18,214	21,397
Interest income	195	242
Income before income taxes	18,409	21,639
Income tax expense	5,680	8,177
Net income	$12,729	$13,462
Net income per common share:
Basic	$0.28	$0.29
Diluted	$0.27	$0.27
Weighted average common shares outstanding:
Basic	46,067	46,542
Diluted	47,875	49,289
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income	$12,729	$13,462
Other comprehensive income (loss):
Foreign currency translation adjustment	741	(1,616)
Comprehensive income	$13,470	$11,846
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2014	47,094	$471	$481,083	$(18,059)	$(917)	$462,578
Stock-based compensation			14,415			14,415
Tax benefits relating to stock-based payments			2,791			2,791
Exercise of common stock options and vesting of restricted stock units	289	3	2,174			2,177
Repurchase of common stock	(2,139)	(21)	(14,515)	(90,549)		(105,085)
Net income				12,729		12,729
Other comprehensive income					741	741
Balance as of June 30, 2014	45,244	$453	$485,948	$(95,879)	$(176)	$390,346
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$12,729	$13,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670	1,473
Noncash stock-based compensation	14,415	9,508
Excess tax benefits from stock-based compensation	(2,789)	(8,285)
Deferred income taxes	(323)	(3,994)
Changes in operating assets and liabilities:
Trade accounts receivable	18,136	9,050
Prepaid expenses and other current assets	537	3,150
Other assets	202	47
Accounts payable	195	217
Accrued liabilities	(11,220)	(7,192)
Deferred revenue	3,494	7,182
Other liabilities	(1,602)	(44)
Net cash provided by operating activities	35,444	24,574
Cash flows from investing activities
Purchase of short-term investments	(3,998)	—
Proceeds from maturity of short-term investments	4,000	1,948
Purchases for corporate campus headquarters	(18,160)	(8,715)
Purchase of property and equipment	(1,372)	(1,312)
Net cash used in investing activities	(19,530)	(8,079)
Cash flows from financing activities
Repurchase of common stock	(105,085)	—
Debt issuance costs	(1,081)	—
Proceeds from the exercise of stock options	2,177	3,057
Excess tax benefits from stock-based compensation	2,789	8,285
Net cash provided by (used in) financing activities	(101,200)	11,342
Effects of exchange rate — changes in cash	1,096	(2,983)
Net increase (decrease) in cash and cash equivalents	(84,190)	24,854
Cash and cash equivalents at beginning of period	457,733	433,964
Cash and cash equivalents at end of period	$373,543	$458,818
Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$5,083	$5,897
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
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
The consolidated financial statements as of June 30, 2014 and for the three months ended June 30, 2014 and 2013 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2014. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2014 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2014.
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

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a capacity basis, on a per-copy basis, or as site licenses. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. The Company recognizes software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met as described below. The Company recognizes software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that the Company recognize revenue when the basic revenue recognition criteria are met as described below and these channels complete the sale of the Company’s software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
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
The Company’s other professional services include consulting services, implementation and post-deployment services and education services. Other professional services provided by the Company are not mandatory and can also be performed by the customer or a third-party. In addition to a signed purchase order, the Company’s consulting services and implementation and post-deployment services are, in some cases, evidenced by a Statement of Work, which defines the specific scope of such services to be performed when sold and performed on a stand-alone basis or included in multiple-element sales arrangements. Revenues from consulting services and implementation and post-deployment services are based upon a daily or weekly rate and are recognized when the services are completed. Educational services include courses taught by the Company’s instructors or third-party contractors either at one of the Company’s facilities or at the customer’s site. Educational services fees are recognized as revenue after the course has been provided. Based on the Company’s analysis of such other professional services transactions sold on a stand-alone basis, the Company has concluded it has established VSOE for such other professional services when sold in connection with a multiple-element sales arrangement. The Company generally performs its other professional services within 90 days of entering into an agreement. The Company’s determination of fair value for other professional services has not changed for the periods presented.
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

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
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
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 33% and 29% of total revenues for the three months ended June 30, 2014 and 2013, respectively. Arrow accounted for approximately 37% of total accounts receivable as of June 30, 2014 and 41% of total accounts receivable as of March 31, 2014.
The Company has an original equipment manufacturer agreement with Hitachi Data Systems ("HDS") for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. HDS accounted for 10% of total revenues for the three months ended June 30, 2014.
Deferred Revenue
Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements and billings for other professional services fees that have not yet been performed by the Company. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.
Deferred revenue consists of the following:

	June 30, 2014	March 31, 2014
Current:
Deferred software revenue	$324	$666
Deferred services revenue	171,458	165,477
	$171,782	$166,143
Non-current:
Deferred services revenue	$42,110	$43,432
Total Deferred Revenue	$213,892	$209,575
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of June 30, 2014, and March 31, 2014 the Company’s short-term investments balance consisted of U.S. Treasury Bills.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at June 30, 2014 and March 31, 2014:

June 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$241,380	—	—	$241,380
Short-term Investments	$—	24,995	—	$24,995

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$326,952	—	—	$326,952
Short-term Investments	$—	24,993	—	$24,993
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This amendment will be effective for the Company's fiscal year beginning April 1, 2017. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
3.    Property and Equipment
Property and equipment consist of the following:

	June 30,	March 31,
	2014	2014
Construction in process	$95,618	$79,182
Computers, servers and other equipment	28,968	27,827
Leasehold improvements	8,943	8,911
Furniture and fixtures	2,457	2,409
Purchased software	2,351	2,291
	138,337	120,620
Less: Accumulated depreciation and amortization	(33,222)	(31,719)
	$105,115	$88,901

Construction in process at June 30, 2014 is comprised of the purchase of land and related design and construction cost for the Company’s planned corporate campus headquarters, which the Company expects to finalize over approximately the next nine months. The value of land included in construction in process at June 30, 2014 is $5,915.
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
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,
	2014	2013
Net income	$12,729	$13,462
Basic net income per common share:
Basic weighted average shares outstanding	46,067	46,542
Basic net income per common share	$0.28	$0.29
Diluted net income per common share:
Basic weighted average shares outstanding	46,067	46,542
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	1,808	2,747
Diluted weighted average shares outstanding	47,875	49,289
Diluted net income per common share	$0.27	$0.27
The diluted weighted average shares outstanding in the table above exclude outstanding stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 2,761 and 1,166 for the three months ended June 30, 2014 and 2013, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of June 30, 2014, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.
6.    Revolving Credit Facility
On June 30, 2014 the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of June 30, 2014, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at June 30, 2014 were $1,131.

7.    Capitalization
During the first quarter of fiscal 2015, the Company repurchased $105,085 of common stock (2,139 shares) under its share repurchase program. As of June 30, 2014 $45,002 remained in the stock repurchase authorization program through March 31, 2015.
8.    Stock Plans
The following summarizes the activity by award type for the Company’s two stock incentive plans, the 1996 Stock Option Plan and the 2006 Long-Term Stock Incentive Plan, for the three months ended June 30, 2014:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	6,388	$39.03
Options granted	46	50.78
Options exercised	(194)	11.25
Options forfeited	(37)	67.90
Options expired	(1)	56.57
Outstanding as of June 30, 2014	6,202	$39.82	6.23	$108,872
Vested or expected to vest as of June 30, 2014	6,134	$39.20	6.18	$108,811
Exercisable as of June 30, 2014	3,866	$23.21	4.84	$103,363
The weighted average fair value of stock options granted was $19.93 per option during the three months ended June 30, 2014 and $28.35 per option during the three months ended June 30, 2013. The total intrinsic value of options exercised was $7,263 for the three months ended June 30, 2014 and $8,068 for the three months ended June 30, 2013. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,
	2014	2013
Dividend yield	None	None
Expected volatility	43%-46%	45%-47%
Weighted average expected volatility	45%	45%
Risk-free interest rates	1.57%-1.70%	0.70%-1.04%
Weighted average expected life (in years)	4.5	4.6
Restricted stock unit activity for the three months ended June 30, 2014 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,202	$65.63
Awarded	48	52.07
Vested	(95)	43.83
Forfeited	(26)	64.93
Non-vested as of June 30, 2014	1,129	$66.90

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The weighted average fair value of restricted stock units awarded was $52.07 per unit during the three months ended June 30, 2014 and $73.30 per unit during the three months ended June 30, 2013.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
Cost of services revenue	$669	$298
Sales and marketing	6,176	4,261
Research and development	1,314	957
General and administrative	6,256	3,992
Stock-based compensation expense	$14,415	$9,508
As of June 30, 2014, there was approximately $117,578 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.41 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of June 30, 2014, 3,000 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for the three months ended June 30, 2014 is $609. As of June 30, 2014, there was approximately $201 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
9.    Income Taxes
Income Tax Expense
Income tax expense was $5,680 in the three months ended June 30, 2014 with an effective tax rate of 31%. The effective rate in the three months ended June 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.
Income tax expense was $8,177 in the three months ended June 30, 2013 with effective tax rate of 38%. The effective rate in the three months ended June 30, 2013 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from recording research and development tax credits, foreign tax credits, and domestic production activities deductions.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
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

Balance as of March 31, 2014	$4,113
Additions for tax positions related to fiscal 2015	71
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	(1,435)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	—
Balance as of June 30, 2014	$2,749
All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $2,749 and $4,113 and the related accrued interest and penalties of $325 and $555 in Other Liabilities on the Consolidated Balance Sheet at June 30, 2014 and March 31, 2014, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.
Other Tax Items
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $2,791 and $8,296 for the three months ended June 30, 2014 and 2013, respectively.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company's Federal income tax returns for fiscal 2012 and 2013 are currently under audit. Additionally, the Company's New Jersey tax returns for fiscal 2010 through 2013 are currently under audit.
10.    Subsequent Events
On July 24, 2014, the Company's Board of Directors authorized a $104,998 increase to the Company's existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2016. As a result, the Company may repurchase an additional $150,000 of its common stock through March 31, 2016.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of June 30, 2014, we had licensed our software applications to over 20,000 registered customers.
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
Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. During the three months ended June 30, 2014, approximately 81% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the foreseeable future.
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

The rapid growth of data, and the need to securely protect, manage and access this data is driving substantial opportunities for managed service providers to help organizations deploy and manage solutions that deliver data management capabilities. The result is reduced long-term management costs with increased offerings to customers, which we believe represents a long-term industry trend in the way that services are offered.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 47% and 49% of our total revenues for the three months ended June 30, 2014 and 2013, respectively.
In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2015, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 63% and 55% of our total software revenue in the three months ended June 30, 2014 and 2013, respectively.
Software revenue generated through indirect distribution channels was approximately 76% of total software revenue in the three months ended June 30, 2014 and was approximately 89% of total software revenue in the three months ended June 30, 2013. Software revenue generated through direct distribution channels was approximately 24% of total software revenue in the three months ended June 30, 2014 and was approximately 11% of total software revenue in the three months ended June 30, 2013. The dollar value of software revenue generated through indirect distribution channels decreased approximately $3.4 million, or 6%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The dollar value of software revenue generated through direct distribution channels increased approximately $10.1 million, or 141%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in the dollar value of software revenue growth generated through our direct sales force compared to our indirect distribution channels in the three months ended June 30, 2014 is primarily the result of an increase in software revenue from several enterprise transactions in the U.S. which were conducted through our direct sales force. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 14% of our total revenues for the three months ended June 30, 2014 and 13% of our total revenues for the three months ended June 30, 2013.

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avent, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 33% of our total revenues through Arrow in the three months ended June 30, 2014 and approximately 29% in the three months ended June 30, 2013. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 53% of our total revenues for the three months ended June 30, 2014 and 51% of our total revenues for the three months ended June 30, 2013.
The gross margin of our services revenue was 74.8% for the three months ended June 30, 2014 and 75.2% for the three months ended June 30, 2013. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.2% for three months ended June 30, 2014 and 99.0% for the three months ended June 30, 2013. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 42% of our total revenue for the three months ended June 30, 2014 and 38% for the three months ended June 30, 2013. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2013 our total revenues would have been lower by $1.4 million, our cost of sales would have been lower by $0.3 million and our operating expenses would have been lower by $1.5 million from non-U.S. operations for the three months ended June 30, 2014.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of less than $0.1 million in the three months ended June 30, 2014 and net foreign currency transaction gains of approximately $0.1 million in the three months ended June 30, 2013.
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
Currently, we derive revenues from two primary sources: software licenses and services. Services include customer support, consulting, assessment and design services, installation services and training. A typical sales arrangement includes both of these services.
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
Stock-Based Compensation
As of June 30, 2014, we maintain two stock incentive plans. We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.
For the three months ended June 30, 2014 and 2013, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.
Expected volatility for the three months ended June 30, 2014 and 2013 was calculated based on the implied volatility of our traded options with a maturity greater than six months and the historical realized volatility of our common stock.
For the three months ended June 30, 2014, the risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.

The assumptions used in the Black-Scholes option-pricing model in the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,
	2014	2013
Dividend yield	None	None
Expected volatility	43%-46%	45%-47%
Weighted average expected volatility	45%	45%
Risk-free interest rates	1.57%-1.70%	0.70%-1.04%
Weighted average expected life (in years)	4.5	4.6
The weighted average fair value of stock options granted was $19.93 per option during the three months ended June 30, 2014 and $28.35 per option during the three months ended June 30, 2013. In addition, the weighted average fair value of restricted stock units awarded was $52.07 per unit during the three months ended June 30, 2014 and $73.30 per unit during the three months ended June 30, 2013.
As of June 30, 2014, there was approximately $117.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.41 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2014, we had net deferred tax assets of approximately $47.2 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance.
As of June 30, 2014, we had unrecognized tax benefits of $2.7 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.3 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $2.7 million and the related accrued interest and penalties of $0.3 million are included in Other Liabilities on the Consolidated Balance Sheet.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company's Federal income tax returns for fiscal 2012 and 2013 are currently under audit. Additionally, the Company's New Jersey tax returns for fiscal 2010 through 2013 are currently under audit.
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

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended June 30,
	2014	2013
Revenues:
Software	47%	49%
Services	53%	51%
Total revenues	100%	100%
Cost of revenues:
Software	0%	0%
Services	13%	13%
Total cost of revenues	14%	13%
Gross margin	86%	87%
Three months ended June 30, 2014 compared to three months ended June 30, 2013
Revenues
Total revenues increased $18.2 million, or 14%, from $134.4 million in the three months ended June 30, 2013 to $152.6 million in the three months ended June 30, 2014.
Software Revenue. Software revenue increased $6.8 million, or 10%, from $65.3 million in the three months ended June 30, 2013 to $72.1 million in the three months ended June 30, 2014. Software revenue represented 47% of our total revenues in the three months ended June 30, 2014 and compared to 49% of total revenues in the three months ended June 30, 2013.
The increase in software revenue is primarily due to higher software revenue derived from our international operations, which increased 24% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. In addition, software revenue from our U.S operations increased 2% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The growth in software revenue in our international locations is primarily due to increases in Australia, Canada, and Germany.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 63% of our software revenue in the three months ended June 30, 2014 and approximately 55% of our software revenue in the three months ended June 30, 2013. As a result, enterprise software transactions increased by $9.6 million, or 27%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily driven by a 33% increase in the average dollar amount of such transactions. The average dollar amount of such transactions was approximately $356,000 in the three months ended June 30, 2014 and approximately $268,000 in the three months ended June 30, 2013. Software revenue derived from transactions less than $0.1 million decreased $2.8 million, or 10%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $3.4 million, or 6%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and software revenue through our direct sales force increased $10.1 million, or 141%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. During the three months ended June 30, 2014 a higher amount of enterprise transactions were conducted through our direct sales force. For additional discussion on software revenue see the Sources of Revenue section.
Services Revenue. Services revenue increased $11.5 million, or 17%, from $69.1 million in the three months ended June 30, 2013 to $80.6 million in the three months ended June 30, 2014. Services revenue represented 53% of our total revenues in the three months ended June 30, 2014 and 51% in the three months ended June 30, 2013. The increase in services revenue is primarily due to a $9.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

Cost of Revenues. Total cost of revenues increased $3.1 million, or 18%, from $17.8 million in the three months ended June 30, 2013 to $20.9 million in the three months ended June 30, 2014. Total cost of revenues represented 14% of our total revenues in three months ended June 30, 2014 and 13% in the three months ended June 30, 2013.
Cost of Software Revenue. Cost of software revenue decreased $0.1 million from $0.7 million in the three months ended June 30, 2013 to $0.6 million in the three months ended June 30, 2014.
Cost of Services Revenue. Cost of services revenue increased $3.2 million, or 19%, from $17.1 million in the three months ended June 30, 2013 to $20.3 million in the three months ended June 30, 2014. Cost of services revenue represented 25% of our services revenue in both the three months ended June 30, 2014 and 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $13.1 million, or 20%, from $67.2 million in the three months ended June 30, 2013 to $80.3 million in the three months ended June 30, 2014. The increase is primarily due to a $11.2 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $1.9 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues increased to 53% in the three months ended June 30, 2014 from 50% in the three months ended June 30, 2013.
Research and Development. Research and development expenses increased $2.2 million, or 17%, from $12.9 million in the three months ended June 30, 2013 to $15.0 million in the three months ended June 30, 2014. The increase is primarily due to a $1.9 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.4 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in both the three months ended June 30, 2014 and 2013. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $2.8 million, or 20%, from $13.7 million in the three months ended June 30, 2013 to $16.5 million in the three months ended June 30, 2014. This increase is primarily due to a $2.3 million increase in stock-based compensation expenses. General and administrative expenses in the three months ended June 30, 2014 includes less than $0.1 million of net foreign currency transaction losses compared to approximately $0.1 million of net foreign currency transaction gains recognized in general and administrative expenses in the three months ended June 30, 2013. General and administrative expenses as a percentage of total revenues was 11% in the three months ended June 30, 2014 and 10% in the three months ended June 30, 2013.
Depreciation and Amortization. Depreciation expense increased by $0.2 million from $1.5 million in the three months ended June 30, 2013 to $1.6 million in the three months ended June 30, 2014. We expect depreciation expense to increase in the second half of the current fiscal year due to our new corporate campus headquarters which is currently under construction.
Income Tax Expense
Income tax expense was $5.7 million in the three months ended June 30, 2014 compared to $8.2 million in the three months ended June 30, 2013. The effective tax rate in the three months ended June 30, 2014 was 31% as compared to 38% in the three months ended June 30, 2013. The effective rate in the three months ended June 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. The effective rate in the three months ended June 30, 2013 is higher than the expected federal statutory rate primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from foreign tax credits and domestic production activities deductions.
Liquidity and Capital Resources
As of June 30, 2014, our cash and cash equivalents balance of $373.5 million primarily consisted of money market funds. In addition, as of June 30, 2014 we have short-term investments which are comprised of U.S. Treasury Bills totaling $25.0 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2014, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $119.1 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of June 30, 2014, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants. As a result of the credit facility we will begin to incur interest expense in the second quarter.
During the first quarter of fiscal 2015, we repurchased $105.1 million of common stock (2.1 million shares) under our share repurchase program. On July 24, 2014, the Board of Directors authorized a $105 million increase to the existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2016. After these first quarter repurchases and the increase to the plan by the Board of Directors, $150 million remains under the current stock repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. In the prior two quarters, we have bought back approximately 6% of the common stock. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.
Our Employee Stock Purchase Plan (the “ESPP”) provides eligible employees the opportunity to become stockholders through the purchase of shares of our common stock. The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the Purchase Plan are limited to 10% of the employee's salary and employees may not purchase more than $25,000 of stock during any calendar year. As of June 30, 2014, 3.0 million shares were reserved for future issuance under the Purchase Plan. The first purchase date of the ESPP is August 1, 2014.
On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize over the next nine months. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $135 million.
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Cash provided by operating activities	$35,444	$24,574
Net cash used in investing activities	(19,530)	(8,079)
Net cash provided by (used in) financing activities	(101,200)	11,342
Effects of exchange rate-changes in cash	1,096	(2,983)
Net increase (decrease) in cash and cash equivalents	$(84,190)	$24,854

Net cash provided by operating activities was $35.4 million in the three months ended June 30, 2014 and $24.6 million in the three months ended June 30, 2013. In the three months ended June 30, 2014 and 2013, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges and decreases in accounts receivable due to timing of cash receipts.
Net cash used in investing activities was $19.5 million for the three months ended June 30, 2014 and $8.1 million in the three months ended June 30, 2013. In the three months ended June 30, 2014, cash used in investing activities was due to $18.2 million of incremental spending on the Company’s planned corporate campus headquarters. The Company expects to continue spending on the planned corporate headquarters through fiscal 2015. In the three months ended June 30, 2013, cash used in investing activities was due to the purchase of property and equipment in the amounts of $8.7 million for purchases relating to our new corporate campus headquarters and $1.3 million of capital expenditures as we continue to invest in and enhance our global infrastructure. These increases were partially offset by proceeds from the maturity of short-term investments of $1.9 million.
Net cash provided by (used in) financing activities was $(101.2) million in the three months ended June 30, 2014 and $11.3 million in the three months ended June 30, 2013. The cash used in financing activities in the three months ended June 30, 2014 was primarily due to $105.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $2.8 million of excess tax benefits recognized as a result of the stock option exercises and $2.2 million of proceeds from the exercise of stock options. The net cash provided by financing activities in the three months ended June 30, 2013 was due to $8.3 million of excess tax benefits recognized as a result of the stock option exercises and $3.1 million of proceeds from the exercise of stock options.
Working capital decreased $92.7 million from $387.0 million as of March 31, 2014 to $294.3 million as of June 30, 2014. The decrease in working capital is due primarily to a $84.2 million decrease in cash and short-term investments. The decrease in cash and short-term investments is primarily the result of the repurchases of our common stock and spending on our new corporate campus headquarters, partially offset by net income adjusted for the impact of non-cash charges and decreases in accounts receivable.
We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures (including our planned new corporate campus headquarters) and potential stock repurchases for at least the next 12 months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, including borrowing under our revolving credit facility, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of June 30, 2014, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do have approximately $250,000 of letters of credit outstanding.
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
Impact of Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This amendment will be effective for the Company's fiscal year beginning April 1, 2017. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2014, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 42% of our sales were outside the United States for the three months ended June 30, 2014 and 43% were outside the United States in fiscal 2014. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of $0.1 million in the three months ended June 30, 2014 and net foreign currency transaction gains of $0.1 million in the three months ended June 30, 2013. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of June 30, 2014 and March 31, 2014, we did not have any forward contracts outstanding. We recorded net realized gains (losses) in general and administrative expenses related to the settlement of forward exchange contracts of less than $0.1 million in the three months ended June 30, 2014 and net realized losses of approximately $0.2 million in the three months ended June 30, 2013. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Risks Related to Our Business

If we were to borrow against our revolving credit facility, it could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

On June 30, 2014, we closed on a $250 million revolving credit facility. If we were to borrow substantially against this facility the indebtedness could have adverse consequences, including:

•
requiring us to dedicate a portion of our cash flow from operations to payments of indebtedness, which would reduce the availability of cash flow to fund working capital requirements, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, general adverse economic conditions or changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to fund potential acquisitions.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
During the first quarter of fiscal 2015, we repurchased $105.1 million of common stock (2.1 million shares) under our share repurchase program.

A summary of our repurchases of common stock during the first quarter of fiscal 2015 is as follows:

Period	(a)Total number of shares (or units) purchased	(b)Average price paid per share (or unit)	(c)Total number of shares (or units) purchased as part of publicly announced plans or programs	(d)Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 01, 2014 - April 30, 2014	190,000	$47.62	190,000	$140,955,473
May 01, 2014 - May 31, 2014	1,736,170	$49.37	1,736,170	$55,235,725
June 01, 2014 - June 30, 2014	213,055	$48.03	213,055	$45,002,440
	2,139,225	$49.08

(1)
On July 24, 2014, our Board of Directors authorized a $105 million increase to the existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2016. After these first quarter repurchases and the increase to the plan by the Board of Directors, $150 million remains under our current stock repurchase authorization.

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

CommVault Systems, Inc.

Dated:	July 31, 2014	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	July 31, 2014	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.11
Revolving Credit Agreement dated June 30, 2014 among Commvault Systems, Inc. as the Borrower, certain subsidiaries of the Borrower Party hereto, as the Guarantors, Bank of America, N.A.,as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders Party hereto

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document