Form 10-Q
period 2014-09-30
COMMVAULT SYSTEMS INC
filed 2014-10-30
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2014, there were 45,764,460 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364,574	$457,733
Short-term investments	49,969	24,976
Trade accounts receivable, less allowance for doubtful accounts of $108 at September 30, 2014 and $111 at March 31, 2014	101,081	118,527
Prepaid expenses and other current assets	16,652	11,329
Deferred tax assets, net	18,123	17,966
Total current assets	550,399	630,531
Deferred tax assets, net	28,927	28,737
Property and equipment, net	121,186	88,901
Other assets	7,869	7,215
Total assets	$708,381	$755,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,325	$1,218
Accrued liabilities	65,297	76,166
Deferred revenue	171,971	166,143
Total current liabilities	238,593	243,527
Deferred revenue, less current portion	46,829	43,432
Other liabilities	4,270	5,847
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2014 and March 31, 2014	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,577 shares and 47,094 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	456	471
Additional paid-in capital	509,954	481,083
Accumulated deficit	(89,383)	(18,059)
Accumulated other comprehensive loss	(2,338)	(917)
Total stockholders’ equity	418,689	462,578
Total liabilities and stockholders’ equity	$708,381	$755,384
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software	$69,415	$70,831	$141,473	$136,130
Services	81,729	71,032	162,314	140,141
Total revenues	151,144	141,863	303,787	276,271
Cost of revenues:
Software	657	636	1,247	1,291
Services	19,629	17,520	39,966	34,643
Total cost of revenues	20,286	18,156	41,213	35,934
Gross margin	130,858	123,707	262,574	240,337
Operating expenses:
Sales and marketing	83,697	67,147	164,008	134,348
Research and development	15,835	13,344	30,875	26,195
General and administrative	18,742	15,298	35,247	29,026
Depreciation and amortization	1,680	1,498	3,326	2,951
Total operating expenses	119,954	97,287	233,456	192,520
Income from operations	10,904	26,420	29,118	47,817
Interest expense	(218)	—	(218)	—
Interest income	195	213	390	455
Income before income taxes	10,881	26,633	29,290	48,272
Income tax expense	4,385	9,279	10,065	17,456
Net income	$6,496	$17,354	$19,225	$30,816
Net income per common share:
Basic	$0.14	$0.37	$0.42	$0.66
Diluted	$0.14	$0.35	$0.40	$0.62
Weighted average common shares outstanding:
Basic	45,437	46,910	45,750	46,727
Diluted	47,166	49,745	47,536	49,533
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income	$6,496	$17,354	$19,225	$30,816
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,162)	844	(1,421)	(772)
Comprehensive income	$4,334	$18,198	$17,804	$30,044
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2014	47,094	$471	$481,083	$(18,059)	$(917)	$462,578
Stock-based compensation			29,487			29,487
Tax benefits relating to stock-based payments			3,388			3,388
Share issuances related to stock-based compensation	622	6	10,511			10,517
Repurchase of common stock	(2,139)	(21)	(14,515)	(90,549)		(105,085)
Net income				19,225		19,225
Other comprehensive income (loss)					(1,421)	(1,421)
Balance as of September 30, 2014	45,577	$456	$509,954	$(89,383)	$(2,338)	$418,689
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$19,225	$30,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,446	3,017
Noncash stock-based compensation	29,487	20,290
Excess tax benefits from stock-based compensation	(3,387)	(16,843)
Deferred income taxes	(465)	(1,208)
Changes in operating assets and liabilities:
Trade accounts receivable	16,188	(1,402)
Prepaid expenses and other current assets	(7,762)	2,108
Other assets	(105)	197
Accounts payable	313	(138)
Accrued liabilities	(1,011)	5,524
Deferred revenue	13,309	6,760
Other liabilities	(1,612)	(65)
Net cash provided by operating activities	67,626	49,056
Cash flows from investing activities
Purchase of short-term investments	(43,976)	(22,982)
Proceeds from maturity of short-term investments	18,983	1,948
Purchases for corporate campus headquarters	(35,426)	(23,872)
Purchase of property and equipment	(2,456)	(2,586)
Net cash used in investing activities	(62,875)	(47,492)
Cash flows from financing activities
Repurchase of common stock	(105,085)	—
Debt issuance costs	(1,175)	—
Proceeds from the exercise of stock options and the Employee Stock Purchase Plan	10,517	9,670
Excess tax benefits from stock-based compensation	3,387	16,843
Net cash provided by (used in) financing activities	(92,356)	26,513
Effects of exchange rate — changes in cash	(5,554)	126
Net increase (decrease) in cash and cash equivalents	(93,159)	28,203
Cash and cash equivalents at beginning of period	457,733	433,964
Cash and cash equivalents at end of period	$364,574	$462,167
Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$4,659	$6,369
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
The consolidated financial statements as of September 30, 2014 and for the three and six months ended September 30, 2014 and 2013 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2014. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2014 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2014.
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
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 34% and 31% of total revenues for the six months ended September 30, 2014 and 2013, respectively. Arrow accounted for approximately 43% of total accounts receivable as of September 30, 2014 and 41% of total accounts receivable as of March 31, 2014.
The Company has an original equipment manufacturer agreement with Hitachi Data Systems ("HDS") for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. HDS accounted for 11% of total revenues for the six months ended September 30, 2014. HDS accounted for 14% of total accounts receivable as of September 30, 2014.
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
Deferred revenue consists of the following:

	September 30, 2014	March 31, 2014
Current:
Deferred software revenue	$947	$666
Deferred services revenue	171,024	165,477
	$171,971	$166,143
Non-current:
Deferred services revenue	$46,829	$43,432
Total Deferred Revenue	$218,800	$209,575
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of September 30, 2014, and March 31, 2014 the Company’s short-term investments balance consisted of U.S. Treasury Bills.

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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at September 30, 2014 and March 31, 2014:

September 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$226,313	—	—	$226,313
Short-term Investments	$—	49,987	—	$49,987

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$326,952	—	—	$326,952
Short-term Investments	$—	24,993	—	$24,993
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
3.    Property and Equipment
Property and equipment consist of the following:

	September 30,	March 31,
	2014	2014
Construction in process	$112,461	$79,182
Computers, servers and other equipment	29,019	27,827
Leasehold improvements	8,815	8,911
Furniture and fixtures	2,408	2,409
Purchased software	2,365	2,291
	155,068	120,620
Less: Accumulated depreciation and amortization	(33,882)	(31,719)
	$121,186	$88,901

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Construction in process at September 30, 2014 is comprised of the purchase of land and related design and construction cost for the Company’s planned corporate campus headquarters, which the Company expects to finalize over approximately the next six months. The value of land included in construction in process at September 30, 2014 is $5,915.
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
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income	$6,496	$17,354	$19,225	$30,816
Basic net income per common share:
Basic weighted average shares outstanding	45,437	46,910	45,750	46,727
Basic net income per common share	$0.14	$0.37	$0.42	$0.66
Diluted net income per common share:
Basic weighted average shares outstanding	45,437	46,910	45,750	46,727
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	1,729	2,835	1,786	2,806
Diluted weighted average shares outstanding	47,166	49,745	47,536	49,533
Diluted net income per common share	$0.14	$0.35	$0.40	$0.62
The diluted weighted average shares outstanding in the table above exclude outstanding stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 2,874 and 316 for the three months ended September 30, 2014 and 2013, respectively, and 2,807 and 311 for the six months ended September 30, 2014 and 2013, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2014, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, the Chief Executive Officer and the Chief Financial Officer.  The case is captioned Town of Davie Police Pension Plan vs. CommVault Systems, Inc. (Case No. 3:14-cv-05628-JAP-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 15, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief.  At this time, the Company is unable to predict the outcome of this matter and cannot currently estimate a range of any possible losses that it may experience. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on its financial condition, results of operations, or cash flows. As of September 30, 2014 the Company has not recorded a reserve for this matter.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Revolving Credit Facility
On June 30, 2014 the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of September 30, 2014, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at September 30, 2014 were $1,116. The amortization of debt issuance costs was $59 in the three and six months ended September 30, 2014 and is included in Interest expense.
7.    Capitalization
During the six months ended September 30, 2014, the Company repurchased $105,085 of common stock (2,139 shares) under its share repurchase program. As of September 30, 2014, $150,000 remained in the stock repurchase authorization program through March 31, 2016.
8.    Stock Plans
The following summarizes the activity by award type for the Company’s two stock incentive plans, the 1996 Stock Option Plan and the 2006 Long-Term Stock Incentive Plan, for the six months ended September 30, 2014:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	6,388	$39.03
Options granted	140	50.46
Options exercised	(347)	19.24
Options forfeited	(39)	67.21
Options expired	(1)	54.96
Outstanding as of September 30, 2014	6,141	$40.22	6.04	$110,686
Vested or expected to vest as of September 30, 2014	6,078	$39.71	6.00	$110,638
Exercisable as of September 30, 2014	3,896	$23.90	4.66	$106,318
The weighted average fair value of stock options granted was $21.85 per option and $21.22 per option during the three and six months ended September 30, 2014, respectively, and $32.48 per option and $29.32 per option during the three and six months ended September 30, 2013, respectively. The total intrinsic value of options exercised was $3,682 and $10,945 for the three and six months ended September 30, 2014, respectively, and $6,613 and $9,670 for the three and six months ended September 30, 2013. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Dividend yield	None	None	None	None
Expected volatility	43-47%	44-45%	43%-47%	44%-47%
Weighted average expected volatility	46%	44%	46%	45%
Risk-free interest rates	1.58-2.18%	1.43%-1.65%	1.57%-2.18%	0.70%-1.65%
Weighted average expected life (in years)	5.5	4.6	5.2	4.6
Restricted stock unit activity for the six months ended September 30, 2014 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,202	$65.63
Awarded	123	51.56
Vested	(180)	45.20
Forfeited	(39)	64.94
Non-vested as of September 30, 2014	1,106	$67.40
The weighted average fair value of restricted stock units awarded was $51.24 per unit and $51.56 per unit during the three and six months ended September 30, 2014, respectively, and $84.85 per unit and $78.42 per unit during the three and six months ended September 30, 2013, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and six months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cost of services revenue	$732	$293	$1,401	$591
Sales and marketing	6,568	4,085	12,744	8,346
Research and development	1,403	939	2,717	1,896
General and administrative	6,369	5,465	12,625	9,457
Stock-based compensation expense	$15,072	$10,782	$29,487	$20,290
As of September 30, 2014, there was approximately $108,925 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.32 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. The first purchase date of the Purchase Plan was August 1, 2014 and approximately 95 shares were purchased in exchange for $3,838 of proceeds. As of September 30, 2014, 2,906 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for the three and six months ended September 30, 2014 is $767 and $1,376, respectively. These expenses are included in the summary of stock-based compensation expense above. There was no expenses in the prior year related to the plan. As of September 30, 2014, there was approximately $1,133 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
9.    Income Taxes
Income Tax Expense
Income tax expense was $4,385 and $10,065 in the three and six months ended September 30, 2014, respectively with an effective tax rate of 40% and 34% in the three and six months ended September 30, 2014, respectively. The effective rate in the three months ended September 30, 2014 is higher than the federal statutory rate due to state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by foreign tax credits and domestic production activities deductions. The effective rate in the six months ended September 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.
Income tax expense was $9,279 and $17,456 in the three and six months ended September 30, 2013, respectively with effective tax rate of 35% and 36% in the three and six months ended September 30, 2013, respectively. The effective rate in the three and six months ended September 30, 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from research and development tax credits, foreign tax credits, and domestic production activities deductions.
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

Balance as of March 31, 2014	$4,113
Additions for tax positions related to fiscal 2015	147
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	(1,435)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(2)
Balance as of September 30, 2014	$2,823
All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $2,823 and $4,113 and the related accrued interest and penalties of $342 and $555 in Other Liabilities on the Consolidated Balance Sheet at September 30, 2014 and March 31, 2014, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Other Tax Items
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $3,388 and $16,897 for the six months ended September 30, 2014 and 2013, respectively.
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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of September 30, 2014, we had licensed our software applications to over 20,000 registered customers.
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
Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. During the six months ended September 30, 2014, approximately 81% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the foreseeable future.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 47% and 49% of our total revenues for the six months ended September 30, 2014 and 2013, respectively.
In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase throughout fiscal 2015, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 59% and 56% of our total software revenue in the six months ended September 30, 2014 and 2013, respectively.
Software revenue generated through indirect distribution channels was approximately 82% of total software revenue in the six months ended September 30, 2014 and was approximately 91% of total software revenue in the six months ended September 30, 2013. Software revenue generated through direct distribution channels was approximately 18% of total software revenue in the six months ended September 30, 2014 and was approximately 9% of total software revenue in the six months ended September 30, 2013. The dollar value of software revenue generated through indirect distribution channels decreased approximately $8.4 million, or 7%, in the six months ended September 30, 2014 compared to the six months ended September 30, 2013. The dollar value of software revenue generated through direct distribution channels increased approximately $13.7 million, or 114%, in the six months ended September 30, 2014 compared to the six months ended September 30, 2013. The increase in the dollar value of software revenue growth generated through our direct sales force compared to our indirect distribution channels in the six months ended September 30, 2014 is primarily the result of an increase in software revenue from several large enterprise transactions in the U.S. which were conducted through our direct sales force. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. As a result, Hitachi Data Systems can also sell our software in a reseller capacity under the terms of our original equipment manufacturer agreement with them. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 16% of our total revenues for the six months ended September 30, 2014 and 13% of our total revenues for the six months ended September 30, 2013.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avent, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 34% of our total revenues through Arrow in the six months ended September 30, 2014 and approximately 31% in the six months ended September 30, 2013. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 53% of our total revenues for the six months ended September 30, 2014 and 51% of our total revenues for the six months ended September 30, 2013.
The gross margin of our services revenue was 75.4% for the six months ended September 30, 2014 and 75.3% for the six months ended September 30, 2013. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.1% for both the six months ended September 30, 2014 and for the six months ended September 30, 2013. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 42% of our total revenue for the six months ended September 30, 2014 and 40% for the six months ended September 30, 2013. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2013 our total revenues would have been lower by $0.1 million, our cost of sales would have been lower by approximately $0.1 million and our operating expenses would have been lower by $0.6 million from non-U.S. operations for the three months ended September 30, 2014. Using the average foreign currency exchange rates from the six months ended September 30, 2014, our total revenues would have been lower by $1.4 million, our cost of sales would have been lower by $0.4 million and our operating expenses would have been lower by $2.1 million from non-U.S. operations.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.2 million in the three and six months ended September 30, 2014, respectively, and net foreign currency transaction gains of approximately $0.2 million and $0.4 million in the three and six months ended September 30, 2013, respectively.
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
Stock-Based Compensation
As of September 30, 2014, we maintain two stock incentive plans. We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

For the three and six months ended September 30, 2014, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.
Expected volatility for the three and six months ended September 30, 2014 was calculated based on the implied volatility of our traded options with a maturity greater than six months and the historical realized volatility of our common stock.
For the three and six months ended September 30, 2014, the risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.
The assumptions used in the Black-Scholes option-pricing model in the three and six months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Dividend yield	None	None	None	None
Expected volatility	43-47%	44-45%	43-47%	44%-47%
Weighted average expected volatility	46%	44%	46%	45%
Risk-free interest rates	1.58%-2.18%	1.43%-1.65%	1.57-2.18%	0.70%-1.65%
Weighted average expected life (in years)	5.5	4.6	5.2	4.6
The weighted average fair value of stock options granted was $21.85 per option and $21.22 per option during the three and six months ended September 30, 2014, respectively, and $32.48 per option and $29.32 during the three and six months ended September 30, 2013, respectively. In addition, the weighted average fair value of restricted stock units awarded was $51.24 per unit and $51.56 per unit during the three and six months ended September 30, 2014, respectively, and $84.85 per unit and $78.42 per unit during the three and six months ended September 30, 2013, respectively.
As of September 30, 2014, there was approximately $108.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.32 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from the current estimate.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2014, we had net deferred tax assets of approximately $47.1 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance.
As of September 30, 2014, we had unrecognized tax benefits of $2.8 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.3 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, our unrecognized tax benefits of $2.8 million and the related accrued interest and penalties of $0.3 million are included in Other Liabilities on the Consolidated Balance Sheet.
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
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software	46%	50%	47%	49%
Services	54%	50%	53%	51%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Software	—%	—%	—%	—%
Services	13%	12%	13%	13%
Total cost of revenues	13%	13%	14%	13%
Gross margin	87%	87%	86%	87%
Three months ended September 30, 2014 compared to three months ended September 30, 2013
Revenues
Total revenues increased $9.3 million, or 7%, from $141.9 million in the three months ended September 30, 2013 to $151.1 million in the three months ended September 30, 2014.
Software Revenue. Software revenue decreased $1.4 million, or 2%, from $70.8 million in the three months ended September 30, 2013 to $69.4 million in the three months ended September 30, 2014. Software revenue represented 46% of our total revenues in the three months ended September 30, 2014 and compared to 50% of total revenues in the three months ended September 30, 2013.
The decrease in software revenue is primarily due to lower software revenue derived from our domestic operations, which decreased 4% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease was partially offset by our international operations, which increased 1% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 56% of our software revenue in the three months ended September 30, 2014 and approximately 57% of our software revenue in the three months ended September 30, 2013. As a result, enterprise software transactions decreased by $2.0 million, or 5%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease was primarily driven by a 5% decrease in the average dollar amount of such transactions. The average dollar amount of such transactions was approximately $281,000 in the three months ended September 30, 2014 and approximately $295,000 in the three months ended September 30, 2013. Software revenue derived from transactions less than $0.1 million increased $0.6 million, or 2%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $5.0 million, or 8%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and software revenue through our direct sales force increased $3.6 million, or 73%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. For additional discussion on software revenue derived from our direct sales force see the Sources of Revenue section.

Services Revenue. Services revenue increased $10.7 million, or 15%, from $71.0 million in the three months ended September 30, 2013 to $81.7 million in the three months ended September 30, 2014. Services revenue represented 54% of our total revenues in the three months ended September 30, 2014 and 50% in the three months ended September 30, 2013. The increase in services revenue is primarily due to a $10.5 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues. Total cost of revenues increased $2.1 million, or 12%, from $18.2 million in the three months ended September 30, 2013 to $20.3 million in the three months ended September 30, 2014. Total cost of revenues represented 13% of our total revenues in three months ended September 30, 2014 and September 30, 2013.
Cost of Software Revenue. Cost of software revenue was $0.7 million and $0.6 million in the three months ended September 30, 2014 and 2013, respectively.
Cost of Services Revenue. Cost of services revenue increased $2.1 million, or 12%, from $17.5 million in the three months ended September 30, 2013 to $19.6 million in the three months ended September 30, 2014. Cost of services revenue represented 24% of our services revenue in the three months ended September 30, 2014 and 25% in the and three months ended September 30, 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $16.6 million, or 25%, from $67.1 million in the three months ended September 30, 2013 to $83.7 million in the three months ended September 30, 2014. The increase is primarily due to a $9.0 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $2.5 million increase in stock-based compensation expenses and $1.4 million of increases in marketing related activities. Sales and marketing expenses as a percentage of total revenues increased to 55% in the three months ended September 30, 2014 from 47% in the three months ended September 30, 2013.
Research and Development. Research and development expenses increased $2.5 million, or 19%, from $13.3 million in the three months ended September 30, 2013 to $15.8 million in the three months ended September 30, 2014. The increase is primarily due to a $1.8 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.5 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in the three months ended September 30, 2014 and 9% in the three months ended September 30, 2013. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $3.4 million, or 23%, from $15.3 million in the three months ended September 30, 2013 to $18.7 million in the three months ended September 30, 2014. This increase is primarily due to a $1.5 million increase in employee compensation and related expenses. The increase in general and administrative expenses also includes a $0.9 million increase in stock-based compensation expenses. General and administrative expenses in the three months ended September 30, 2014 includes approximately $0.1 million of net foreign currency transaction losses compared to approximately $0.2 million of net foreign currency transaction gains recognized in general and administrative expenses in the three months ended September 30, 2013. General and administrative expenses as a percentage of total revenues was 12% in the three months ended September 30, 2014 and 11% in the three months ended September 30, 2013.
Depreciation and Amortization. Depreciation expense increased by $0.2 million from $1.5 million in the three months ended September 30, 2013 to $1.7 million in the three months ended September 30, 2014. We expect depreciation expense to increase in the second half of the current fiscal year due to our new corporate campus headquarters which is currently under construction.
Income Tax Expense
Income tax expense was $4.4 million in the three months ended September 30, 2014 compared to $9.3 million in the three months ended September 30, 2013. The effective tax rate in the three months ended September 30, 2014 was 40% as compared to 35% in the three months ended September 30, 2013. The effective rate in the three months ended September 30, 2014 is higher than the federal statutory rate due to state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by foreign tax credits and domestic production activities deductions. The effective rate in the three months ended September 30, 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from research and development tax credits, foreign tax credits, and domestic production activities deductions.

Six months ended September 30, 2014 compared to six months ended September 30, 2013
Revenues
Total revenues increased $27.5 million, or 10%, from $276.3 million in the six months ended September 30, 2013 to $303.8 million in the six months ended September 30, 2014.
Software Revenue. Software revenue increased $5.4 million, or 4%, from $136.1 million in the six months ended September 30, 2013 to $141.5 million in the six months ended September 30, 2014. Software revenue represented 47% of our total revenues in the six months ended September 30, 2014 and compared to 49% of total revenues in the six months ended September 30, 2013.
The increase in software revenue is primarily due to higher software revenue derived from our international operations, which increased 11% in the six months ended September 30, 2014 compared to the six months ended September 30, 2013. The growth in software revenue in our international locations is primarily due to increases in United Kingdom, Australia, and Germany. These increases were partially offset by our domestic operations, which decreased 1% in the six months ended September 30, 2014 compared to the six months ended September 30, 2013.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 59% of our software revenue in the six months ended September 30, 2014 and approximately 56% of our software revenue in the six months ended September 30, 2013. As a result, enterprise software transactions increased by $7.6 million, or 10%, in the six months ended September 30, 2014 compared to the six months ended September 30, 2013. This increase was primarily driven by a 12% increase in the average dollar amount of such transactions. The average dollar amount of such transactions was approximately $317,000 in the six months ended September 30, 2014 and approximately $282,000 in the six months ended September 30, 2013. Software revenue derived from transactions less than $0.1 million decreased $2.2 million, or 4%, in the six months ended September 30, 2014 compared to the six months ended September 30, 2013.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $8.4 million, or 7%, in the six months ended September 30, 2014 compared to the six months ended September 30, 2013, and software revenue through our direct sales force increased $13.7 million, or 114%, in the six months ended September 30, 2014 compared to the six months ended September 30, 2013. For additional discussion on software revenue derived from our direct sales force see the Sources of Revenue section.
Services Revenue. Services revenue increased $22.2 million, or 16%, from $140.1 million in the six months ended September 30, 2013 to $162.3 million in the six months ended September 30, 2014. Services revenue represented 53% of our total revenues in the six months ended September 30, 2014 and 51% in the six months ended September 30, 2013. The increase in services revenue is primarily due to a $20.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues. Total cost of revenues increased $5.3 million, or 15%, from $35.9 million in the six months ended September 30, 2013 to $41.2 million in the six months ended September 30, 2014. Total cost of revenues represented 14% of our total revenues in six months ended September 30, 2014 and 13% in the six months ended September 30, 2013.
Cost of Software Revenue. Cost of software revenue was $1.2 million and $1.3 million in the six months ended September 30, 2013 and September 30, 2014, respectively.
Cost of Services Revenue. Cost of services revenue increased $5.3 million, or 15%, from $34.6 million in the six months ended September 30, 2013 to $40.0 million in the six months ended September 30, 2014. Cost of services revenue represented 25% of our services revenue in both the six months ended September 30, 2014 and 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $29.7 million, or 22%, from $134.3 million in the six months ended September 30, 2013 to $164.0 million in the six months ended September 30, 2014. The increase is primarily due to a $20.2 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $4.4 million increase in stock-based compensation expenses. Sales and marketing expenses as a percentage of total revenues increased to 54% in the six months ended September 30, 2014 from 49% in the six months ended September 30, 2013.

Research and Development. Research and development expenses increased $4.7 million, or 18%, from $26.2 million in the six months ended September 30, 2013 to $30.9 million in the six months ended September 30, 2014. The increase is primarily due to a $3.7 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.8 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in the six months ended September 30, 2014 and 9% in the six months ended September 30, 2013. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $6.2 million, or 21%, from $29.0 million in the six months ended September 30, 2013 to $35.2 million in the six months ended September 30, 2014. This increase is primarily due to a $3.2 million increase in stock-based compensation expenses. This increase is also due to a $1.5 million increase in employee compensation and related expenses. General and administrative expenses in the six months ended September 30, 2014 includes approximately $0.2 million of net foreign currency transaction losses compared to approximately $0.4 million of net foreign currency transaction gains recognized in general and administrative expenses in the six months ended September 30, 2013. General and administrative expenses as a percentage of total revenues was 12% in the six months ended September 30, 2014 and 11% in the six months ended September 30, 2013.
Depreciation and Amortization. Depreciation expense increased by $0.4 million from $3.0 million in the six months ended September 30, 2013 to $3.3 million in the six months ended September 30, 2014. We expect depreciation expense to increase in the second half of the current fiscal year due to our new corporate campus headquarters which is currently under construction.
Income Tax Expense
Income tax expense was $10.1 million in the six months ended September 30, 2014 compared to $17.5 million in the six months ended September 30, 2013. The effective tax rate in the three and six months ended September 30, 2014 was 34% as compared to 36% in the six months ended September 30, 2013. The effective rate in the six months ended September 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. The effective rate in the six months ended September 30, 2013 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from research and development credits, foreign tax credits and domestic production activities deductions.
Liquidity and Capital Resources
As of September 30, 2014, our cash and cash equivalents balance of $364.6 million primarily consisted of money market funds. In addition, as of September 30, 2014 we have short-term investments which are comprised of U.S. Treasury Bills totaling $50.0 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of September 30, 2014, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $120.8 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of September 30, 2014, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.

During the six months ended September 30, 2014, we repurchased $105.1 million of common stock (2.1 million shares) under our share repurchase program. On July 24, 2014, the Board of Directors authorized a $105 million increase to the existing stock repurchase program and extended the expiration of the stock repurchase program to March 31, 2016. After these repurchases and the increase to the plan by the Board of Directors, $150 million remains under the current stock repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. In the prior three quarters, we have bought back approximately 6% of the common stock. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.
Our Employee Stock Purchase Plan (the “ESPP”) provides eligible employees the opportunity to become stockholders through the purchase of shares of our common stock. The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the Purchase Plan are limited to 10% of the employee's salary and employees may not purchase more than $25,000 of stock during any calendar year. The first purchase date of the ESPP was August 1, 2014 and approximately 0.1 million shares were purchased in exchange for $3.8 million of proceeds.
On January 29, 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our future corporate campus headquarters to support the long-term growth of our business. We are in the process of completing the design and construction of the headquarters, which we expect to finalize in fiscal 2015. Our estimate of the build-out, including the land purchase, building and campus infrastructure, is approximately $135 million.
Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2014	2013
Cash provided by operating activities	$67,626	$49,056
Net cash used in investing activities	(62,875)	(47,492)
Net cash provided by (used in) financing activities	(92,356)	26,513
Effects of exchange rate-changes in cash	(5,554)	126
Net increase (decrease) in cash and cash equivalents	$(93,159)	$28,203
Net cash provided by operating activities was $67.6 million in the six months ended September 30, 2014 and $49.1 million in the six months ended September 30, 2013. In the six months ended September 30, 2014 and 2013, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges, collections of deferred revenue, and decreases in accounts receivable due to timing of cash receipts in the current fiscal year.
Net cash used in investing activities was $62.9 million for the six months ended September 30, 2014 and $47.5 million in the six months ended September 30, 2013. In the six months ended September 30, 2014, cash used in investing activities was due to $44.0 million in cash to purchase investments in U.S. Treasury Bills and $35.4 million of incremental spending on the Company’s planned corporate campus headquarters. These increases were partially offset by proceeds from the maturity of short-term investments of $19.0 million. The Company expects to continue spending on the planned corporate headquarters through fiscal 2015. In the six months ended September 30, 2013, cash used in investing activities was due to the purchase of property and equipment in the amounts of $23.9 million for purchases relating to our new corporate campus headquarters, $21.1 million related to the net purchase of short term investments and $2.6 million of capital expenditures as we continue to invest in and enhance our global infrastructure.

Net cash provided by (used in) financing activities was $(92.4) million in the six months ended September 30, 2014 and $26.5 million in the six months ended September 30, 2013. The cash used in financing activities in the six months ended September 30, 2014 was primarily due to $105.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $10.5 million of proceeds from the exercise of stock options and purchases from the employee stock purchase plan and $3.4 million of excess tax benefits recognized as a result of the stock option exercises. The net cash provided by financing activities in the six months ended September 30, 2013 was due to $16.8 million of excess tax benefits recognized as a result of the stock option exercises and $9.7 million of proceeds from the exercise of stock options.
Working capital decreased $75.2 million from $387.0 million as of March 31, 2014 to $311.8 million as of September 30, 2014. The decrease in working capital is due primarily to a $68.2 million decrease in cash and short-term investments. The decrease in cash and short-term investments is primarily the result of the repurchases of our common stock and spending on our new corporate campus headquarters, partially offset by net income adjusted for the impact of non-cash charges and decreases in accounts receivable.
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
Off-Balance Sheet Arrangements
As of September 30, 2014, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do have approximately $250,000 of letters of credit outstanding.
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
As of September 30, 2014, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 42% of our sales were outside the United States for the six months ended September 30, 2014 and 40% were outside the United States for the six months ended September 30, 2013. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.2 million in the three and six months ended September 30, 2014, respectively, and net foreign currency transaction gains of approximately $0.2 million and $0.4 million in the three and six months ended September 30, 2013, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of September 30, 2014 and March 31, 2014, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses related to the settlement of forward exchange contracts of less than $0.1 million and less than $0.1 million in the three and six months ended September 30, 2014, respectively, and net realized losses of approximately $0.1 million and $0.3 million in the three and six months ended September 30, 2013, respectively. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer.  The case is captioned Town of Davie Police Pension Plan vs. CommVault Systems, Inc. (Case No. 3:14-cv-05628-JAP-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 15, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief.  We believe that the suit is without merit and we intend to defend ourselves and our officers vigorously.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014 and below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
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
We are, and may in the future become, involved in litigation that may have a material adverse effect on our business.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer.  The case is captioned Town of Davie Police Pension Plan vs. CommVault Systems, Inc. (Case No. 3:14-cv-05628-JAP-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 15, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief.  We believe that the suit is without merit and we intend to defend ourselves and our officers vigorously.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

From time to time, we may become involved in various other legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently uncertain, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock during the three months ended September 30, 2014. As a result, we may repurchase an additional $150.0 million of our common stock through March 31, 2016.
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

CommVault Systems, Inc.

Dated:	October 30, 2014	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	October 30, 2014	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document