Form 10-Q
period 2014-12-31
COMMVAULT SYSTEMS INC
filed 2015-01-30
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2014

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33026

CommVault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3447504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 CommVault Way Tinton Falls, New Jersey	07724
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 21, 2015, there were 44,896,991 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,946	$457,733
Short-term investments	49,956	24,976
Trade accounts receivable, less allowance for doubtful accounts of $107 at December 31, 2014 and $111 at March 31, 2014	114,249	118,527
Prepaid expenses and other current assets	19,030	11,329
Deferred tax assets, net	16,254	17,966
Total current assets	514,435	630,531
Deferred tax assets, net	26,521	28,737
Property and equipment, net	134,847	88,901
Other assets	7,605	7,215
Total assets	$683,408	$755,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206	$1,218
Accrued liabilities	71,421	76,166
Deferred revenue	172,504	166,143
Total current liabilities	245,131	243,527
Deferred revenue, less current portion	49,872	43,432
Other liabilities	3,083	5,847
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2014 and March 31, 2014	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,808 shares and 47,094 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	448	471
Additional paid-in capital	518,575	481,083
Accumulated deficit	(128,854)	(18,059)
Accumulated other comprehensive loss	(4,847)	(917)
Total stockholders’ equity	385,322	462,578
Total liabilities and stockholders’ equity	$683,408	$755,384
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Software	$71,729	$79,240	$213,202	$215,370
Services	81,292	74,010	243,606	214,151
Total revenues	153,021	153,250	456,808	429,521
Cost of revenues:
Software	587	677	1,834	1,968
Services	19,354	17,821	59,320	52,464
Total cost of revenues	19,941	18,498	61,154	54,432
Gross margin	133,080	134,752	395,654	375,089
Operating expenses:
Sales and marketing	85,925	73,367	249,933	207,715
Research and development	16,468	13,597	47,343	39,792
General and administrative	23,103	18,521	58,350	47,547
Depreciation and amortization	2,687	1,544	6,013	4,495
Total operating expenses	128,183	107,029	361,639	299,549
Income from operations	4,897	27,723	34,015	75,540
Interest expense	(228)	—	(446)	—
Interest income	202	220	592	675
Income before income taxes	4,871	27,943	34,161	76,215
Income tax expense	1,798	10,352	11,863	27,808
Net income	$3,073	$17,591	$22,298	$48,407
Net income per common share:
Basic	$0.07	$0.37	$0.49	$1.03
Diluted	$0.07	$0.35	$0.47	$0.97
Weighted average common shares outstanding:
Basic	45,331	47,307	45,610	46,921
Diluted	46,976	49,899	47,385	49,674
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$3,073	$17,591	$22,298	$48,407
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,509)	(401)	(3,930)	(1,173)
Comprehensive income	$564	$17,190	$18,368	$47,234
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2014	47,094	$471	$481,083	$(18,059)	$(917)	$462,578
Stock-based compensation			45,501			45,501
Tax benefits relating to stock-based payments			1,943			1,943
Share issuances related to stock-based compensation	885	9	12,048			12,057
Repurchase of common stock	(3,171)	(32)	(22,000)	(133,093)		(155,125)
Net income				22,298		22,298
Other comprehensive income (loss)					(3,930)	(3,930)
Balance as of December 31, 2014	44,808	$448	$518,575	$(128,854)	$(4,847)	$385,322
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$22,298	$48,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,232	4,594
Noncash stock-based compensation	45,501	34,536
Excess tax benefits from stock-based compensation	(4,221)	(20,113)
Deferred income taxes	1,803	(435)
Changes in operating assets and liabilities:
Trade accounts receivable	45	(20,703)
Prepaid expenses and other current assets	(10,683)	6,798
Other assets	578	355
Accounts payable	46	(932)
Accrued liabilities	6,093	18,057
Deferred revenue	21,442	8,839
Other liabilities	(1,269)	(185)
Net cash provided by operating activities	87,865	79,218
Cash flows from investing activities
Purchase of short-term investments	(56,458)	(25,978)
Proceeds from maturity of short-term investments	31,478	2,948
Purchases for corporate campus headquarters	(50,308)	(43,479)
Purchase of property and equipment	(3,742)	(3,934)
Net cash used in investing activities	(79,030)	(70,443)
Cash flows from financing activities
Repurchase of common stock	(155,125)	—
Debt issuance costs	(1,262)	—
Proceeds from the exercise of stock options and the Employee Stock Purchase Plan	12,057	13,375
Excess tax benefits from stock-based compensation	4,221	20,113
Net cash provided by (used in) financing activities	(140,109)	33,488
Effects of exchange rate — changes in cash	(11,513)	(694)
Net increase (decrease) in cash and cash equivalents	(142,787)	41,569
Cash and cash equivalents at beginning of period	457,733	433,964
Cash and cash equivalents at end of period	$314,946	$475,533
Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$4,832	$4,738
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
The consolidated financial statements as of December 31, 2014 and for the three and nine months ended December 31, 2014 and 2013 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2014. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2014 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2014.
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
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 35% and 31% of total revenues for the nine months ended December 31, 2014 and 2013, respectively. Arrow accounted for approximately 42% of total accounts receivable as of December 31, 2014 and 41% of total accounts receivable as of March 31, 2014.
The Company has an original equipment manufacturer agreement with Hitachi Data Systems ("HDS") for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. HDS accounted for 10% of total revenues for the nine months ended December 31, 2014.
Deferred Revenue
Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements and billings for other professional services fees that have not yet been performed by the Company and receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.
Deferred revenue consists of the following:

	December 31, 2014	March 31, 2014
Current:
Deferred software revenue	$1,027	$666
Deferred services revenue	171,477	165,477
	$172,504	$166,143
Non-current:
Deferred services revenue	$49,872	$43,432
Total Deferred Revenue	$222,376	$209,575
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of December 31, 2014, and March 31, 2014 the Company’s short-term investments balance consisted of U.S. Treasury Bills.

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
The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at December 31, 2014 and March 31, 2014:

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$191,191	—	—	$191,191
Short-term Investments	$—	49,964	—	$49,964

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$326,952	—	—	$326,952
Short-term Investments	$—	24,993	—	$24,993
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
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods in the current fiscal year. The adoption of ASU 2013-11 did not have a material impact on the financial statements.
There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

3.    Property and Equipment
Property and equipment consist of the following:

	December 31,	March 31,
	2014	2014
Land	$8,609	$—
Buildings	100,820	—
Computers, servers and other equipment	36,309	27,827
Furniture and fixtures	12,349	2,409
Leasehold improvements	4,039	8,911
Purchased software	2,392	2,291
Construction in process	579	79,182
	$165,097	$120,620
Less: Accumulated depreciation and amortization	(30,250)	(31,719)
	$134,847	$88,901
During the three months ended December 31, 2014 the Company completed its planned moved to a new owned corporate campus headquarters location in Tinton Falls, New Jersey. In connection with the planned move the Company recorded accelerated depreciation on leasehold improvements associated with the prior headquarters location of $550 in the three months ended December 31, 2014. As of December 31, 2014 the Company also recorded a lease termination liability of $2,639 related to rent and related costs associated with the prior headquarters location.
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
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$3,073	$17,591	$22,298	$48,407
Basic net income per common share:
Basic weighted average shares outstanding	45,331	47,307	45,610	46,921
Basic net income per common share	$0.07	$0.37	$0.49	$1.03
Diluted net income per common share:
Basic weighted average shares outstanding	45,331	47,307	45,610	46,921
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	1,645	2,592	1,775	2,753
Diluted weighted average shares outstanding	46,976	49,899	47,385	49,674
Diluted net income per common share	$0.07	$0.35	$0.47	$0.97
The diluted weighted average shares outstanding in the table above exclude outstanding stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 3,594 and 1,524 for the three months ended December 31, 2014 and 2013, respectively, and 3,044 and 716 for the nine months ended December 31, 2014 and 2013, respectively, because the effect would have been anti-dilutive.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

5.    Commitments and Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of December 31, 2014, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, the Chief Executive Officer and the Chief Financial Officer.  The case is captioned Town of Davie Police Pension Plan vs. CommVault Systems, Inc., et al. (Case No. 3:14-cv-05628-JAP-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 15, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief.  On January 12, 2015, the Court entered an order (i) appointing the Arkansas Teacher Retirement System to serve as lead plaintiff in this action, (ii) appointing Bernstein Litowitz Berger & Grossmann LLP to serve as lead counsel, and (iii) changing the case caption to “In re CommVault Systems, Inc. Securities Litigation.” At this time, the Company is unable to predict the outcome of this matter and cannot currently estimate a range of any possible losses that it may experience. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on its financial condition, results of operations, or cash flows. As of December 31, 2014 the Company has not recorded a reserve for this matter.
6.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of December 31, 2014, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at December 31, 2014 were $1,136. The amortization of debt issuance costs was $67 and $126 in the three and nine months ended December 31, 2014 and is included in Interest expense.
7.    Capitalization
During the three months ended December 31, 2014, the Company repurchased $50,040 of common stock, or 1,032 shares, under its share repurchase program. During the nine months ended December 31, 2014, the Company has repurchased $155,125 of common stock, or 3,171 shares. As of December 31, 2014, $100,002 remained in the stock repurchase authorization program through March 31, 2016.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

8.    Stock Plans
The following summarizes the activity by award type for the Company’s two stock incentive plans, the 1996 Stock Option Plan and the 2006 Long-Term Stock Incentive Plan, for the nine months ended December 31, 2014:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2014	6,388	$39.03
Options granted	1,083	46.16
Options exercised	(406)	20.26
Options forfeited	(63)	64.84
Options expired	(9)	62.18
Outstanding as of December 31, 2014	6,993	$40.96	6.32	$120,032
Vested or expected to vest as of December 31, 2014	6,893	$40.54	6.26	$119,681
Exercisable as of December 31, 2014	4,274	$28.48	4.76	$111,295
The weighted average fair value of stock options granted was $20.09 per option and $20.23 per option during the three and nine months ended December 31, 2014, respectively, and $42.89 per option and $42.33 per option during the three and nine months ended December 31, 2013, respectively. The total intrinsic value of options exercised was $1,286 and $12,231 for the three and nine months ended December 31, 2014, respectively, and $5,339 and $37,657 for the three and nine months ended December 31, 2013, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Dividend yield	None	None	None	None
Expected volatility	43-47%	42-46%	43%-47%	42%-47%
Weighted average expected volatility	46%	46%	46%	46%
Risk-free interest rates	1.45-1.95%	1.34%-2.11%	1.45%-2.18%	0.70%-2.11%
Weighted average expected life (in years)	5.8	7.1	5.7	7.0
Restricted stock unit activity for the nine months ended December 31, 2014 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,202	$65.63
Awarded	744	46.75
Vested	(385)	57.77
Forfeited	(60)	63.65
Non-vested as of December 31, 2014	1,501	$57.96
The weighted average fair value of restricted stock units awarded was $45.80 per unit and $46.75 per unit during the three and nine months ended December 31, 2014, respectively, and $86.55 per unit and $85.76 per unit during the three and nine months ended December 31, 2013, respectively.

CommVault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the three and nine months ended December 31, 2014 and 2013.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost of services revenue	$785	$417	$2,186	$1,008
Sales and marketing	7,396	5,990	20,140	14,336
Research and development	1,567	1,221	4,284	3,117
General and administrative	6,266	6,618	18,891	16,075
Stock-based compensation expense	$16,014	$14,246	$45,501	$34,536
As of December 31, 2014, there was approximately $137,233 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.70 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. The first purchase date of the Purchase Plan was August 1, 2014 and approximately 95 shares were purchased in exchange for $3,838 of proceeds. As of December 31, 2014, 2,906 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for the three and nine months ended December 31, 2014 was $850 and $2,226, respectively. These expenses are included in the summary of stock-based compensation expense above. There was no expenses in the prior year related to the plan. As of December 31, 2014, there was approximately $283 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
9.    Income Taxes
Income Tax Expense
Income tax expense was $1,798 and $11,863 in the three and nine months ended December 31, 2014, respectively with an effective tax rate of 37% and 35% in the three and nine months ended December 31, 2014, respectively. The effective rate in the three and nine months ended December 31, 2014 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by tax benefits from research and development tax credits, foreign tax credits and domestic production activities deductions.
Income tax expense was $10,352 and $27,808 in the three and nine months ended December 31, 2013, respectively with effective tax rate of 37% and 36% in the three and nine months ended December 31, 2013, respectively. The effective rate in the three and nine months ended December 31, 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions partially offset by income tax benefits from research and development tax credits, foreign tax credits, and domestic production activities deductions.

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

Balance as of March 31, 2014	$4,113
Additions for tax positions related to fiscal 2015	364
Additions for tax positions related to prior years	305
Settlements and effective settlements with tax authorities and remeasurements	(1,558)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(4)
Balance as of December 31, 2014	$3,220
All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Accordingly, the Company has recorded its unrecognized tax benefits of $1,540 and $4,113 and the related accrued interest and penalties of $352 and $555 in Other Liabilities on the Consolidated Balance Sheet at December 31, 2014 and March 31, 2014, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company has also recorded $1,680 of unrecognized tax benefits as a reduction of deferred tax assets on the Consolidated Balance Sheet at December 31, 2014.
Other Tax Items
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $1,943 and $20,169 for the nine months ended December 31, 2014 and 2013, respectively.
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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of December 31, 2014, we had licensed our software applications to approximately 21,000 registered customers.
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
Our software licenses typically provide for a perpetual right to use our software and are sold on a capacity basis, on a per-copy basis or as site licenses. During the nine months ended December 31, 2014, approximately 80% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, many of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the foreseeable future.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 47% and 50% of our total revenues for the nine months ended December 31, 2014 and 2013, respectively.
In recent fiscal years, we have generated approximately two-thirds of our software revenue from our existing customer base and approximately one-third of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. We expect the number of enterprise software transactions (transactions greater than $0.1 million) and resulting software revenue to increase over time, although the size and timing of any particular software transaction is more difficult to forecast. Such software transactions represented approximately 56% and 58% of our total software revenue in the nine months ended December 31, 2014 and 2013, respectively.
Software revenue generated through indirect distribution channels was approximately 82% of total software revenue in the nine months ended December 31, 2014 and was approximately 89% of total software revenue in the nine months ended December 31, 2013. Software revenue generated through direct distribution channels was approximately 18% of total software revenue in the nine months ended December 31, 2014 and was approximately 11% of total software revenue in the nine months ended December 31, 2013. The dollar value of software revenue generated through indirect distribution channels decreased approximately $17.2 million, or 9%, in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. The dollar value of software revenue generated through direct distribution channels increased approximately $15.0 million, or 63%, in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. The increase in the dollar value of software revenue growth generated through our direct sales force compared to our indirect distribution channels in the nine months ended December 31, 2014 is primarily the result of an increase in software revenue from several large enterprise transactions which were conducted through our direct sales force. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. As a result, Hitachi Data Systems can also sell our software in a reseller capacity under the terms of our original equipment manufacturer agreement with them. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 15% of our total revenues for the nine months ended December 31, 2014 and 13% of our total revenues for the nine months ended December 31, 2013.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avent, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 35% of our total revenues through Arrow in the nine months ended December 31, 2014 and approximately 31% in the nine months ended December 31, 2013. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 53% of our total revenues for the nine months ended December 31, 2014 and 50% of our total revenues for the nine months ended December 31, 2013.
The gross margin of our services revenue was 75.6% for the nine months ended December 31, 2014 and 75.5% for the nine months ended December 31, 2013. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.1% for both the nine months ended December 31, 2014 and for the nine months ended December 31, 2013. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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

•
General and Administrative, consists primarily of salaries, stock-based compensation and benefits for our executive, accounting, human resources, legal, information systems and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services, compliance costs and insurance; and

•
Depreciation and Amortization, consists of depreciation expense primarily for our owned Corporate Campus Headquarters location and computer equipment we use for information services and in our development and test labs.

We anticipate that each of the above categories of operating expenses will increase in dollar amounts, but will decline as a percentage of total revenues in the long-term.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 43% of our total revenue for the nine months ended December 31, 2014 and 42% for the nine months ended December 31, 2013. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2013 our software revenues would have been higher by $2.7 million, our services revenues would have been higher by $2.2 million, our cost of sales would have been higher by approximately $0.6 million and our operating expenses would have been higher by $2.5 million from non-U.S. operations for the three months ended December 31, 2014. Using the average foreign currency exchange rates from the nine months ended December 31, 2013, our software revenues would have been higher by $2.3 million, our services revenues would have been higher by $1.2 million, our cost of sales would have been higher by $0.2 million and our operating expenses would have been higher by $0.4 million from non-U.S. operations.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.4 million and $0.1 million in the three and nine months ended December 31, 2014, respectively, and net foreign currency transaction gains of less than $0.1 million and $0.4 million in the three and nine months ended December 31, 2013, respectively.
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
Stock-Based Compensation
As of December 31, 2014, we maintain two stock incentive plans. We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.

For the three and nine months ended December 31, 2014, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises.
Expected volatility for the three and nine months ended December 31, 2014 and 2013 was calculated based on the implied volatility of our traded options with a maturity greater than six months and the historical realized volatility of our common stock.
For the three and nine months ended December 31, 2014 and 2013, the risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model in the three and nine months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Dividend yield	None	None	None	None
Expected volatility	43-47%	42-46%	43-47%	42%-47%
Weighted average expected volatility	46%	46%	46%	46%
Risk-free interest rates	1.45%-1.95%	1.34%-2.11%	1.45-2.18%	0.70%-2.11%
Weighted average expected life (in years)	5.8	7.1	5.7	7.0
The weighted average fair value of stock options granted was $20.09 per option and $20.23 per option during the three and nine months ended December 31, 2014, respectively, and $42.89 per option and $42.33 during the three and nine months ended December 31, 2013, respectively. In addition, the weighted average fair value of restricted stock units awarded was $45.80 per unit and $46.75 per unit during the three and nine months ended December 31, 2014, respectively, and $86.55 per unit and $85.76 per unit during the three and nine months ended December 31, 2013, respectively.
As of December 31, 2014, there was approximately $137.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.70 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from the current estimate.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2014, we had net deferred tax assets of approximately $42.8 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and foreign net operating loss carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance.
As of December 31, 2014, we had unrecognized tax benefits of $3.2 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. Accordingly, unrecognized tax benefits of $1.5 million and the related accrued interest and penalties of $0.4 million are included in Other Liabilities on the Consolidated Balance Sheet. We also recorded $1.7 million of unrecognized tax benefits as a reduction of deferred tax assets on the Consolidated Balance Sheet at December 31, 2014.
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
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Software	47%	52%	47%	50%
Services	53%	48%	53%	50%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Software	—%	—%	—%	—%
Services	13%	12%	13%	12%
Total cost of revenues	13%	12%	13%	13%
Gross margin	87%	88%	87%	87%
Three months ended December 31, 2014 compared to three months ended December 31, 2013
Revenues
Total revenues decreased $0.2 million, or 0%, from $153.3 million in the three months ended December 31, 2013 to $153.0 million in the three months ended December 31, 2014.
Software Revenue. Software revenue decreased $7.5 million, or 9%, from $79.2 million in the three months ended December 31, 2013 to $71.7 million in the three months ended December 31, 2014. Software revenue represented 47% of our total revenues in the three months ended December 31, 2014 compared to 52% of total revenues in the three months ended December 31, 2013.
The decrease in software revenue is primarily due to lower software revenue derived from enterprise software transactions. Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 51% of our software revenue in the three months ended December 31, 2014 and approximately 61% of our software revenue in the three months ended December 31, 2013. As a result, enterprise software transactions decreased by $11.7 million, or 24%, in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. This decrease was driven by a 13% decrease in the average dollar amount of such transactions and a 14% decline in the number of transactions. The average dollar amount of such transactions was approximately $248,000 in the three months ended December 31, 2014 and approximately $284,000 in the three months ended December 31, 2013. The decrease in revenue derived from enterprise software transactions is partially offset by software revenue derived from transactions less than $0.1 million increased $4.2 million, or 13%, in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.
The decrease in software revenue is also due to lower software revenue derived from our domestic operations, which decreased 13% in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Additionally, our international operations decreased 6% in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $8.8 million, or 13%, in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, and software revenue through our direct sales force increased $1.3 million, or 11%, in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. For additional discussion on software revenue derived from our direct sales force see the Sources of Revenue section.

Services Revenue. Services revenue increased $7.3 million, or 10%, from $74.0 million in the three months ended December 31, 2013 to $81.3 million in the three months ended December 31, 2014. Services revenue represented 53% of our total revenues in the three months ended December 31, 2014 and 48% in the three months ended December 31, 2013. The increase in services revenue is primarily due to a $7.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues. Total cost of revenues increased $1.4 million, or 8%, from $18.5 million in the three months ended December 31, 2013 to $19.9 million in the three months ended December 31, 2014. Total cost of revenues represented 13% and 12% of our total revenues in the three months ended December 31, 2014 and December 31, 2013, respectively.
Cost of Software Revenue. Cost of software revenue was $0.6 million and $0.7 million in the three months ended December 31, 2014 and 2013, respectively.
Cost of Services Revenue. Cost of services revenue increased $1.5 million, or 9%, from $17.8 million in the three months ended December 31, 2013 to $19.4 million in the three months ended December 31, 2014. Cost of services revenue represented 24% of our services revenue in both the three months ended December 31, 2014 and December 31, 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $12.6 million, or 17%, from $73.4 million in the three months ended December 31, 2013 to $85.9 million in the three months ended December 31, 2014. The increase is primarily due to an $8.3 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $1.4 million increase in stock-based compensation expenses and $1.0 million of increases in marketing related activities. Sales and marketing expenses as a percentage of total revenues increased to 56% in the three months ended December 31, 2014 from 48% in the three months ended December 31, 2013.
Research and Development. Research and development expenses increased $2.9 million, or 21%, from $13.6 million in the three months ended December 31, 2013 to $16.5 million in the three months ended December 31, 2014. The increase is primarily due to a $2.4 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.3 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 11% in the three months ended December 31, 2014 and 9% in the three months ended December 31, 2013. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $4.6 million, or 25%, from $18.5 million in the three months ended December 31, 2013 to $23.1 million in the three months ended December 31, 2014. This increase is primarily due to expenses of $3.6 million associated with the planned move of our corporate headquarters. These expenses consisted of a $3.1 million lease termination charge associated with the previous lease headquarter location and $0.5 million of moving and related costs. The increase in general and administrative expenses also includes a $0.7 million increase in employee compensation and related expenses. The increase in general and administrative expenses was partially offset by a $0.4 million decrease in stock-based compensation expenses. General and administrative expenses in the three months ended December 31, 2014 includes approximately $0.4 million of net foreign currency transaction gains compared to less than $0.1 million of net foreign currency transaction gains recognized in general and administrative expenses in the three months ended December 31, 2013. General and administrative expenses as a percentage of total revenues was 15% in the three months ended December 31, 2014 and 12% in the three months ended December 31, 2013.
Depreciation and Amortization. Depreciation expense increased by $1.1 million from $1.5 million in the three months ended December 31, 2013 to $2.7 million in the three months ended December 31, 2014. The increase in depreciation expense is the result of the planned move to our new corporate campus headquarters. During the three months ended December 31, 2014 we recorded $0.6 million of accelerated depreciation for leasehold improvements associated with our previous headquarters location.
Income Tax Expense
Income tax expense was $1.8 million in the three months ended December 31, 2014 compared to $10.4 million in the three months ended December 31, 2013. The effective tax rate in both the three months ended December 31, 2014 and 2013 was 37%. The effective rate in the three months ended December 31, 2014 and 2013 approximates the federal statutory rate but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by tax benefits from research and development tax credits, foreign tax credits and domestic production activities deductions.

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013
Revenues
Total revenues increased $27.3 million, or 6%, from $429.5 million in the nine months ended December 31, 2013 to $456.8 million in the nine months ended December 31, 2014.
Software Revenue. Software revenue decreased $2.2 million, or 1%, from $215.4 million in the nine months ended December 31, 2013 to $213.2 million in the nine months ended December 31, 2014. Software revenue represented 47% of our total revenues in the nine months ended December 31, 2014 and compared to 50% of total revenues in the nine months ended December 31, 2013.
The decrease in software revenue is primarily due to lower software revenue derived from our domestic operations, which decreased 6% in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. This decrease was partially offset by our international operations, which increased 5% in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. The growth in software revenue in our international locations is primarily due to increases in United Kingdom, Australia, and China.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 56% of our software revenue in the nine months ended December 31, 2014 and approximately 58% of our software revenue in the nine months ended December 31, 2013. Enterprise software transaction revenue decreased by $4.1 million, or 3%, in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. This decrease was driven by a 7% decrease in the number of such transactions. The decline in the number of transactions was partially offset by a 4% increase in the average dollar amount of such transactions. The average sales price was approximately $292,000 in the nine months ended December 31, 2014 and approximately $283,000 in the nine months ended December 31, 2013. Software revenue derived from transactions less than $0.1 million increased $2.0 million, or 2%, in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $17.2 million, or 9%, in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013, and software revenue through our direct sales force increased $15.0 million, or 63%, in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. For additional discussion on software revenue derived from our direct sales force see the Sources of Revenue section.
Services Revenue. Services revenue increased $29.5 million, or 14%, from $214.2 million in the nine months ended December 31, 2013 to $243.6 million in the nine months ended December 31, 2014. Services revenue represented 53% of our total revenues in the nine months ended December 31, 2014 and 50% in the nine months ended December 31, 2013. The increase in services revenue is primarily due to a $27.8 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues. Total cost of revenues increased $6.7 million, or 12%, from $54.4 million in the nine months ended December 31, 2013 to $61.2 million in the nine months ended December 31, 2014. Total cost of revenues represented 13% of our total revenues in both the nine months ended December 31, 2014 and 2013.
Cost of Software Revenue. Cost of software revenue was $1.8 million and $2.0 million in the nine months ended December 31, 2014 and 2013, respectively.
Cost of Services Revenue. Cost of services revenue increased $6.9 million, or 13%, from $52.5 million in the nine months ended December 31, 2013 to $59.3 million in the nine months ended December 31, 2014. Cost of services revenue represented 24% of our services revenue in both the nine months ended December 31, 2014 and 2013.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $42.2 million, or 20%, from $207.7 million in the nine months ended December 31, 2013 to $249.9 million in the nine months ended December 31, 2014. The increase is primarily due to a $28.5 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $5.8 million increase in stock-based compensation expense and a $2.5 million increase in marketing expenses. Sales and marketing expenses as a percentage of total revenues increased to 55% in the nine months ended December 31, 2014 from 48% in the nine months ended December 31, 2013.

Research and Development. Research and development expenses increased $7.6 million, or 19%, from $39.8 million in the nine months ended December 31, 2013 to $47.3 million in the nine months ended December 31, 2014. The increase is primarily due to a $6.1 million increase in salary and related expenses resulting from the expansion of our engineering group and a $1.2 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 10% in the nine months ended December 31, 2014 and 9% in the nine months ended December 31, 2013. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $10.8 million, or 23%, from $47.5 million in the nine months ended December 31, 2013 to $58.4 million in the nine months ended December 31, 2014. This increase is due to expenses of $3.6 million associated with the planned move of our corporate headquarters, a $2.8 million increase in stock-based compensation expenses, and a $2.2 million increase in employee compensation and related expenses. General and administrative expenses in the nine months ended December 31, 2014 includes approximately $0.1 million of net foreign currency transaction gains compared to approximately $0.4 million of net foreign currency transaction gains recognized in general and administrative expenses in the nine months ended December 31, 2013. General and administrative expenses as a percentage of total revenues was 13% in the nine months ended December 31, 2014 and 11% in the nine months ended December 31, 2013.
Depreciation and Amortization. Depreciation expense increased by $1.5 million from $4.5 million in the nine months ended December 31, 2013 to $6.0 million in the nine months ended December 31, 2014. The increase in depreciation expense is the result of the planned move to our new corporate campus headquarters. We expect depreciation expenses associated with our new headquarters to total approximately $5.0 million on an annual basis. During the nine months ended December 31, 2014 we recorded $0.6 million of accelerated depreciation for leasehold improvements associated with our previous headquarters location.
Income Tax Expense
Income tax expense was $11.9 million in the nine months ended December 31, 2014 compared to $27.8 million in the nine months ended December 31, 2013. The effective tax rate in the nine months ended December 31, 2014 was 35% as compared to 36% in the nine months ended December 31, 2013. The effective rate in the nine months ended December 31, 2014 approximates the federal statutory rate due to the recognition of certain previously unrecognized tax benefits, tax benefits from research and development tax credits, foreign tax credits and domestic production activities deductions. These benefits were partially offset by permanent differences in both the United States and foreign jurisdictions. The effective rate in the nine months ended December 31, 2013 approximates the expected federal statutory rate of 35% but is impacted by state income taxes and permanent differences in both the United States and foreign jurisdictions, partially offset by income tax benefits from research and development credits, foreign tax credits and domestic production activities deductions.
Liquidity and Capital Resources
As of December 31, 2014, our cash and cash equivalents balance of $314.9 million primarily consisted of money market funds. In addition, as of December 31, 2014 we have short-term investments which are comprised of U.S. Treasury Bills totaling $50.0 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of December 31, 2014, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $114.3 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of December 31, 2014, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the nine months ended December 31, 2014, we repurchased $155.1 million of common stock, or 3.2 million shares, under our share repurchase program. As of January 30, 2015, there is $100.0 million remaining in the share repurchase program which expires on March 31, 2016.
The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. In the prior four quarters, we have bought back approximately 8% of the common stock. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.
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
Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2014	2013
Cash provided by operating activities	$87,865	$79,218
Net cash used in investing activities	(79,030)	(70,443)
Net cash provided by (used in) financing activities	(140,109)	33,488
Effects of exchange rate-changes in cash	(11,513)	(694)
Net increase (decrease) in cash and cash equivalents	$(142,787)	$41,569
Net cash provided by operating activities was $87.9 million in the nine months ended December 31, 2014 and $79.2 million in the nine months ended December 31, 2013. In the nine months ended December 31, 2014 and 2013, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges, and increases in deferred revenue in the current fiscal year.
Net cash used in investing activities was $79.0 million for the nine months ended December 31, 2014 and $70.4 million in the nine months ended December 31, 2013. In the nine months ended December 31, 2014, cash used in investing activities was due to $25.0 million in net purchases of U.S. Treasury Bills and $50.3 million of incremental spending on the Company’s planned corporate campus headquarters. During the three months ended December 31, 2014 we completed the planned move to our new corporate campus headquarters location in Tinton Falls, New Jersey. Our new headquarters was designed to support the long-term growth of our business.  Although the vast majority of spending on the new corporate headquarters is complete, we expect that we will make approximately $9.0 million of related cash disbursements over the next several months. In the nine months ended December 31, 2013, cash used in investing activities was due to the purchase of property and equipment in the amounts of $43.5 million for purchases relating to our new corporate campus headquarters, $23.0 million related to the net purchase of short term investments and $3.9 million of capital expenditures as we continue to invest in and enhance our global infrastructure.

Net cash provided by (used in) financing activities was $(140.1) million in the nine months ended December 31, 2014 and $33.5 million in the nine months ended December 31, 2013. The cash used in financing activities in the nine months ended December 31, 2014 was primarily due to $155.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $12.1 million of proceeds from the exercise of stock options and purchases from the employee stock purchase plan and $4.2 million of excess tax benefits recognized as a result of the stock option exercises. The net cash provided by financing activities in the nine months ended December 31, 2013 was due to $20.1 million of excess tax benefits recognized as a result of the stock option exercises and $13.4 million of proceeds from the exercise of stock options.
Working capital decreased $117.7 million from $387.0 million as of March 31, 2014 to $269.3 million as of December 31, 2014. The decrease in working capital is due primarily to a $117.8 million decrease in cash and short-term investments. The decrease in cash and short-term investments is primarily the result of the repurchases of our common stock and spending on our new corporate campus headquarters, partially offset by net income adjusted for the impact of non-cash charges and increases in deferred revenue.
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
Off-Balance Sheet Arrangements
As of December 31, 2014, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do have approximately $250,000 of letters of credit outstanding.
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
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods in the current fiscal year. The adoption of ASU 2013-11 did not have a material impact on the financial statements.
There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2014, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 43% of our sales were outside the United States for the nine months ended December 31, 2014 and 42% were outside the United States for the nine months ended December 31, 2013. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of approximately $0.4 million and $0.1 million in the three and nine months ended December 31, 2014, respectively, and net foreign currency transaction gains of less than $0.1 million and $0.4 million in the three and nine months ended December 31, 2013, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of December 31, 2014 and March 31, 2014, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses related to the settlement of forward exchange contracts of less than $0.1 million in the three and nine months ended December 31, 2014, respectively, and net realized gains (losses) of approximately $0.1 million and ($0.2) million in the three and nine months ended December 31, 2013, respectively. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer.  The case is captioned Town of Davie Police Pension Plan vs. CommVault Systems, Inc., et al. (Case No. 3:14-cv-05628-JAP-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 15, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief.  On January 12, 2015, the Court entered an order (i) appointing the Arkansas Teacher Retirement System to serve as lead plaintiff in this action, (ii) appointing Bernstein Litowitz Berger & Grossmann LLP to serve as lead counsel, and (iii) changing the case caption to “In re CommVault Systems, Inc. Securities Litigation.” We believe that the suit is without merit and we intend to defend ourselves and our officers vigorously.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer.  The case is captioned Town of Davie Police Pension Plan vs. CommVault Systems, Inc., et al. (Case No. 3:14-cv-05628-JAP-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 15, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief.  On January 12, 2015, the Court entered an order (i) appointing the Arkansas Teacher Retirement System to serve as lead plaintiff in this action, (ii) appointing Bernstein Litowitz Berger & Grossmann LLP to serve as lead counsel, and (iii) changing the case caption to “In re CommVault Systems, Inc. Securities Litigation.” We believe that the suit is without merit and we intend to defend ourselves and our officers vigorously.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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
During the third quarter of the fiscal 2015, we repurchased $50.0 million of common stock, or 1.0 million shares, under our share repurchase program.
A summary of our repurchases of common stock during the three months ended December 31, 2014 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 01, 2014 - October 31, 2014	5,900	44.38	5,900	149,738,167
November 01, 2014 - November 30, 2014	672,185	48.57	672,185	117,088,745
December 01, 2014 - December 31, 2014	353,748	48.30	353,748	100,001,912
Three months ended December 31, 2014	1,031,833	48.46	1,031,833

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

CommVault Systems, Inc.

Dated:	January 30, 2015	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	January 30, 2015	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document