Form 10-K
period 2015-03-31
COMMVAULT SYSTEMS INC
filed 2015-05-08
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of September 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $2.1 billion.
As of May 1, 2015, there were 45,230,578 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2015. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2015

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
We refer to the single, unified code base underlying each of our Simpana applications as our Single Platform. Each data and information management module within our Simpana platform is designed to be best-in-class and is fully integrated into our Single Platform. Our Single Platform is unique and differentiates us from our competitors, some of whom address market needs by offering multiple and disparate point products that have come together as a collection often as a result of acquisition strategies. We believe that the disparate and point product approach forces users to install and maintain separate products requiring their own infrastructure, training, maintenance and management which can result in a complex and costly environment for customers who are looking for a single solution that will improve operations, minimize risk and reduce overall costs.

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our original equipment manufacturer partners include Hitachi Data Systems and NetApp. As of March 31, 2015, we had licensed our data and information management software to over 21,000 registered customers.
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
Data is widely considered to be one of an organization’s most valued assets. The increasing reliance on critical enterprise software applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools is resulting in the rapid growth of data across all enterprises. Government regulations, such as those issued under the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act ("HIPAA"), Government Paper Elimination Act ("GPEA"), Homeland Security, the Patriot Act, Freedom of Information Act ("FOIA"), the Basel Committee on Banking Supervision ("The Basel Accords"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as company policies requiring data access, protection and preservation, are expanding the proportion of data that must be archived and easily accessible for future use. In addition, ensuring the security, availability and integrity of the data has become a critical task as regulatory compliance and corporate governance objectives affecting many organizations mandate the creation of multiple copies of data with longer and more complex retention requirements.
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
The rapid growth of data and the need to securely protect, manage and access this data is driving substantial opportunities for managed service providers ("MSPs") to help organizations deploy and manage solutions that deliver data management capabilities. The result is reduced long-term management costs with increased offerings to customers, which we believe represents a long-term industry trend in the way that services are offered.
We believe that these trends are increasing the demand for software applications that can simplify data and information management, provide secure and reliable access to all data across a broad spectrum of tiered storage and computing systems and seamlessly scale to accommodate growth, while reducing the total cost of ownership to the customer.

Our Software
We generally provide our customers with a single, scalable platform of data and information management software modules that are fully integrated into our Single Platform. Our software enables centralized protection and management of globally distributed data while reducing the total cost of managing, moving, storing and assuring secure access to that data from a single, browser-based interface from the data center, to laptops, remote offices and the cloud. We provide our customers with high-performance data protection, including backup and recovery; data migration and archiving; snapshot management and replication of data; integrated source and target data deduplication; e-discovery and compliance solutions; self-service access; a secure virtual repository using Simpana ContentStore; enterprise-wide search capabilities; protection, recovery and discovery of data in virtual server and cloud environments; and robust built-in analytics and troubleshooting tools.
Our software fully interoperates with a wide variety of operating systems, applications, network devices, protocols, storage arrays, storage formats and tiered storage infrastructures, providing our customers with the flexibility to purchase and deploy a combination of hardware and software from different vendors. As a result, our customers can purchase and use the optimal hardware and software for their needs, rather than being restricted to the offerings of a single vendor. Key benefits of our software and related services include:

•
Dynamic Management of Widely Distributed and Networked Data.    Our software is specifically designed to optimize management of data on tiered storage and widely distributed data environments, including storage area network ("SAN"), network attached storage ("NAS") and Cloud. Our architecture enables the creation of policies that automate the movement of data based on business goals for availability, recoverability and disaster tolerance. User-defined policies determine the storage media on which data should reside based on its assigned value.

•
Single Software Platform Delivering Applications Built Upon a Single Platform.    All of our software applications share common components of our underlying software code, which drives significant cost savings versus the point products or loosely integrated solutions offered by our competitors. In addition, we believe that each of the individual data and information management applications in our Simpana software delivers superior performance, functionality and total cost of ownership benefits. These solutions can be delivered to our customers either as part of our single platform or as stand-alone applications. We also believe that our architecture will allow us to more rapidly introduce new applications that will enable us to expand beyond our current addressable market.

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

•
Solution Set Deployment. CommVault Solution Sets are purpose-built offerings designed to accelerate private, public and hybrid cloud adoption that seamlessly integrate with our single platform Simpana software, offering a path towards holistic data management while allowing customers to utilize functionality to address the point solution requirements that their business dictates. In fiscal 2015, we released Solution Sets for virtual machine backup, recovery and cloud management; endpoint data protection; email archive; and IntelliSnap recovery.

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

•
ContentStore.    As the back-end repository for all Simpana-managed information, ContentStore is a hardware-agnostic, secure, virtual repository where all backup and archive data is maintained, which can be encrypted at a customer's election. The intelligent index provides global awareness for data so users can quickly find what they need, when they need it. ContentStore eliminates inefficient data silos that waste resources and infrastructure by consolidating managed data and automating retention and tiering according to user defined policies to allow businesses to retain only the most relevant data.

Our software licenses typically provide for a perpetual right to use our software and are sold on a per terabyte capacity basis, per-copy basis, as site licenses or as a solution set. In recent years the vast majority of our software revenue has been sold on a capacity basis and we expect this to remain true in the near future. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Simpana functionalities and modules discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set, and per user for our endpoint data protection solution set.
Historically, an insignificant amount of our revenue has been sold under subscription, or term based, license arrangements.  In these arrangements the customer has the right to use the software over a designated period of time.  Revenue in these arrangements is recognized ratably over the term of the agreement.  Over the next several years we expect revenue from these types of arrangements to become a more significant portion of our total revenue.
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

Archive
The Simpana Archive application is an integrated data archiving solution that optimizes data tiering and improves information governance. With built-in tiered storage and multi-platform support including Microsoft Exchange servers, IBM Lotus systems, and Microsoft SharePoint data, comprehensive archive management is simplified. Archiving NAS, e-mail and file system data reclaims space on primary storage, reduces the amount of data to be backed up and allows enterprises to keep more copies of its data to meet recovery time objectives and recovery point objectives. Archived data is retained for compliance and eDiscovery purposes while maintaining transparent end-user access. The benefits of our Archive application include the ability to: reclaim primary storage, manage data retention and address information governance needs; provide visibility with non-intrusive data collection from physical and virtual environments with integrated storage resource management; enforce retention and disposition policies to meet policy requirements and reduce risk; enable a proactive and legally defensible information management strategy from a common interface; allow seamless migration of archived data into public or private clouds.
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
Search & eDiscovery
The Simpana Search & eDiscovery module leverages a single, intelligent index across both backup and archive data to empower business users to quickly and easily search, classify, select and retrieve all Electronically Stored Information ("ESI") retained in the Simpana ContentStore. Our Simpana Content Store is the virtual repository of all Simpana-managed information. With a native search experience, end-users or legal and compliance teams can instantly and intuitively find what they need. Simpana Search & eDiscovery leverages our single platform and can increase business productivity, meet eDiscovery and compliance demands, and gain business insights.
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

Solution Sets
CommVault Solution Sets are purpose-built offerings designed to accelerate private, public and hybrid cloud adoption that seamlessly integrate with our single platform Simpana software and related application modules more fully discussed above, offering a path towards holistic data management while allowing customers to utilize functionality that addresses the point solution requirements their business dictates. In fiscal 2015, we released Solution Sets for virtual machine backup, recovery and cloud management; endpoint data protection; and email archive.
Services
A comprehensive global offering of customer support and other professional services is critical to the successful marketing, sale and deployment of our software. From planning, to deployment, to operations, we offer a complete set of technical services, training and support options that maximize the operational benefits of our suite of software applications. Our commitment to superior customer support is reflected in the breadth and depth of our service offerings as well as in our ongoing initiatives to engineer resiliency, automation and serviceability features directly into our products.
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

•
Global Operations.    Our global customer support headquarters is located at our state-of-the-art technical support center in Tinton Falls, New Jersey. We also have established support operations in Reading, United Kingdom; Sydney, Australia; and Shanghai, China, which are complemented by regional support centers in other worldwide locations. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.

•
Enhanced Support Options.    We offer several enhanced customer support services such as Business Critical Support ("BCS") and Remote Operations Management Service ("ROMS"). Our BCS service is for customers with critical support needs and builds on our 24/7 real-time support deliverables and includes various levels of enhanced services to ensure dedicated support and customized reporting. BCS adds a specialized team of Technical Support Engineers ("TSE"), an assigned Support Account Manager ("SAM") and innovative tools to achieve our customers’ mission. Our ROMS services provide an innovative web-based integrated support automation system that provides customers with overnight, weekend and holiday monitoring. Through a user-friendly, intuitive web dashboard, users can access and track real-time alert, trend and storage usage reports anytime, anywhere.

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
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2015, we had more than 500 reseller partners and systems integrators that have distributed our software worldwide.
In order to broaden our market coverage, we work closely with our Global Original Equipment Manufacturer ("OEM") Partners, investing significant time and resources to deliver unique, joint solutions incorporating Simpana software. These partners team with our technical, engineering, marketing and sales force on helping to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data and information management needs. Our alliance managers work directly with Global OEM Partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions. We currently have original equipment manufacturer distribution agreements primarily with Hitachi Data Systems and NetApp. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 15% of our total revenues in fiscal 2015 and 13% in fiscal 2014.
Additionally, we have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avent Inc. Pursuant to these distribution agreements, these distributors' primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for approximately 36% of our total revenue in fiscal 2015 and 31% in fiscal 2014.

Service Provider Partners. Our Simpana software is the data protection platform for over 200 service providers, which provide cloud-based solutions to client systems worldwide. As companies of all sizes and markets rapidly adopt cloud infrastructures for improved costs, speed and agility, we remain committed to these strategic relationships to address this growing trend.  Customers looking to move IT operations into the cloud depend on service providers to help them migrate, manage and protect their cloud infrastructures. We have partnered with a broad ecosystem of service provider partners so they can effectively deliver data management-as-a-service solutions based on Simpana software across geographies, vertical markets and offerings. Leading providers who have integrated Simpana software into their cloud solution portfolios include Microsoft Windows Azure, Amazon S3, Glacier, NetApp, and Rackspace.
Customers
We sell Simpana software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2015, we had licensed our software applications to over 21,000 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
Technology
Our Single Platform serves as a major differentiator versus our competitors’ data and information management software products. Our Single Platform’s unique indexing, cataloging, data movement, media management and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data and information management software applications. Additional options enable content search, data encryption and auditing features to support data discovery and compliance requirements. Each of these applications shares a common architecture consisting of three core components: intelligent agent software, data movement software and command and control software. These components may be installed on a single host server, or each may be distributed over many servers in a global network. Additionally, the modularity of our software provides deployment flexibility. The ability to share storage resources across multiple data and information management applications provides easier data and information management and lower total cost of ownership. We participate in industry standards groups and activities that we believe will have a direct bearing on the data and information management software market.
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

Sales and Marketing
We sell our Simpana data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2015, we had 699 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.
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
Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2015, we had 495 employees in our research and development group, of which 172 are located in our Hyderabad and Bangalore development centers in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $64.1 million on research and development activities in fiscal 2015, $55.1 million in fiscal 2014 and $47.4 million in fiscal 2013.
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
The following are our primary competitors in the data and information management software applications market, each of which has one or more products that compete with a part of or our entire software suite:

•	EMC

•	IBM

•	Symantec

•	Veeam

The principal competitive factors in our industry include product functionality, product performance, product integration, platform coverage, ability to scale, price, worldwide sales infrastructure, global technical support, name recognition and reputation. The ability of major system vendors to bundle hardware and software solutions is also a significant competitive factor in our industry. Although some of our competitors have greater resources, a larger installed customer base and greater name recognition, we believe we compete favorably on the basis of these competitive factors.
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
From a customer perspective, highly integrated products such as ours, which are based on a single, unified, underlying code base, are easier and less expensive to deploy, operate and manage. This flexibility, in turn, makes it significantly easier to scale our products over a customer’s entire IT environment. Supporting and enhancing our products is made more efficient due to this single, unified, underlying code base, unlike our competitors who are required to support and enhance multiple, disparate products, most of which are based on differing underlying software code. Supporting multiple, disparate products places more onerous and costly demands on our competitors’ internal human and operational capital. We believe that Simpana software, because of its unique architecture, creates a compelling functional, integration, scalability and support advantage. We continue to expand our worldwide sales infrastructure and increase our distribution throughout the Americas, Europe, Middle East, Africa, Australia and Asia to meet the needs of our business.
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
As of March 31, 2015, we had 347 issued patents and 265 pending patent applications in the United States, as well as 100 issued patents in foreign countries and 40 pending foreign patent applications. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
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
We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We have entered into and may enter into agreements with additional third parties to license their technology for use with our software applications.

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
In the United States, we own federal registrations for or have common law trademark rights in the following marks: CommVault, “CV” Logo & CommVault, the “CV” logo, CommVault Systems, Solving Forward, SIM, Singular Information Management, Simpana, Simpana (logo), CommVault Galaxy, CommVault Edge, Unified Data Management, Edge Drive, QiNetix, Quick Recovery, QR, CommNet, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, IntelliSnap, Simpana OnePass, Recovery Director, CommServe, CommCell, ROMS, Distinctly Data and CommValue. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.
Employees
As of March 31, 2015, we had 2,287 employees worldwide, including 699 in sales and marketing, 495 in research and development, 235 in general and administration and 858 in customer services and support. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 1, 2015:

Name	Age	Position
N. Robert Hammer	73	Chairman, President and Chief Executive Officer
Alan G. Bunte	61	Executive Vice President, Chief Operating Officer
Brian Carolan	44	Vice President, Chief Financial Officer
Ron Miiller	48	Senior Vice President of Worldwide Sales
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
Risks Related to Our Business
Our industry is intensely competitive, and many of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases than we do, which could enable them to compete more effectively than we do.
The data and information management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include EMC, IBM, Symantec and Veeam.
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
Many of our current and potential competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases, greater name recognition and broader product offerings, including hardware. Some of these competitors can devote greater resources to the development, promotion, sale and support of their products than we can and have the ability to bundle their hardware and software products in a combined offering. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.
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

If we are unsuccessful in our current business transformation and operational performance objectives, it could have a material adverse effect on our sales and profitability.
We have commenced a business transformation plan to improve the performance of the Company. Our wide ranging plan includes initiatives related to products, packaging, pricing, distribution, sales enablement, territory alignment and a business unit product management structure. While the Company remains committed to this strategic direction, the execution of such a broad plan as ours can be disruptive, making execution of business strategies more difficult. These changes also present potential execution challenges as we may not be successful in implementing our initiatives, we may experience delays in the completion of such initiatives, or the initiatives may not have the desired effect on the business. In addition, the cost and related investments needed to address our business transformation may be more than expected. Given the dynamic industry we operate in, we are also vulnerable to increased product technology and competitive risks associated with these efforts. As a result, if we do not succeed in implementing these efforts, if they do not have the intended effect on the business, or if these efforts are more costly or time-consuming than expected, it could have a material adverse effect on our sales and profitability.
We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors, and original equipment manufacturers, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, typically do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that compete with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it could have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers or they could fail to perform as we anticipate, including required compliance with the terms and obligations of our reseller agreement, either of which could reduce our sales or impact our reputation in the market. In addition, we expect that a portion of our sales growth will depend upon our ability to identify and attract new reseller partners. Our competitors also use reseller arrangements and may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to maintain and/or expand our network of resellers could impair our ability to grow revenues in the future.
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
In addition, we have distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow and Avnet. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. Sales through our distribution agreement with Arrow accounted for approximately 36% of our total revenues for fiscal 2015 and approximately 31% for fiscal 2014. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.

Our original equipment manufacturer agreements are primarily with Hitachi Data Systems and NetApp. Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 15% of our total revenues for fiscal 2015 and 13% of our total revenues for fiscal 2014.

If we transition a significant amount of our software revenue to subscription, or term based, license arrangements it could have a significant adverse impact on our results of operations.

Historically, an insignificant amount of our revenue has been sold under subscription or term based, license arrangements. In these arrangements the customer has the right to use the software on either a per terabyte capacity basis or per-copy basis over a designated period of time. Revenue in these arrangements is recognized ratably over the term of the agreement. This is different from our sales of perpetual software licenses, in which revenue is typically recognized upon the receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met. If a more significant proportion of our transactions were to be sold under a time-based arrangement there could be a decline in revenue, income from operations, net income and net income per common share versus if those transactions were sold under a perpetual model.
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
As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in volatility in credit, equity, debt and foreign currency markets as well as government budgets worldwide.

    These global economic conditions can result in slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. These factors make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. In addition, these factors could cause customers to slow or defer spending on our software products and services, which would delay and lengthen sales cycles and negatively affect our results of operations. If such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
We continue to invest in our business in the Asia-Pacific and Europe, Middle East, and Africa regions. There are significant risks with overseas investments and growth prospects in these regions. Increased volatility or declines in the credit, equity, debt and foreign currency markets in these regions could cause delays in or cancellations of orders. Deterioration of economic conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide resellers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
In periods of volatile economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.
Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. Due to the recent volatile economic conditions in some of the markets we operate in, certain of our customers and resellers have faced or may face liquidity concerns which could result in our customers or resellers not being able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses to date, there can be no assurance such procedures will continue to effectively limit our credit risk and avoid future losses.

We are, and may in the future become, involved in litigation that may have a material adverse effect on our business.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re CommVault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. Defendants plan to file their motion to dismiss the complaint on May 26, 2015. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows.

In addition, from time to time, we may become involved in various other legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently uncertain, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

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

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•	the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

•	the ability of our original equipment manufacturers and resellers to meet their sales objectives;

•	market acceptance of our new applications and enhancements;

•	our ability to control expenses;

•	changes in our pricing, packaging and distribution terms or those of our competitors; and

•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates.
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
If the cost for annual maintenance and support agreements with our customers is not competitive in the market or if our customers do not renew their annual maintenance and support agreements either at all, or on terms that are less favorable to us, our business and financial performance might be adversely impacted.
Most of our maintenance agreements are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed. In addition, in conjunction with our current business transformation and operational performance initiatives, we are evaluating the pricing and competitiveness of our maintenance and support costs to our customers. As a result, if we reduce the price of our annual maintenance and support agreements to our customers without replacing this reduced revenue stream with sales of other software products or services, it could have a material adverse impact on our results of operations.

We develop software applications that interoperate with certain software, operating systems and hardware developed by others, and if the developers of those operating systems and hardware do not cooperate with us or we are unable to devote the necessary resources so that our applications interoperate with those systems, our software development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.
Our software applications operate primarily on the Windows, UNIX, Linux and Novell Netware operating systems; used in conjunction with Microsoft SQL; and on hardware devices of numerous manufacturers. When new or updated versions of these operating systems, software applications, and hardware devices are introduced, it is often necessary for us to develop updated versions of our software applications so that they interoperate properly with these systems and devices. We may not accomplish these development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems and hardware will be. These development efforts require the cooperation of the developers of the operating systems, software applications, and hardware, substantial capital investment and the devotion of substantial employee or financial resources. For some operating systems, we must obtain some proprietary application program interfaces from the owner in order to develop software applications that interoperate with the operating system. Operating system and software owners have no obligation to assist in these development efforts. If they do not provide us with assistance, the contractual right, or the necessary proprietary application program interfaces on a timely basis, we may experience delays or be unable to expand our software applications into other areas.
We may not receive significant revenues from our current research and development efforts for several years, if at all.
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $64.1 million, or 11% of our total revenues in fiscal 2015, $55.1 million, or 9% of our total revenues in fiscal 2014 and $47.4 million, or 10% of our total revenues in fiscal 2013. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 43% of our revenues from outside the United States in both fiscal 2015 and 2014. Accordingly, international sales increased 4% in fiscal 2015 compared to fiscal 2014. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
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

•
greater risk of a failure of our employees and partners to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices;

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

Our ability to sell our software applications is highly dependent on the quality of our service offerings, and our failure to offer high quality support and professional services would have a material adverse effect on our sales of software applications and results of operations.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, government entities have recently announced reductions in, or experienced increased pressure to reduce spending. In particular, such measures have adversely affected European public sector transactions, and U.S. debt issues and budget concerns may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. If the use of our products expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as expected or should we not comply with the terms of our government contracts or government contracting requirements.
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

We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction. As of March 31, 2015, we had net deferred tax assets of approximately $41.0 million, which were primarily related to federal and state research tax credit carryforwards, stock-based compensation and deferred revenue. We expect our cash taxes to continue to increase as our cash tax rate approaches our effective tax rate over the next one to two fiscal years.
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
During fiscal 2013, we closed on a purchase of land located in Tinton Falls, New Jersey for our corporate campus headquarters to support the long-term growth of our business. We have limited experience in the ownership and management of real property. In addition, we are subject to the risks of owning real property including the possible need for structural improvements in order to comply with zoning and other legal or regulatory requirements. Furthermore, we are subject to adverse changes in the value of this property due to interest rate changes, changes in the market in which the property is located or other factors. Also, if we decide to sell our real property in the future and are not able to recover all capitalized costs, it could have a material adverse effect on our financial condition and operating results.
Many of our key financial systems used for internal purposes are cloud-based solutions provided by third parties.
Our enterprise resource planning system as well as certain other stand-alone internal financial systems are cloud-based solutions provided by third parties. The use of cloud-based systems provided by third parties exposes us to certain risks of those third parties. If a disruption of services by these third party cloud financial system providers were to occur it could have a material adverse effect on our financial position, results of operations and cash flows.

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

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles (“GAAP”) under SEC regulations and those who are required to follow IFRS outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.
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
The market prices of software companies have been extremely volatile. Stock prices of many software companies have often fluctuated in a manner unrelated or disproportionate to the operating performance of such companies. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. Securities litigation could have a substantial cost and divert resources and the attention of management from our business.
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
Our principal administrative, sales, marketing, customer support and research and development facility is located at our owned corporate headquarters in Tinton Falls, New Jersey.
In addition, we have offices in the United States in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Massachusetts, Minnesota, New York, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia and Washington; and outside the United States in Kanata, Ontario; Toronto, Ontario; Calgary, Alberta; Montreal, Quebec; Vancouver, British Columbia; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Milan, Italy; Stockholm, Sweden; Zurich, Switzerland; Istanbul, Turkey; Paris, France; Madrid, Spain; Dubai, United Arab Emirates; Moscow, Russia; Warsaw, Poland; Johannesburg, South Africa; Riyadh, Saudi Arabia; Tel Aviv, Israel; Beijing, China; Shanghai, China; Guangzhou, China; Chengdu, China; Hong Kong; Sydney, Australia; Melbourne, Australia; Canberra, Australia; Auckland, New Zealand; Tokyo, Japan; Singapore; Mexico City, Mexico; Kuala Lumpar, Malaysia; Bangkok, Thailand; Sao Paulo, Brazil; Seoul, South Korea; Mumbai, India; New Delhi, India; Bangalore, India; and Hyderabad, India.

Item 3.	Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Except as discussed below, we do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re CommVault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. Defendants plan to file their motion to dismiss the complaint on May 26, 2015. We believe that the suit is without merit and we intend to defend ourselves and our officers vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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

	Common Stock
	2015		2014
	High	Low	High	Low
First Quarter	$70.80	$46.07	$80.78	$67.09
Second Quarter	$55.83	$47.13	$88.95	$75.52
Third Quarter	$54.03	$42.88	$89.45	$67.17
Fourth Quarter	$51.55	$43.45	$76.10	$61.92
On May 1, 2015, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $45.50 per share.
Stockholders
As of May 1, 2015, there were approximately 54 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2010 and March 31, 2015, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2010 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2010 was the closing sales price of $21.35 per share.
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

	3/31/2010	3/31/2011	3/30/2012	3/28/2013	3/31/2014	3/31/2015
CommVault	100.0	186.8	232.5	384.0	304.2	204.7
NASDAQ Composite Index	100.0	116.0	128.9	136.3	175.1	204.4
NASDAQ Computer Index	100.0	119.2	142.2	132.4	173.5	207.4
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the three months ended March 31, 2015. During the year ended March 31, 2015, we repurchased $155.1 million of common stock, or 3.2 million shares, under our share repurchase program. As of May 8, 2015, there is $100.0 million remaining in the share repurchase program which expires on March 31, 2016.

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

	Year Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$283,254	$294,411	$251,508	$201,800	$149,798
Services	324,289	291,929	244,342	204,839	164,978
Total revenues	607,543	586,340	495,850	406,639	314,776
Cost of revenues:
Software	2,442	2,588	2,863	2,747	2,369
Services	79,626	71,713	62,089	50,660	38,646
Total cost of revenues	82,068	74,301	64,952	53,407	41,015
Gross margin	525,475	512,039	430,898	353,232	273,761
Operating expenses:
Sales and marketing	335,980	283,304	247,696	219,025	163,054
Research and development	64,143	55,134	47,356	39,936	36,954
General and administrative	78,063	67,106	50,119	40,619	34,207
Depreciation and amortization	8,505	6,075	4,832	4,353	3,775
Total operating expenses	486,691	411,619	350,003	303,933	237,990

Income from operations	38,784	100,420	80,895	49,299	35,771
Interest expense	(665)	—	—	(57)	(106)
Interest income	773	890	1,059	750	650
Income before income taxes	38,892	101,310	81,954	49,992	36,315
Income tax expense	13,242	37,246	28,745	18,052	15,311
Net income	$25,650	$64,064	$53,209	$31,940	$21,004
Net income per common share:
Basic	$0.56	$1.36	$1.17	$0.72	$0.49
Diluted	$0.54	$1.29	$1.10	$0.68	$0.45
Weighted average shares used in computing per share amounts:
Basic	45,464	46,976	45,463	44,089	43,283
Diluted	47,222	49,642	48,330	47,201	46,301

	As of March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$337,673	$457,733	$433,964	$297,088	$217,170
Short-term investments	49,936	24,976	1,948	3,146	1,150
Working capital	283,622	387,004	343,094	222,301	179,380
Total assets	713,466	755,384	604,854	432,688	342,499
Deferred revenue	229,735	209,575	184,270	147,373	112,912
Total stockholders’ equity	407,010	462,578	354,017	229,984	188,130

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of March 31, 2015 we had licensed our software applications to over 21,000 registered customers.
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
Our Simpana software suite is designed as one product that contains the following licensable modules, all built on a single unified code base and platform to protect, manage and access data and information: Backup and Recovery, Archive, Replication, eDiscovery, and Analytics. In addition to Backup and Recovery, the subsequent release of our other software application modules has substantially increased our addressable market. Each application module can be used individually or in combination with other application modules from our single platform suite.
We also offer CommVault Solution Sets that are purpose-built offerings designed to accelerate private, public and hybrid cloud adoption that seamlessly integrate with our single platform Simpana software and related licensable modules, offering a path towards holistic data management while allowing customers to utilize functionality to address point solution requirements as their business dictates.
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
During our fiscal 2015, we released Solution Sets for our Simpana 10 software suite for virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. These Simpana Solution Sets can be individually deployed or combined as part of a comprehensive data protection and information management solution.
Our software licenses typically provide for a perpetual right to use our software and are sold on a per terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. During the fiscal year ended March 31, 2015, approximately 81% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the vast majority of our software license revenue for the near future. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
Historically, an insignificant amount of our revenue has been sold under subscription, or term based, license arrangements.  In these arrangements the customer has the right to use the software on either a capacity basis or per-copy or per-unit basis over a designated period of time.  Revenue in these arrangements is recognized ratably over the term of the agreement.  Over the next several years we expect revenue from these types of arrangements to become a more significant portion of our total revenue.
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
The rapid growth of data, and the need to securely protect, manage and access this data is driving substantial opportunities for managed service providers ("MSPs") to help organizations deploy and manage solutions that deliver data management capabilities. The result is reduced long-term management costs with increased offerings to customers, which we believe represents a long-term industry trend in the way that services are offered.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 47% of our total revenues for fiscal 2015, 50% for fiscal 2014 and 51% for fiscal 2013.

In fiscal 2015, we generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 56% of our software revenue in fiscal 2015 and approximately 57% of our software revenue in fiscal 2014.
Software revenue generated through indirect distribution channels was 82% of total software revenue in fiscal 2015, 87% in fiscal 2014 and 89% in fiscal 2013. Software revenue generated through direct distribution channels was 18% of total software revenue in fiscal 2015, 13% in fiscal 2014 and 11% in fiscal 2013. The dollar value of software revenue generated through indirect distribution channels decreased approximately $23.1 million, or 9%, in fiscal 2015 compared to fiscal 2014. The dollar value of software revenue generated through direct distribution increased $12.0 million, or 32%, in fiscal 2015 compared to fiscal 2014. The increase in the dollar value of software revenue growth generated through our direct sales force compared to our indirect distribution channels in fiscal 2015 is primarily the result of an increase in software revenue from several large enterprise transactions which were conducted through our direct sales force. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements accounted for 15% of our total revenues for fiscal 2015 and 13% of our total revenues for fiscal 2014.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 36% of our total revenues through Arrow in fiscal 2015, approximately 31% of our total revenues in fiscal 2014 and approximately 29% of our total revenues in fiscal 2013. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
We derive approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 53% of our total revenues for fiscal 2015, 50% for fiscal 2014 and 49% for fiscal 2013.

Most of our customer support agreements are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed. In addition, in conjunction with our current business transformation and operational performance initiatives, we are evaluating the pricing and competitiveness of our maintenance and support costs to our customers. Our objective is to minimize the overall financial impact of such potential changes by replacing reduced revenue streams with additional sales of our software and services. However, if we reduce the price of our annual maintenance and support agreements to our customers without replacing this reduced revenue stream with sales of other software products or services, it could have a material adverse impact on our results of operations.
The gross margin of our services revenue was 75.4% for fiscal 2015 and for fiscal 2014, and 74.6% for fiscal 2013. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.1% for fiscal 2015 and for fiscal 2014, and 98.9% for fiscal 2013. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 43% of our total revenue for fiscal 2015 and fiscal 2014 and 42% for fiscal 2013. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2014, our software revenue would have been higher by $7.1 million, our services revenue would have been higher by $5.7 million, our cost of sales would have been higher by $1.2 million and our operating expenses would have been higher by $5.7 million from non-U.S. operations for fiscal 2015.

Using the average foreign currency exchange rates from fiscal 2013, our software revenue would have been lower by $0.1 million, our services revenue would have been higher by $1.4 million, our cost of sales would have been higher by $0.4 million and our operating expenses would have been higher by $1.8 million from non-U.S. operations for fiscal 2014.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.1 million in fiscal 2015, $0.3 million in fiscal 2014, and net foreign currency transaction losses of $0.3 million in fiscal 2013.
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
Our software licenses typically provide for a perpetual right to use our software and are sold on a per-copy basis, on a per terabyte capacity basis as a solution set or as site licenses. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. We recognize software revenue through direct sales channels upon receipt of a purchase order or other persuasive evidence and when the other three basic revenue recognition criteria are met as described in the revenue recognition section in Note 2 of our “Notes to Consolidated Financial Statements.” We recognize software revenue through all indirect sales channels on a sell-through model. A sell-through model requires that we recognize revenue when the basic revenue recognition criteria are met and these channels complete the sale of our software products to the end-user. Revenue from software licenses sold through an original equipment manufacturer partner is recognized upon the receipt of a royalty report or purchase order from that original equipment manufacturer partner.
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
Stock-Based Compensation
As of March 31, 2015, we maintain two stock incentive plans, which are described more fully in Note 8 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation for all share-based payment awards is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are estimated based on a historical analysis of our actual stock award forfeitures. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.
We incorporate our historical data into the expected term calculation for stock options granted. As a result, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises. Expected volatility is calculated based on a blended approach that includes the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures.
The assumptions used in the Black-Scholes option-pricing model in the fiscal years ended March 31, 2015 and 2014 are as follows:

	Year Ended March 31,
	2015	2014
Dividend yield	None	None
Expected volatility	41% - 47%	42% - 47%
Weighted average expected volatility	46%	45%
Risk-free interest rates	1.22% - 2.18%	0.70% - 2.11%
Weighted average expected life (in years)	5.7	6.9
The weighted average fair value of stock options granted was $20.16 per option during the year ended March 31, 2015 and $41.70 per option during the year ended March 31, 2014. In addition, the weighted average fair value of restricted stock units awarded was $46.69 per share during the year ended March 31, 2015 and $84.66 per share during the year ended March 31, 2014.

As of March 31, 2015, there was approximately $123.0 million of unrecognized stock-based compensation expense related to all of the Company's employee stock plans, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.55 years. The intrinsic value of the options outstanding as of March 31, 2015 was $81.1 million, of which $80.7 million related to vested options and $0.4 million related to unvested options. We anticipate that future grants under our stock incentive plans will include both non-qualified stock options and restricted stock units.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2015, we had net deferred tax assets of approximately $41.0 million, which were primarily related to stock-based compensation, deferred revenue and federal and state research tax credit carryforwards. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. As of March 31, 2015, we maintain a valuation allowance against our deferred tax assets totaling $1.3 million. All of the valuation allowance we have recorded at March 31, 2015 is against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.
At March 31, 2015, we have federal and state research tax credit ("R&D") carryforwards of approximately $2.6 million and $4.2 million, respectively. The federal research tax credit carryforwards expire from 2025 through 2035, and the state research tax credit carryforwards expire from 2016 through 2023. At March 31, 2015, we have federal Alternative Minimum Tax credit carryforwards of $1.1 million.
As of March 31, 2015, we had unrecognized tax benefits of $2.0 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term liabilities in the Consolidated Balance Sheet based on when we expect each of the items to be settled. However, unrecognized tax benefits which are related to a Deferred Tax Asset recorded in the Consolidated Balance Sheet are presented as a reduction against the related Deferred Tax Asset. Accordingly, unrecognized tax benefits and the related accrued interest and penalties totaling $1.6 million are recorded as Other Liabilities on the Consolidated Balance Sheet. We also have unrecognized tax benefits and related accrued interest and penalties totaling $0.8 million as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet. We believe that it is reasonably possible that approximately $0.1 million of our currently remaining unrecognized tax benefits may be realized by the end of fiscal 2016 as a result of the lapse of the statute of limitations.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. Our French branch of our Netherland's subsidiary is currently under audit for the fiscal years ended March 31, 2004 through March 31, 2014 by the French tax authorities. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2015. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2005 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2004 - Present
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

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding numbers in column may not sum to totals):

	Year Ended March 31,
	2015	2014	2013
Revenues:
Software	47%	50%	51%
Services	53%	50%	49%
Total revenues	100%	100%	100%
Cost of revenues:
Software	—%	—%	1%
Services	13%	12%	13%
Total cost of revenues	14%	13%	13%
Gross margin	86%	87%	87%
Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014
Revenues
Total revenues increased $21.2 million, or 4%, from $586.3 million in fiscal 2014 to $607.5 million in fiscal 2015.
Software Revenue.    Software revenue decreased $11.2 million, or 4%, from $294.4 million in fiscal 2014 to $283.3 million in fiscal 2015. Software revenue represented 47% of our total revenues in fiscal 2015 compared to 50% in fiscal 2014.
The overall decrease in software revenue was primarily driven by a decline in the number of enterprise software transactions (transactions greater than $0.1 million), which decreased by $9.3 million, or 6% in fiscal 2015 compared to fiscal 2014. Enterprise software transactions represented approximately 56% and 57% of our software revenue in fiscal 2015 and fiscal 2014, respectively. The decrease in enterprise software transactions is due to a 9% decrease in the number of transactions of this type partially offset by a 3% increase in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $281,000 in fiscal 2015 and approximately $272,000 in fiscal 2014. Software revenue derived from transactions less than $0.1 million decreased $1.8 million, or 1%, in fiscal 2015 compared to fiscal 2014.
We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 61%, 27% and 12% of total software revenue, respectively, for the fiscal year ended March 31, 2015. The year over year growth (decline) of Software Revenue in the Americas, EMEA and APAC was (6%), (4%) and 9%, respectively, resulting in consolidated Software Revenue decline of 4%.
Software revenue growth for the fiscal year ended March 31, 2015 in the Americas was impacted by lower productivity in our Americas sales organization which resulted in a decline in both enterprise transactions and non-enterprise transactions during fiscal 2015 compared to fiscal 2014. The decrease in enterprise transactions was a result of a decline in the number of enterprise transactions partially offset by a modest increase the average dollar amount of enterprise transactions. The decline in EMEA software revenue was primarily the result of changes in foreign exchange rates as the U.S. dollar strengthened significantly against the Euro and British pound sterling. Using average foreign exchange rates from fiscal 2014, fiscal 2015 EMEA software revenue increased 2% compared to an actual reported EMEA software revenue decline of 4%. APAC software revenue growth was positively impacted by a year over year increase in enterprise transaction revenue due to a significant increase in the average dollar value of such transactions. The overall increase in APAC software revenue was also partially offset by a strengthening of the U.S. dollar. Using average foreign exchange rates from fiscal 2014, fiscal 2015 APAC software revenue increased 13% compared to an actual reported APAC software revenue increase of 9%. Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $23.1 million, or 9% in fiscal 2015 compared to fiscal 2014, and software revenue through our direct sales force increased $12.0 million, or 32% in fiscal 2015 compared to fiscal 2014. For additional discussion on software revenue derived from our direct sales force see the “Sources of Revenue” section.

Services Revenue.    Services revenue increased $32.4 million, or 11%, from $291.9 million in fiscal 2014 to $324.3 million in fiscal 2015. Services revenue represented 53% of our total revenues in fiscal 2015 compared to 50% in fiscal 2014. The increase in services revenue is primarily due to a $32.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $7.8 million, or 10%, from $74.3 million in fiscal 2014 to $82.1 million in fiscal 2015. Total cost of revenues represented 14% and 13% of our total revenues in fiscal 2015 and fiscal 2014, respectively.
Cost of Software Revenue.    Cost of software revenue decreased approximately $0.1 million from $2.6 million in fiscal 2014 to $2.4 million in fiscal 2015. Cost of software revenue represented 1% of our total software revenue in both fiscal 2015 and fiscal 2014.
Cost of Services Revenue.    Cost of services revenue increased $7.9 million, or 11%, from $71.7 million in fiscal 2014 to $79.6 million in fiscal 2015. Cost of services revenue represented 25% of our services revenue in both fiscal 2015 and fiscal 2014.
Operating Expenses
Sales and Marketing.    Sales and marketing expenses increased $52.7 million, or 19%, from $283.3 million in fiscal 2014 to $336.0 million in fiscal 2015. The increase is primarily due to a $36.2 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $6.0 million increase in stock-based compensation expenses and a $3.3 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana products. Sales and marketing expenses as a percentage of total revenues increased to 55% in fiscal 2015 compared to 48% in fiscal 2014, primarily due to higher compensation costs as a percentage of total revenues related to our field sales teams.
Research and Development.    Research and development expenses increased $9.0 million, or 16%, from $55.1 million in fiscal 2014 to $64.1 million in fiscal 2015. The increase is primarily due to higher compensation and related expenses resulting from the expansion of our engineering group totaling approximately $7.6 million. The increase in research and development also includes a $1.4 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues increased to 11% in fiscal 2015 compared to 9% in fiscal 2014. Investing in research and development has been a priority for CommVault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.    General and administrative expenses increased $11.0 million, or 16%, from $67.1 million in fiscal 2014 to $78.1 million in fiscal 2015. This increase is primarily due to expenses of $3.6 million associated with the move of our corporate headquarters, a $2.6 million increase in employee and related compensation due to higher headcount, and a $2.6 million increase in stock-based compensation expenses. General and administrative expenses in fiscal 2015 also includes $0.1 million of net foreign currency transaction gains compared to $0.3 million of net foreign currency transaction gains recognized in general and administrative expenses in fiscal 2014. General and administrative expenses as a percentage of total revenues increased to 13% in fiscal 2015 compared to 11% in fiscal 2014.
Depreciation and Amortization.    Depreciation expense increased $2.4 million, from $6.1 million in fiscal 2014 to $8.5 million in fiscal 2015. The increase in depreciation expense is the result of the move to our new corporate campus headquarters. We expect depreciation expenses associated with our new headquarters to total approximately $4.5 million on an annual basis. During the fiscal 2015, we recorded $0.6 million of accelerated depreciation for leasehold improvements associated with our previous headquarters location.
Interest Expense
Interest expense was $0.7 million in fiscal 2015, relating to the amortization of debt issuance costs and commitment fees related to our Revolving Credit Facility. If we were to borrow against the facility in the future we would incur additional interest expense.
Interest Income
Interest income decreased $0.1 million, from $0.9 million in fiscal 2014 to $0.8 million in fiscal 2015. The decrease in interest income is primarily due to decreased yield on our investment portfolio.

Income Tax Expense
Income tax expense was $13.2 million in fiscal 2015 compared to $37.2 million in fiscal 2014. The effective tax rate in fiscal 2015 was 34% as compared to 37% in fiscal 2014. In fiscal 2015, the effective tax rate is lower than the statutory rate due to the impact of domestic production deduction, foreign tax credits and release of reserves, partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.
In fiscal 2014, the effective tax rate approximated the statutory rate but was benefited by the impact of domestic production deduction, foreign tax credits and release of reserves, which were offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. Additionally, the research and development credit expired on December 31, 2013; therefore, the effective tax rate only reflects nine months of a benefit.

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

We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 63%, 27% and 10% of total software revenue, respectively, for the fiscal year ended March 31, 2014. The year over year growth of software revenue in the Americas, EMEA and APAC was 13%, 39% and 1%, respectively, resulting in consolidated software revenue growth of 17%. Software revenue growth for the fiscal year ended March 31, 2014 in the Americas relative to our consolidated software revenue growth was negatively impacted by lower close rates on enterprise transactions, particularly in the fourth quarter, as well as sales team understaffing throughout the fiscal year. EMEA software revenue was positively impacted by a sales team realignment which drove increased traction in the European enterprise market. APAC software revenue growth was adversely impacted by a year over year decline in enterprise transaction revenue, primarily in Australia due to a decline in the average dollar value of such transactions. Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

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

Services Revenue.  Services revenue increased $47.6 million, or 19%, from $244.3 million in fiscal 2013 to $291.9 million in fiscal 2014. Services revenue represented 50% of our total revenues in fiscal 2014 compared to 49% in fiscal 2013. The increase in services revenue is primarily due to a $40.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.

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
Income Tax Expense

Income tax expense was $37.2 million in fiscal 2014 compared to $28.7 million in fiscal 2013.  The effective tax rate in fiscal 2014 was 37% as compared to 35% in fiscal 2013. In fiscal 2014, the effective tax rate approximated the statutory rate but was benefited by the impact of domestic production deduction, foreign tax credits and release of reserves, which were offset by state income taxes and permanent differences in both the United States and foreign jurisdictions. Additionally, the research and development credit expired on December 31, 2013; therefore, the effective tax rate only reflects nine months of a benefit.

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
Liquidity and Capital Resources
As of March 31, 2015, our cash and cash equivalents balance of $337.7 million primarily consisted of money market funds. In addition, we have approximately $49.9 million of short-term investments invested in U.S. Treasury Bills at March 31, 2015. In recent fiscal years, our principal sources of liquidity have been cash provided by operations.
As of March 31, 2015, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $115.2 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of March 31, 2015, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
There were no repurchases of our common stock during the three months ended March 31, 2015. During the year ended March 31, 2015, we repurchased $155.1 million of common stock, or 3.2 million shares, under our share repurchase program. As of May 8, 2015, there is $100.0 million remaining in the share repurchase program which expires on March 31, 2016. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
The primary business reason for our stock repurchase program is to reduce the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings. In fiscal 2015, we bought back approximately 7% of our common stock that was outstanding at the beginning of the fiscal year. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives.
At the fiscal 2013 Annual Meeting of Stockholders of the Company held on August 21, 2013, the Company’s stockholders approved the formation of the Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees the opportunity to become stockholders through the purchase of shares of the Company’s common stock. The ESPP is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25,000 of stock during any calendar year. Employees purchased 0.2 million shares in exchange for $7.9 million of proceeds in fiscal 2015.

Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Net cash provided by operating activities	$123,847	$119,137	$112,683
Net cash used in investing activities	(90,041)	(90,158)	(15,832)
Net cash provided by (used in) financing activities	(133,640)	(4,078)	41,208
Effects of exchange rate — changes in cash	(20,226)	(1,132)	(1,183)
Net increase in cash and cash equivalents	$(120,060)	$23,769	$136,876
Net cash provided by operating activities was $123.8 million in fiscal 2015, $119.1 million in fiscal 2014 and $112.7 million in fiscal 2013. In fiscal 2015, cash generated by operating activities was primarily due to net income adjusted for impact of non-cash charges, and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed customer base. In both fiscal 2014 and fiscal 2013, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue; and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues and timing of cash receipts.
Net cash used in investing activities was $90.0 million in fiscal 2015, $90.2 million in fiscal 2014 and $15.8 million in fiscal 2013. In fiscal 2015, cash used in investing activities was due to the purchase of property and equipment in the amounts of $59.3 million for purchases relating to our new corporate campus headquarters and $5.8 million of capital expenditures as we continue to invest in and enhance our global infrastructure. We also made net purchases of short-term investments of U.S. Treasury Bills of $25.0 million. In fiscal 2014, cash used in investing activities was due to the purchase of property and equipment in the amounts of $62.2 million for purchases relating to our new corporate campus headquarters and $4.9 million of capital expenditures. We also made net purchases of short-term investments of $23.0 million. In fiscal 2013, cash used in investing activities was due to the purchase of property and equipment in the amounts of $9.2 million for purchases relating to our new corporate campus headquarters and $7.8 million of capital expenditures due to growth in our business. These increases were partially offset by net proceeds from the maturity of short-term investments of $1.2 million.
Net cash provided by (used in) financing activities was $(133.6) million in fiscal 2015, $(4.1) million in fiscal 2014 and $41.2 million in fiscal 2013. The cash used in financing activities in fiscal 2015 was primarily due to $155.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $17.7 million of proceeds from the exercise of stock options and the employee stock purchase plan and $5.1 million of excess tax benefits related to employee stock-based compensation. The cash used by financing activities in fiscal 2014 was due to $50.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $28.3 million of excess tax benefits related to employee stock-based compensation and $17.6 million of proceeds from the exercise of stock options. The cash provided by financing activities in fiscal 2013 was due to $23.1 million of excess tax benefits related to employee stock based compensation and $18.1 million of proceeds from the exercise of stock options.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2015	2014	2013
Cash used for repurchases (in thousands)	$155,125	$50,030	$—
Shares repurchased (in thousands)	3,171	775	—
Average price per share	$48.92	$64.54	$—

Working capital decreased $103.4 million from $387.0 million as of March 31, 2014 to $283.6 million as of March 31, 2015. The decrease in working capital is primarily due to a $95.1 million decrease in cash and short-term investments and an $18.2 million increase in short-term deferred revenue. These decreases were partially offset by an $8.8 million increase in prepaid expenses which was primarily related to an increase in income taxes receivable. The decrease in cash and short-term investments is primarily due to repurchases of our common stock under our repurchase program and purchases relating to our new corporate headquarters offset by cash generated from operations. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base.

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
The following table summarizes our obligations as of March 31, 2015 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$27,596	$8,762	$8,820	$6,529	$3,485
Purchase obligations	13,428	9,286	3,888	254	—
Total	$41,024	$18,048	$12,708	$6,783	$3,485
We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to marketing and software development services, IT infrastructure costs and costs associated with the construction of our corporate campus headquarters. The contractual obligations table above excludes unrecognized tax benefits, plus related interest and penalties totaling $2.0 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $2.0 million is classified as long-term in our Consolidated Balance Sheet as of March 31, 2015 as none of these obligations are anticipated to be paid within one year from April 1, 2015.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues was $1.8 million in fiscal 2015 and $1.4 million in fiscal 2014.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2015 and 2014, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do have approximately $250,000 of letters of credit outstanding.

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
Interest Rate Risk
As of March 31, 2015, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 43% of our sales were outside the United States in fiscal 2015 and fiscal 2014. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $6.0 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of $0.1 million and $0.3 million in fiscal 2015 and fiscal 2014, respectively, and net foreign currency transaction losses of $0.3 million in fiscal 2013. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of March 31, 2015 and March 31, 2014, we did not have any forward contracts outstanding. We recorded net realized gains in general and administrative expenses of less than $0.1 million in fiscal 2015 and net realized losses of $0.1 million in fiscal 2014 and $0.2 million in fiscal 2013. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8.	Financial Statements and Supplementary Data
CommVault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
CommVault Systems, Inc.

We have audited the accompanying consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. at March 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects in the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CommVault Systems, Inc.’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 8, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young
MetroPark, New Jersey
May 8, 2015

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$337,673	$457,733
Short-term investments	49,936	24,976
Trade accounts receivable, less allowance for doubtful accounts of $104 and $111 at March 31, 2015 and 2014, respectively	117,716	118,527
Prepaid expenses and other current assets	20,084	11,329
Deferred tax assets, net	16,142	17,966
Total current assets	541,551	630,531
Deferred tax assets, net	24,903	28,737
Property and equipment, net	140,208	88,901
Other assets	6,804	7,215
Total assets	$713,466	$755,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$860	$1,218
Accrued liabilities	72,757	76,166
Deferred revenue	184,312	166,143
Total current liabilities	257,929	243,527
Deferred revenue, less current portion	45,423	43,432
Other liabilities	3,104	5,847
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 45,122 shares and 47,094 shares issued and outstanding at March 31, 2015 and 2014, respectively	451	471
Additional paid-in capital	539,565	481,083
Accumulated deficit	(125,502)	(18,059)
Accumulated other comprehensive loss	(7,504)	(917)
Total stockholders’ equity	407,010	462,578
Total liabilities and stockholders’ equity	$713,466	$755,384

CommVault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013
Revenues:
Software	$283,254	$294,411	$251,508
Services	324,289	291,929	244,342
Total revenues	607,543	586,340	495,850
Cost of revenues:
Software	2,442	2,588	2,863
Services	79,626	71,713	62,089
Total cost of revenues	82,068	74,301	64,952
Gross margin	525,475	512,039	430,898
Operating expenses:
Sales and marketing	335,980	283,304	247,696
Research and development	64,143	55,134	47,356
General and administrative	78,063	67,106	50,119
Depreciation and amortization	8,505	6,075	4,832
Total operating expenses	486,691	411,619	350,003

Income from operations	38,784	100,420	80,895
Interest expense	(665)	—	—
Interest income	773	890	1,059
Income before income taxes	38,892	101,310	81,954
Income tax expense	13,242	37,246	28,745
Net income	$25,650	$64,064	$53,209
Net income per common share:
Basic	$0.56	$1.36	$1.17
Diluted	$0.54	$1.29	$1.10
Weighted average common shares outstanding:
Basic	45,464	46,976	45,463
Diluted	47,222	49,642	48,330

CommVault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013
Net income	$25,650	$64,064	$53,209
Other comprehensive loss:
Foreign currency translation adjustment	(6,587)	(628)	(528)
Comprehensive income	$19,063	$63,436	52,681

CommVault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2012	44,594	$446	$320,438	$(91,139)	$239	$229,984
Stock-based compensation			30,098			30,098
Tax benefits relating to share-based payments			23,126			23,126
Share issuances related to stock-based payments	1,803	18	18,110			18,128
Repurchase of common stock						—
Net income				53,209		53,209
Other comprehensive income (loss)					(528)	(528)
Balance at March 31, 2013	46,397	464	391,772	(37,930)	(289)	354,017
Stock-based compensation			49,124			49,124
Tax benefits relating to share-based payments			28,416			28,416
Share issuances related to stock-based payments	1,472	15	17,600			17,615
Repurchase of common stock	(775)	(8)	(5,829)	(44,193)		(50,030)
Net income				64,064		64,064
Other comprehensive income (loss)					(628)	(628)
Balance at March 31, 2014	47,094	471	481,083	(18,059)	(917)	462,578
Stock-based compensation			60,663			60,663
Tax benefits relating to share-based payments			2,141			2,141
Share issuances related to stock-based payments	1,199	12	17,678			17,690
Repurchase of common stock	(3,171)	(32)	(22,000)	(133,093)		(155,125)
Net income				25,650		25,650
Other comprehensive income (loss)					(6,587)	(6,587)
Balance at March 31, 2015	45,122	$451	$539,565	$(125,502)	$(7,504)	$407,010

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$25,650	$64,064	$53,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,046	6,207	4,939
Noncash stock-based compensation	60,663	49,124	30,098
Excess tax benefits from stock-based compensation	(5,057)	(28,337)	(23,080)
Deferred income taxes	4,072	(6,430)	(2,094)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,581)	(33,482)	(17,939)
Prepaid expenses and other current assets	(11,907)	3,948	(2,684)
Other assets	1,229	(160)	(1,844)
Accounts payable	(267)	(2,695)	2,036
Accrued liabilities	13,221	43,187	32,358
Deferred revenue	35,818	25,156	38,041
Other liabilities	(2,040)	(1,445)	(357)
Net cash provided by operating activities	123,847	119,137	112,683
Cash flows from investing activities
Purchase of short-term investments	(68,933)	(28,976)	(1,948)
Proceeds from maturity of short-term investments	43,973	5,948	3,146
Purchases for corporate campus headquarters	(59,297)	(62,214)	(9,209)
Purchase of property and equipment	(5,784)	(4,916)	(7,821)
Net cash used in investing activities	(90,041)	(90,158)	(15,832)
Cash flows from financing activities
Repurchase of common stock	(155,125)	(50,030)	—
Debt issuance costs	(1,262)	—	—
Proceeds from the exercise of stock options and the Employee Stock Purchase Plan	17,690	17,615	18,128
Excess tax benefits from stock-based compensation	5,057	28,337	23,080
Net cash provided by (used in) financing activities	(133,640)	(4,078)	41,208
Effects of exchange rate — changes in cash	(20,226)	(1,132)	(1,183)
Net increase (decrease) in cash and cash equivalents	(120,060)	23,769	136,876
Cash and cash equivalents at beginning of year	457,733	433,964	297,088
Cash and cash equivalents at end of year	$337,673	$457,733	$433,964

Supplemental disclosures of cash flow information
Interest paid	$475	$—	$—
Income taxes paid	$15,590	$12,442	$5,612
Purchases for corporate campus headquarters in accounts payable and accrued liabilities	$2,111	$6,805	$953

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
The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.

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
The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2015	2014	2013
Net income	$25,650	$64,064	$53,209
Basic net income per common share:
Basic weighted average shares outstanding	45,464	46,976	45,463
Basic net income per common share	$0.56	$1.36	$1.17
Diluted net income per common share:
Basic weighted average shares outstanding	45,464	46,976	45,463
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	1,758	2,666	2,867
Diluted weighted average shares outstanding	47,222	49,642	48,330
Diluted net income per common share	$0.54	$1.29	$1.10

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2015	2014	2013
Stock options, restricted stock units, and shares under the employee stock purchase plan	3,136	964	554
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
Accounting for Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2015, the Company had net deferred tax assets of approximately $41,045, which were primarily related to stock-based compensation, deferred revenue, and federal and state research tax credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of March 31, 2015, the Company maintains a valuation allowance against its deferred tax assets totaling $1,343 primarily related to the uncertainty of the Company’s ability to utilize New Jersey state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable.
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
As of March 31, 2015, the Company had unrecognized tax benefits of $2,005, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $401 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. However, unrecognized tax benefits which are related to a Deferred Tax Asset recorded in the Consolidated Balance Sheet are presented as a reduction against the related Deferred Tax Asset.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2015, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 36%, 31% and 29% of total revenues for the years ended March 31, 2015, 2014 and 2013, respectively. Arrow accounted for approximately 41% of total accounts receivable as of March 31, 2015 and 2014, respectively.

The Company has an original equipment manufacturer agreement with Hitachi Data Systems (“HDS”) for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. HDS accounted for 10% of total revenues for the year ended March 31, 2015. HDS accounted for 11% of total accounts receivable as of March 31, 2015.

Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2015 and 2014, the Company’s short-term investments balance consisted of U.S. Treasury Bills.
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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2015 and March 31, 2014:

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$204,939	—	—	$204,939
Short-term investments	—	$49,955	—	$49,955

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$326,952	—	—	$326,952
Short-term investments	—	$24,993	—	$24,993
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets. The depreciable assets that comprise the Company's owned headquarters classified as Buildings are being depreciated over lives ranging from ten to sixty years. Computer and related equipment is generally depreciated over eighteen months to three years and furniture and fixtures are generally depreciated over three to twelve years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease. Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Asset Retirement Obligation
A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. The Company maintains certain office space for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $687 as of March 31, 2015 and $577 as of March 31, 2014.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value would be determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2015, 2014 and 2013.
Deferred Revenue
Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements, and billings for other professional services fees that have not yet been performed by the Company and receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.
Deferred revenue consists of the following:

	March 31,
	2015	2014
Current:
Deferred software revenue	$1,305	$666
Deferred services revenue	183,007	165,477
	184,312	166,143
Non-current:
Deferred services revenue	$45,423	$43,432
Total Deferred Revenue	229,735	209,575
Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the date of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards.
The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing item cash inflow with a corresponding operating cash outflow. For the years ended March 31, 2015, 2014 and 2013, the Company included $5,057, $28,337, and $23,080, respectively, as a financing cash inflow.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Share Repurchases
The Company considers all shares repurchased as canceled shares restored to the status of authorized but unissued shares on the trade date. The aggregate purchase price of the shares of the Company’s common stock repurchased is reflected as a reduction to Stockholders’ Equity. The Company accounts for shares repurchased as an adjustment to common stock (at par value) with the excess repurchase price allocated between Additional Paid-in Capital and Accumulated Deficit. As a result of the Company’s stock repurchases in the fiscal year ended March 31, 2015, the Company reduced common stock and additional paid-in capital by $22,032 and increased accumulated deficit by $133,093.
Sales Tax
The Company records revenue net of sales tax.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $5,401, $6,174, and $4,646 for the years ended March 31, 2015, 2014 and 2013, respectively.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction gains of $127 and $324 and net foreign currency transaction losses $275 in the years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one month to three months. As of March 31, 2015 and March 31, 2014, the Company did not have any forward contracts outstanding. The Company recorded net realized gains in general and administrative expenses of $33 in fiscal 2015 and net realized losses of $82 in fiscal 2014 and $152 in fiscal 2013 related to the settlement of a forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.
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
3.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2015	2014
Land	$9,445	$—
Buildings	102,880	—
Computers, servers and other equipment	33,914	27,827
Furniture and fixtures	14,399	2,409
Leasehold improvements	4,621	8,911
Purchased software	2,463	2,291
Construction in process	619	79,182
	168,341	120,620
Less: Accumulated depreciation and amortization	(28,133)	(31,719)
	$140,208	$88,901
During fiscal 2015, the Company completed its move to a new owned corporate campus headquarters located in Tinton Falls, New Jersey. In connection with the move, the Company recorded accelerated depreciation on leasehold improvements associated with the prior headquarters location of $550 in fiscal 2015. As of March 31, 2015, the Company also had a lease termination liability of $1,242 related to rent and related costs associated with the prior headquarters location with is leased through July 31, 2015.
The Company recorded depreciation and amortization expense of $8,856, $6,207, and $4,939 for the years ended March 31, 2015, 2014 and 2013, respectively.
4.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2015	2014
Compensation and related payroll taxes	$38,518	$35,813
Other	34,239	40,353
	$72,757	$76,166

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

5.     Commitments and Contingencies
Leases
The Company leases various office facilities under non-cancelable leases, which expire on various dates through April 2022. Future minimum lease payments under all operating leases at March 31, 2015 are as follows:

Year Ending March 31,
2016	$8,762
2017	4,827
2018	3,993
2019	3,379
2020 and thereafter	6,635
$27,596
Rent expenses were $10,845, $11,405, and $10,037 for the years ended March 31, 2015, 2014 and 2013, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.
Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2015 are approximately $9,286 for fiscal 2016, $2,759 for fiscal 2017, $1,129 for fiscal 2018 and $254 for fiscal 2019, totaling $13,428 for all periods through fiscal 2019. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services and the construction of the Company’s corporate campus headquarters.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $1,768 in fiscal 2015, $1,350 in fiscal 2014 and $2,081 in fiscal 2013.
Indemnifications

The Company offers a 90-day limited product warranty for its software. To date, costs related to this product warranty have not been material.

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2015, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, the Chief Executive Officer and the Chief Financial Officer. The case is captioned In re CommVault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. Defendants plan to file their motion to dismiss the complaint on May 26, 2015. At this time, the Company is unable to predict the outcome of this matter and cannot currently estimate a range of any possible losses that it may experience. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on its financial condition, results of operations, or cash flows. As of March 31, 2015 the Company has not recorded a reserve for this matter.
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

6.     Revolving Credit Facility

On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of March 31, 2015, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.

The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at March 31, 2015 were $1,072. The amortization of debt issuance costs was $190 for year ended March 31, 2015 and is included in Interest expense.
7.     Capitalization
As of March 31, 2015 and 2014, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2015 and 2014 there were no shares of preferred stock outstanding.
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

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Common Stock
The Company had 45,122 and 47,094 shares of common stock, par value $0.01, outstanding at March 31, 2015 and March 31, 2014, respectively.

During fiscal 2015, the Company repurchased $155,125 of common stock, or 3,171 shares, under its share repurchase program. As of March 31, 2015, $100,002 remained in the stock repurchase authorization.
Shares Reserved for Issuance
The Company has reserved 11,059 shares in connection with its Stock Plans discussed in Note 8 at March 31, 2015.
8.     Stock Plans
As of March 31, 2015, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2015, there were 572 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of March 31, 2015, approximately 757 shares were available for future issuance under the LTIP.
As of March 31, 2015, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. However, from time to time the company grants equity awards that vest between one and three years. The Company anticipates that future grants under its stock incentive plans will continue to include both non-qualified stock options and restricted stock units.
The Company estimated the fair value of stock options granted using the Black-Scholes formula. The Company’s calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics would be exercised based on the Company’s historical data. In determining expected life, the Company separates employees into groups that have historically exhibited similar behavior with regard to option exercises.    Expected volatility is calculated based on a blended approach that included the implied volatility of the Company’s traded options with a remaining maturity greater than six months and the historical realized volatility of the Company’s common stock. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures.
As of March 31, 2015, there was approximately $122,977 of unrecognized stock-based compensation expense related to all of the Company's employee stock plans, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.55 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2015	2014	2013
Dividend yield	None	None	None
Expected volatility	41% - 47%	42% - 47%	45% - 50%
Weighted average expected volatility	46%	45%	47%
Risk-free interest rates	1.22% - 2.18%	0.70% - 2.11%	0.60% - 1.40%
Weighted average expected life (in years)	5.7	6.9	6.2
The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2012 to March 31, 2015:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	6,656	$19.19
Options granted	1,289	60.07
Options exercised	(1,361)	13.32
Options forfeited	(129)	35.11
Options expired	(16)	11.24
Outstanding at March 31, 2013	6,439	28.31
Options granted	1,035	85.91
Options exercised	(999)	17.62
Options forfeited	(87)	50.05
Options expired	—	—
Outstanding at March 31, 2014	6,388	39.03
Options granted	1,107	46.16
Options exercised	(504)	19.44
Options forfeited	(159)	65.93
Options expired	(27)	68.84
Outstanding at March 31, 2015	6,805	$40.89	6.07	$81,082
Vested or expected to vest at March 31, 2015	6,722	$40.55	6.01	$81,079
Exercisable at March 31, 2015	4,349	$30.00	4.62	$80,671
The weighted average fair value of stock options granted was $20.16 per share, $41.70 per share, and $27.28 per share during the years ended March 31, 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised was $15,069, $59,509, and $65,973 in the years ended March 31, 2015, 2014 and 2013, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2015:

Range of Exercise Prices	Options Outstanding at March 31, 2015	Weighted-Average		Options Exercisable at March 31, 2015	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price
$ 4.50 - 13.81	1,562	2.22	$9.63	1,562	$9.63
14.25 - 41.55	2,097	5.33	30.42	1,922	29.42
43.30 - 56.57	1,923	8.55	50.44	499	55.84
58.25 - 86.64	387	8.11	76.34	97	78.03
87.20	836	8.42	87.20	269	87.20
$ 4.50 - 87.20	6,805	6.07	$40.89	4,349	$30.00
Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2012	1,113	$33.24
Granted	613	57.01
Vested	(442)	29.79
Forfeited	(86)	37.49
Non-vested as of March 31, 2013	1,198	46.45
Granted	562	84.66
Vested	(473)	42.11
Forfeited	(85)	53.57
Non-vested as of March 31, 2014	1,202	65.63
Granted	791	46.69
Vested	(491)	59.22
Forfeited	(114)	63.70
Non-vested as of March 31, 2015	1,388	$57.04
The total fair value of the restricted stock units that vested during the years ended March 31, 2015, 2014 and 2013 was $24,592, $37,584 and $25,649, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2015, 2014 and 2013.

	Year Ended March 31,
	2015	2014	2013
Cost of services revenue	$2,930	$1,428	$963
Sales and marketing	26,853	20,813	13,508
Research and development	5,908	4,512	3,020
General and administrative	24,972	22,371	12,607
Stock-based compensation expense	$60,663	$49,124	$30,098
The Company recognized a tax benefit related to stock-based compensation of $18,570 in the year ended March 31, 2015, $15,940 in the year ended March 31, 2014 and $8,901 in the year ended March 31, 2013.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Performance Based Awards
On March 31, 2015, the Company’s CEO was granted 46 performance stock options (“PSO”) and 24 performance restricted stock units (“PSU”). The vesting of these awards is contingent upon the Company meeting certain fiscal 2016 revenue and earnings targets. The PSOs only vest if the Company meets a threshold against fiscal 2016 revenue and earnings targets. The amount of PSUs that can ultimately vest is based on a sliding scale of achievement against fiscal 2016 revenue and earnings targets. The PSOs and PSUs are also subject to a service period of approximately 3.5 years, vesting quarterly over this period, subject to a cumulative vesting catch-up after the fiscal 2016 results measurement date.
The fair value of the PSOs and PSUs was measured in the same manner as the Company’s non-performance based awards. Compensation cost related to the PSOs and PSUs is recognized on a straight-line basis over the 3.5 year service period. The fair value of the PSO and PSU grants was $1,012 and $1,041, respectively. These awards have not been included in the roll forwards above. The PSOs and PSUs are being accounted for as equity awards.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 204 shares in exchange for $7,906 of proceeds in fiscal 2015. There were no purchases in the prior year related to the plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for fiscal 2015 and 2014 was $2,960 and $395, respectively. The fiscal 2014 expense represents two months of the initial six month purchase period. As of March 31, 2015, there was approximately $902 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
9.     Income Taxes
The components of income before income taxes were as follows:

	Year Ended March 31,
	2015	2014	2013
Domestic	$28,048	$89,946	$72,650
Foreign	10,844	11,364	9,304
	$38,892	$101,310	$81,954

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2015	2014	2013
Current:
Federal	$1,777	$34,406	$23,537
State	2,533	4,063	2,238
Foreign	4,791	5,207	5,073
Deferred:
Federal	4,237	(5,453)	(1,107)
State	(24)	(616)	18
Foreign	(72)	(361)	(1,014)
	$13,242	$37,246	$28,745

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2015, 2014 and 2013 are as follows:

	Year Ended March 31,
	2015	2014	2013
Statutory federal income tax expense rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal income tax effect	3.0	2.5	2.5
Impact of limit on executive compensation	3.2	1.5	0.8
Foreign earnings taxed at different rates	1.0	0.7	0.4
Domestic permanent differences	4.1	0.3	1.1
Foreign tax credits	(2.8)	(1.3)	(1.4)
Research credits	(4.9)	(1.9)	(3.0)
Tax reserves	(5.3)	(0.8)	0.1
Other differences, net	0.7	0.8	(0.4)
Effective income tax expense	34.0%	36.8%	35.1%
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. The significant components of the Company’s deferred tax assets are as follows:

	March 31,
	2015	2014
Deferred tax assets:
Stock-based compensation	$30,561	$23,261
Deferred revenue	10,542	9,266
Tax credits	6,229	10,268
Accrued expenses	1,570	1,240
Allowance for doubtful accounts and other reserves	697	943
Net operating losses	26	724
Depreciation and amortization	—	2,383
Less: valuation allowance	(1,343)	(1,382)
Total deferred tax assets	48,282	46,703
Deferred tax liabilities:
Depreciation and amortization	(7,237)	—
Net deferred tax asset	$41,045	$46,703
At March 31, 2015 the Company maintained valuation allowances totaling $1,343 against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company based its valuation allowance on its estimates of taxable income by legal entity and the period over which its state research tax credits will be recoverable.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $18,659 on March 31, 2015.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $2,141 and $28,416 for the years ended March 31, 2015 and 2014, respectively.
At March 31, 2015, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $2,601 and $4,203, respectively. The federal research tax credit carryforwards expire from 2025 through 2035, and the state research tax credit carryforwards expire from 2016 through 2023. At March 31, 2015, the Company has federal Alternative Minimum Tax credit carryforwards of $1,149.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company's French branch of its Netherlands subsidiary is currently under audit for the fiscal years ended March 31, 2004 through March 31, 2014 by the French tax authorities. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2015. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2005 - Present
New Jersey	2002 - Present
Foreign jurisdictions	2004 - Present
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

Balance at March 31, 2012	$4,699
Additions for tax positions related to fiscal 2013	401
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	(511)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(19)
Balance at March 31, 2013	4,570
Additions for tax positions related to fiscal 2014	316
Additions for tax positions related to prior years	433
Settlements and effective settlements with tax authorities and remeasurements	(1,283)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	77
Balance at March 31, 2014	4,113
Additions for tax positions related to fiscal 2015	490
Additions for tax positions related to prior years	252
Settlements and effective settlements with tax authorities and remeasurements	(2,838)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(12)
Balance at March 31, 2015	$2,005

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

All of the Company’s unrecognized tax benefits at March 31, 2015 of $2,005, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.  Unrecognized tax benefits and the related accrued interest and penalties totaling $1,634 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $333 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $771 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $68 represents interest and penalties.
The Company believes that it is reasonably possible that approximately $76 of its currently remaining unrecognized tax benefits may be realized by the end of the fiscal year ending March 31, 2016 as a result of the lapse of the statute of limitations. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2015, 2014 and 2013, the Company recognized $224, $89 and $107, respectively, of interest and penalties in the Consolidated Statement of Income.
10.     Employee Benefit Plan
The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. During the years ended March 31, 2015, 2014 and 2013, the Company made contributions of $1,955, $1,451, and $1,132, respectively.
11.     Segment Information
The Company operates in one segment storage software solutions. The Company’s products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker (the “CODM”) is the chief executive officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography.
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2015	2014	2013
Revenue:
United States	$344,931	$333,700	$288,370
Other	262,612	252,640	207,480
	$607,543	$586,340	$495,850
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2015, 2014 and 2013. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2015	2014
Long-lived assets:
United States	$143,975	$89,523
Other	3,037	6,593
	$147,012	$96,116

At March 31, 2015 no other individual country, other than the United States, accounts for 10% or more of long-lived assets.

CommVault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

12.     Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2015
Total revenue	$152,643	$151,144	$153,021	$150,735
Gross margin	131,716	130,858	133,080	129,821
Net income	12,729	6,496	3,073	3,352
Net income per common share:
Basic (1)	$0.28	$0.14	$0.07	$0.07
Diluted (1)	$0.27	$0.14	$0.07	$0.07
	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2014
Total revenue	$134,408	$141,863	$153,250	$156,819
Gross margin	116,630	123,707	134,752	136,950
Net income	13,462	17,354	17,591	15,657
Net income per common share:
Basic (1)	$0.29	$0.37	$0.37	$0.33
Diluted (1)	$0.27	$0.35	$0.35	$0.32

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

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of CommVault Systems, Inc.

We have audited CommVault System, Inc.’s internal control over financial reporting as of March 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CommVault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CommVault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CommVault Systems, Inc. as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015 of CommVault Systems, Inc. and our report dated May 8, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young
MetroPark, New Jersey
May 8, 2015

Item 9B.	Other Information
Not applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2015. Information with respect to this Item is incorporated herein by reference from our 2015 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from our 2015 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2015 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2015 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans. The following information is as of March 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	8,263,000	$40.89	1,329,000
Equity compensation plans not approved by security holder	—	—	—
Totals	8,263,000	$40.89	1,329,000

(1)
Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan. These amounts do not include potentially issuable shares under the Employee Stock Purchase Plan. The company has reserved 2,796,000 shares for the future issuance of shares under the Employee Stock Purchase Plan.

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
Information with respect to this Item is incorporated herein by reference from our 2015 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2015 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2013, 2014 and 2015.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2013
Allowance for doubtful accounts	$97	$12	$6	$103
Valuation allowance for deferred taxes	$1,420	$—	$25	$1,395
Year Ended March 31, 2014
Allowance for doubtful accounts	$103	$8	$—	$111
Valuation allowance for deferred taxes	$1,395	$—	$13	$1,382
Year Ended March 31, 2015
Allowance for doubtful accounts	$111	$1	$8	$104
Valuation allowance for deferred taxes	$1,382	$(39)	$—	$1,343

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

3.2	Amended and Restated Bylaws of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated April 25, 2014).
3.3	Certification of Designation of Series A Junior Participating Preferred Stock of CommVault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated November 14, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2	Rights Agreement between CommVault Systems, Inc. and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated November 14, 2008).
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1*	CommVault Systems, Inc. 1996 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2*	Form of CommVault Systems, Inc. 2006 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.3*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.4*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
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

10.8*
Form of Corporate Change of Control Agreement between CommVault Systems, Inc. and Brian Carolan, and Ron Miiller (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.9*
Form of Indemnity Agreement between CommVault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).

10.10*
CommVault Systems, Inc. Employee Stock Purchase Plan dated December 9, 2013 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2014).

10.11
Revolving Credit Agreement dated June 30, 2014 among CommVault Systems, Inc. as the Borrower, certain subsidiaries of the Borrower Party hereto, as the Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders Party hereto (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-Q for the quarter ended June 30, 2014).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 8, 2015.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 8, 2015.

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