Form 10-Q
period 2015-06-30
COMMVAULT SYSTEMS INC
filed 2015-07-30
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2015, there were 45,482,252 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

CommVault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$350,469	$337,673
Short-term investments	60,884	49,936
Trade accounts receivable, less allowance for doubtful accounts of $135 at June 30, 2015 and $104 at March 31, 2015	93,135	117,716
Prepaid expenses and other current assets	23,403	20,084
Deferred tax assets, net	16,698	16,142
Total current assets	544,589	541,551
Deferred tax assets, net	26,087	24,903
Property and equipment, net	139,243	140,208
Other assets	7,633	6,804
Total assets	$717,552	$713,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$520	$860
Accrued liabilities	57,934	72,757
Deferred revenue	184,495	184,312
Total current liabilities	242,949	257,929
Deferred revenue, less current portion	47,184	45,423
Other liabilities	3,223	3,104
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2015 and March 31, 2015	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,392 shares and 45,122 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	454	451
Additional paid-in capital	557,284	539,565
Accumulated deficit	(126,802)	(125,502)
Accumulated other comprehensive loss	(6,740)	(7,504)
Total stockholders’ equity	424,196	407,010
Total liabilities and stockholders’ equity	$717,552	$713,466
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Software	$56,493	$72,058
Services	82,630	80,585
Total revenues	139,123	152,643
Cost of revenues:
Software	537	590
Services	20,010	20,337
Total cost of revenues	20,547	20,927
Gross margin	118,576	131,716
Operating expenses:
Sales and marketing	85,782	80,311
Research and development	16,778	15,040
General and administrative	19,809	16,505
Depreciation and amortization	2,462	1,646
Total operating expenses	124,831	113,502
Income (loss) from operations	(6,255)	18,214
Interest expense	(224)	—
Interest income	181	195
Income (loss) before income taxes	(6,298)	18,409
Income tax expense (benefit)	(4,998)	5,680
Net income (loss)	$(1,300)	$12,729
Net income (loss) per common share:
Basic	$(0.03)	$0.28
Diluted	$(0.03)	$0.27
Weighted average common shares outstanding:
Basic	45,285	46,067
Diluted	45,285	47,875
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net income (loss)	$(1,300)	$12,729
Other comprehensive income:
Foreign currency translation adjustment	764	741
Comprehensive income (loss)	$(536)	$13,470
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2015	45,122	$451	$539,565	$(125,502)	$(7,504)	$407,010
Stock-based compensation			15,221			15,221
Tax benefits relating to stock-based payments			787			787
Share issuances related to stock-based compensation	270	3	1,711			1,714
Net loss				(1,300)		(1,300)
Other comprehensive income					764	764
Balance as of June 30, 2015	45,392	$454	$557,284	$(126,802)	$(6,740)	$424,196
See accompanying unaudited notes to consolidated financial statements

CommVault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,300)	$12,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,857	1,670
Noncash stock-based compensation	15,221	14,415
Excess tax benefits from stock-based compensation	(1,785)	(2,789)
Deferred income taxes	(1,446)	(323)
Changes in operating assets and liabilities:
Trade accounts receivable	25,762	18,136
Prepaid expenses and other current assets	(2,765)	537
Other assets	(870)	202
Accounts payable	(518)	195
Accrued liabilities	(13,048)	(11,220)
Deferred revenue	(250)	3,494
Other liabilities	39	(1,602)
Net cash provided by operating activities	21,897	35,444
Cash flows from investing activities
Purchase of short-term investments	(24,438)	(3,998)
Proceeds from maturity of short-term investments	13,490	4,000
Purchases for corporate campus headquarters	(2,111)	(18,160)
Purchase of property and equipment	(1,678)	(1,372)
Net cash used in investing activities	(14,737)	(19,530)
Cash flows from financing activities
Repurchase of common stock	—	(105,085)
Debt issuance costs	—	(1,081)
Proceeds from the exercise of stock options and the Employee Stock Purchase Plan	1,714	2,177
Excess tax benefits from stock-based compensation	1,785	2,789
Net cash provided by (used in) financing activities	3,499	(101,200)
Effects of exchange rate — changes in cash	2,137	1,096
Net increase (decrease) in cash and cash equivalents	12,796	(84,190)
Cash and cash equivalents at beginning of period	337,673	457,733
Cash and cash equivalents at end of period	$350,469	$373,543
Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$—	$5,083
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
The consolidated financial statements as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2015. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2015 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2015.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per terabyte basis, on a per-copy basis, as site licenses or as a solution set. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
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
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 35% and 33% of total revenues for the three months ended June 30, 2015 and 2014, respectively. Arrow accounted for approximately 39% of total accounts receivable as of June 30, 2015 and 41% of total accounts receivable as of March 31, 2015.
The Company has an original equipment manufacturer agreement with Hitachi Data Systems ("HDS") for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. HDS accounted for 12% and 10% of total revenues for the three months ended June 30, 2015 and 2014, respectively. HDS accounted for 10% of total accounts receivable as of June 30, 2015.
Deferred Revenue
Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements and billings for other professional services fees that have not yet been performed by the Company, and receipt of license fees that are deferred due to one or more of the revenue recognition criteria not being met. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue. The Company expenses internal direct and incremental costs related to contract acquisition and origination as incurred.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Deferred revenue consists of the following:

	June 30, 2015	March 31, 2015
Current:
Deferred software revenue	$966	$1,305
Deferred services revenue	183,529	183,007
	$184,495	$184,312
Non-current:
Deferred services revenue	$47,184	$45,423
Total Deferred Revenue	$231,679	$229,735
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. The Company’s cash equivalents balance consists primarily of money market funds. The Company’s short-term investments balance consists of U.S. Treasury Bills with maturities of one year or less. The Company accounts for its short-term investments as held to maturity.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at June 30, 2015 and March 31, 2015:

June 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$213,724	—	—	$213,724
Short-term Investments	$—	60,935	—	$60,935

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$204,939	—	—	$204,939
Short-term Investments	$—	49,955	—	$49,955

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will apply to the Company in fiscal 2019 with early adoption allowable in fiscal 2018. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.
3.    Property and Equipment
Property and equipment consist of the following:

	June 30,	March 31,
	2015	2015
Land	$9,445	$9,445
Buildings	102,937	102,880
Computers, servers and other equipment	34,611	33,914
Furniture and fixtures	14,518	14,399
Leasehold improvements	5,192	4,621
Purchased software	2,481	2,463
Construction in process	745	619
	$169,929	$168,341
Less: Accumulated depreciation and amortization	(30,686)	(28,133)
	$139,243	$140,208
The Company recorded depreciation and amortization expense of $2,794 and $1,670 for the three months ended June 30, 2015 and 2014, respectively.
4.    Net Income (Loss) per Common Share
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,
	2015	2014
Net income (loss)	$(1,300)	$12,729
Basic net income (loss) per common share:
Basic weighted average shares outstanding	45,285	46,067
Basic net income (loss) per common share	$(0.03)	$0.28
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	45,285	46,067
Dilutive effect of stock options, restricted stock units, performance stock options, performance restricted stock units and employee stock purchase plan	—	1,808
Diluted weighted average shares outstanding	45,285	47,875
Diluted net income (loss) per common share	$(0.03)	$0.27
The diluted weighted average shares outstanding in the table above exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 8,239 and 2,761 for the three months ended June 30, 2015 and 2014, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of June 30, 2015, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, the Chief Executive Officer and the Chief Financial Officer.  The case is captioned In re CommVault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. Defendants filed their motion to dismiss the complaint on May 26, 2015, and the Plaintiff's filed their opposition brief on July 1, 2015. The Company's reply is due on August 17, 2015. The Company believes that the suit is without merit and intends to defend itself and the officers vigorously. At this time, the Company is unable to predict the outcome of this matter and cannot currently estimate a range of any possible losses that it may experience. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on its financial condition, results of operations, or cash flows. As of June 30, 2015 the Company has not recorded a reserve for this matter.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of June 30, 2015, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at June 30, 2015 were $1,009. The amortization of debt issuance costs was $63 in the three months ended June 30, 2015 and is included in Interest expense.
7.    Capitalization
The Company did not repurchase any shares during three months ended June 30, 2015. As of June 30, 2015, $100,002 remained in the stock repurchase authorization.
8.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the three months ended June 30, 2015 and 2014. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended June 30,
	2015	2014
Cost of services revenue	$669	$669
Sales and marketing	6,600	6,176
Research and development	1,544	1,314
General and administrative	6,408	6,256
Stock-based compensation expense	$15,221	$14,415
As of June 30, 2015, there was approximately $107,999 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.41 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the three months ended June 30, 2015 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2015	6,805	$40.89
Options granted	66	45.78
Options exercised	(174)	9.84
Options forfeited	(23)	58.95
Options expired	(39)	67.29
Outstanding as of June 30, 2015	6,635	$41.53	5.99	$70,676
Vested or expected to vest as of June 30, 2015	6,561	$41.26	5.94	$70,675
Exercisable as of June 30, 2015	4,316	$31.75	4.64	$70,559
The weighted average fair value of stock options granted was $16.57 per option during the three months ended June 30, 2015, and $19.93 per option during the three months ended June 30, 2014. The total intrinsic value of options exercised was $6,324 for the three months ended June 30, 2015, respectively, and $7,263 for the three months ended June 30, 2014, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,
	2015	2014
Dividend yield	None	None
Expected volatility	39-43%	43-46%
Weighted average expected volatility	41%	45%
Risk-free interest rates	1.34%-1.75%	1.57%-1.70%
Weighted average expected life (in years)	4.6	4.5
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2015 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2015	1,388	$57.04
Awarded	61	45.45
Vested	(96)	61.11
Forfeited	(30)	57.74
Non-vested as of June 30, 2015	1,323	$56.19
The weighted average fair value of restricted stock units awarded was $45.45 per unit during the three months ended June 30, 2015, and $52.07 per unit during the three months ended June 30, 2014.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Performance Based Awards
On March 31, 2015, the Company’s CEO was granted 48 performance stock options (“PSO”) and 24 performance restricted stock units (“PSU”). The vesting of these awards is contingent upon the Company meeting certain fiscal 2016 revenue and earnings targets. The PSOs only vest if the Company meets a threshold against fiscal 2016 revenue and earnings targets. The amount of PSUs that can ultimately vest is based on a sliding scale of achievement against fiscal 2016 revenue and earnings targets. The PSOs and PSUs are also subject to a service period of approximately 3.5 years, vesting quarterly over this period, subject to a cumulative vesting catch-up after the fiscal 2016 results measurement date.
The fair value of the PSOs and PSUs was measured in the same manner as the Company’s non-performance based awards. Compensation cost related to the PSOs and PSUs for which it is probable vesting will occur is recognized over the 3.5 year service period based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. The total expense associated with the PSO and PSU grants for the three months ended June 30, 2015 was $72 and $74, respectively. As of June 30, 2015, there was approximately $940 and $967 of unrecognized cost related to the PSO and PSU grants, respectively. These awards have not been included in the roll forwards above. The PSOs and PSUs are being accounted for as equity awards.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of June 30, 2015, 2,906 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan was $677 and $609 for the three months ended June 30, 2015 and 2014. As of June 30, 2015, there was approximately $225 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
9.    Income Taxes
Income Tax Expense
Income tax benefit was $4,998 in the three months ended June 30, 2015, with an effective tax rate of 79% in the three months ended June 30, 2015. The effective rate in the three months ended June 30, 2015 is higher than the statuary rate because projected unfavorable permanent differences represented a greater percentage of projected Income (loss) before taxes.
Income tax expense was $5,680 in the three months ended June 30, 2014, with effective tax rate of 31% in the three months ended June 30, 2014. The effective rate in the three months ended June 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

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

Balance as of March 31, 2015	$2,005
Additions for tax positions related to fiscal 2016	30
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	11
Balance as of June 30, 2015	$2,046
All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Unrecognized tax benefits and the related accrued interest and penalties totaling $1,879 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $360 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $582 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $55 represents interest and penalties.
Other Tax Items
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $787 and $2,791 for the three months ended June 30, 2015 and 2014, respectively.
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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of June 30, 2015, we had licensed our software applications to over 21,000 registered customers.
Our software licenses typically provide for a perpetual right to use our software and are sold on a per-terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. During the three months ended June 30, 2015, approximately 72% of software license revenue was sold on a per-terabyte capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the near future. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. During our fiscal 2015, we released Solution Sets for our Simpana 10 software suite for virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. These Simpana Solution Sets can be individually deployed or combined as part of a comprehensive data protection and information management solution. Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
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
In fiscal 2015, we commenced a business transformation plan to improve the performance of the Company. Our wide ranging plan includes initiatives related to products, packaging, pricing, distribution, sales enablement, territory alignment and a business unit product management structure. While we remain committed to this strategic direction, the execution of such a broad plan as ours can be disruptive, making execution of business strategies more difficult. These changes also present potential execution challenges as we may not be successful in implementing our initiatives, we may experience delays in the completion of such initiatives, or the initiatives may not have the desired effect on the business. In addition, the cost and related investments needed to address our business transformation may be more than expected. Given the dynamic industry we operate in, we are also vulnerable to increased product technology and competitive risks associated with these efforts. As a result, if we do not succeed in implementing these efforts, if they do not have the intended effect on the business, or if these efforts are more costly or time-consuming than expected, it could have a material adverse effect on our sales and profitability.
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 41% and 47% of our total revenues for the three months ended June 30, 2015 and 2014, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 49% and 63% of our total software revenue in the three months ended June 30, 2015 and 2014, respectively.
Software revenue generated through indirect distribution channels was 89% of total software revenue in the three months ended June 30, 2015 and was approximately 76% of total software revenue in the three months ended June 30, 2014. Software revenue generated through direct distribution channels was approximately 11% of total software revenue in the three months ended June 30, 2015 and was approximately 24% of total software revenue in the three months ended June 30, 2014. The dollar value of software revenue generated through indirect distribution channels decreased approximately $4.6 million, or 8%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The dollar value of software revenue generated through direct distribution channels decreased approximately $11.0 million, or 64%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in the dollar value of software revenue generated through our direct sales force is primarily the result of several large enterprise transactions which were conducted through our direct sales force in the prior year. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 18% of our total revenues for the three months ended June 30, 2015 and 14% of our total revenues for the three months ended June 30, 2014.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 35% of our total revenues through Arrow in the three months ended June 30, 2015 and approximately 33% in the three months ended June 30, 2014. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Historically, we have derived approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 59% of our total revenues for the three months ended June 30, 2015 and 53% of our total revenues for the three months ended June 30, 2014.
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
The gross margin of our services revenue was 75.8% for the three months ended June 30, 2015 and 74.8% for the three months ended June 30, 2014. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was approximately 99% for both the three months ended June 30, 2015 and for the three months ended June 30, 2014. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 45% of our total revenue for the three months ended June 30, 2015 and 42% for the three months ended June 30, 2014. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2014 our software revenue would have been higher by $4.7 million, our services revenue would have been higher by $5.2 million, our cost of sales would have been higher by approximately $1.4 million and our operating expenses would have been higher by $6.1 million from non-U.S. operations for the three months ended June 30, 2015.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.2 million in the three months ended June 30, 2015, and net foreign currency transaction losses of $0.1 million in the three months ended June 30, 2014.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes; and
•Software Development Costs
There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2015. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2015 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended June 30,
	2015	2014
Revenues:
Software	41%	47%
Services	59%	53%
Total revenues	100%	100%
Cost of revenues:
Software	—%	—%
Services	14%	13%
Total cost of revenues	15%	14%
Gross margin	85%	86%

Three months ended June 30, 2015 compared to three months ended June 30, 2014
Revenues
Total revenues decreased $13.5 million, or 9%, from $152.6 million in the three months ended June 30, 2014 to $139.1 million in the three months ended June 30, 2015.
Software Revenue. Software revenue decreased $15.6 million, or 22%, from $72.1 million in the three months ended June 30, 2014 to $56.5 million in the three months ended June 30, 2015. Software revenue represented 41% of our total revenues in the three months ended June 30, 2015 and compared to 47% of total revenues in the three months ended June 30, 2014.
We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 55%, 31% and 14% of total software revenue, respectively, for the three months ended June 30, 2015. The year over year growth (decline) of Software Revenue in the Americas, EMEA and APAC was (33%), 9% and (19%), respectively, resulting in consolidated Software Revenue decline of (22%).

▪
The Americas software revenue decline for the three months ended June 30, 2015 was the result of a decrease in enterprise transaction revenue. Enterprise transaction revenue declined as a result of a decline in both the number of enterprise transactions and the average dollar amount of enterprise transactions. The decline in enterprise transaction revenue was partially offset by an increase in non-enterprise transaction revenue.

▪
EMEA software revenue increased due to growth in both enterprise transaction revenue and non-enterprise transaction revenue increases of 10% and 8%, respectively. Year over year software revenue growth in EMEA was adversely impacted by changes in foreign exchange rates as the U.S. dollar strengthened significantly against the Euro and British pound sterling. Using average foreign exchange rates from the first quarter of fiscal 2015, first quarter fiscal 2016 EMEA software revenue increased 29% compared to an actual EMEA software revenue increase of 9%.

▪
The decline in APAC software revenue was primarily the result of a 31% decline in the average dollar amount of enterprise transactions. APAC software revenue growth was also impacted by the strengthening of the US dollar. Using fiscal 2015 first quarter average exchange rates the decline in year over year software revenue would have been 8% compared to the actual decline of 19%.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 49% of our software revenue in the three months ended June 30, 2015 and approximately 63% of our software revenue in the three months ended June 30, 2014. Enterprise software transaction revenue decreased by $17.4 million, or 38%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease was driven by a 30% decline in the average dollar amount of such transactions and a 13% decrease in the number of such transactions. The average sales price was approximately $251,000 in the three months ended June 30, 2015 and approximately $356,000 in the three months ended June 30, 2014. Software revenue derived from transactions less than $0.1 million increased $1.8 million, or 7%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Services Revenue. Services revenue increased $2.0 million, or 3%, from $80.6 million in the three months ended June 30, 2014 to $82.6 million in the three months ended June 30, 2015. Services revenue represented 59% of our total revenues in the three months ended June 30, 2015 and 53% in the three months ended June 30, 2014. The increase in services revenue is primarily due to a $3.5 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in professional services revenue.
Cost of Revenues. Total cost of revenues decreased $0.4 million, or 2%, from $20.9 million in the three months ended June 30, 2014 to $20.5 million in the three months ended June 30, 2015. Total cost of revenues represented 15% of our total revenues in the three months ended June 30, 2015 and 14% in the three months ended June 30, 2014.
Cost of Software Revenue. Cost of software revenue was $0.5 million and $0.6 million in the three months ended June 30, 2015 and 2014, respectively.
Cost of Services Revenue. Cost of services revenue decreased $0.3 million, or 2%, from $20.3 million in the three months ended June 30, 2014 to $20.0 million in the three months ended June 30, 2015. Cost of services revenue represented 24% of our services revenue in the three months ended June 30, 2015 and 25% in the three months ended June 30, 2014.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $5.5 million, or 7%, from $80.3 million in the three months ended June 30, 2014 to $85.8 million in the three months ended June 30, 2015. The increase is primarily due to a $4.9 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. Despite our decline in revenues, we continue to invest in sales and marketing headcount and related initiatives as part of our business transformation plan. Sales and marketing expenses as a percentage of total revenues increased to 62% in the three months ended June 30, 2015 from 53% in the three months ended June 30, 2014.
Research and Development. Research and development expenses increased $1.7 million, or 12%, from $15.0 million in the three months ended June 30, 2014 to $16.8 million in the three months ended June 30, 2015. The increase is primarily due to a $1.5 million increase in salary and related expenses resulting from the expansion of our engineering group and a $0.2 million increase in stock-based compensation expenses. Research and development expenses as a percentage of total revenues was 12% in the three months ended June 30, 2015 and 10% in the three months ended June 30, 2014. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $3.3 million, or 20%, from $16.5 million in the three months ended June 30, 2014 to $19.8 million in the three months ended June 30, 2015. This increase is due to a $2.0 million increase in employee compensation and related expenses and a $0.2 increase in stock-based compensation expenses. General and administrative expenses in the three months ended June 30, 2015 includes approximately $0.2 million of net foreign currency transaction loss compared to less than $0.1 million of net foreign currency transaction losses recognized in general and administrative expenses in the three months ended June 30, 2014. General and administrative expenses as a percentage of total revenues was 14% in the three months ended June 30, 2015 and 11% in the three months ended June 30, 2014.
Depreciation and Amortization. Depreciation expense increased by $0.8 million from $1.6 million in the three months ended June 30, 2014 to $2.5 million in the three months ended June 30, 2015. The increase in depreciation expense is the result of the move to our new corporate campus headquarters in the second half of fiscal 2015.
Income Tax Expense (Benefit)
Income tax benefit was $5.0 million in the three months ended June 30, 2015 compared to expense of $5.7 million in the three months ended June 30, 2014. The effective tax rate in the three months ended June 30, 2015 was 79% as compared to 31% in the three months ended June 30, 2014. The effective rate in the three months ended June 30, 2015 is higher than the statuary rate because projected unfavorable permanent differences represented a greater percentage of projected Income before taxes. The effective rate in the three months ended June 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.
Liquidity and Capital Resources
As of June 30, 2015, our cash and cash equivalents balance of $350.5 million primarily consisted of money market funds. In addition, as of June 30, 2015 we have short-term investments invested in U.S. Treasury Bills totaling $60.9 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2015, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $124.3 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.

On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of June 30, 2015, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the three months ended June 30, 2015, we did not repurchase any of common stock shares under our share repurchase program. As of July 28, 2015, there is $100.0 million remaining in the share repurchase program which expires on March 31, 2016. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
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
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Cash provided by operating activities	$21,897	$35,444
Net cash used in investing activities	(14,737)	(19,530)
Net cash provided by (used in) financing activities	3,499	(101,200)
Effects of exchange rate-changes in cash	2,137	1,096
Net increase (decrease) in cash and cash equivalents	$12,796	$(84,190)
Net cash provided by operating activities was $21.9 million in the three months ended June 30, 2015 and $35.4 million in the three months ended June 30, 2014. In the three months ended June 30, 2015 and 2014, cash provided by operating activities was primarily due to net income (loss) adjusted for the impact of non-cash charges, and decreases in accounts receivable due to timing of cash receipts, partially offset by a reduction of accrued expenses.
Net cash used in investing activities was $14.7 million for the three months ended June 30, 2015 and $19.5 million in the three months ended June 30, 2014. In the three months ended June 30, 2015, cash used in investing activities was due to $10.9 million in net purchases of U.S. Treasury Bills, $2.1 million of incremental spending on the Company’s planned corporate campus headquarters, and $1.7 million of capital expenditures. In the three months ended June 30, 2014, cash used in investing activities was primarily due to $18.2 million of incremental spending on the Company's planned corporate campus headquarters.
Net cash provided by (used in) financing activities was $3.5 million in the three months ended June 30, 2015 and $(101.2) million in the three months ended June 30, 2014. The cash provided by financing activities in the three months ended June 30, 2015 was due to $1.8 million of excess tax benefits recognized as a result of the stock option exercises and $1.7 million of proceeds from the exercise of stock options. The net cash used in financing activities in the three months ended June 30, 2014 was primarily due to $105.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $2.8 million of excess tax benefits recognized as a result of the stock option exercises and $2.2 million of proceeds from the exercise of stock options.

Working capital increased $18.0 million from $283.6 million as of March 31, 2015 to $301.6 million as of June 30, 2015. The increase in working capital is due primarily to a $23.7 million increase in cash and short-term investments. The increase in cash and short-term investments is primarily the result of net income adjusted for the impact of non-cash charges and decreases in accounts receivable.
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
Off-Balance Sheet Arrangements
As of June 30, 2015, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This amendment provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will apply to the Company in fiscal 2019 with early adoption allowable in fiscal 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2015, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 45% of our sales were outside the United States for the three months ended June 30, 2015. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction losses of approximately $0.2 million in the three months ended June 30, 2015, and net foreign currency transaction losses of $0.1 million in the three months ended June 30, 2014, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of June 30, 2015 and March 31, 2015, we did not have any forward contracts outstanding. We recorded nominal net realized gains in general and administrative expenses related to the settlement of forward exchange contracts in the three months ended June 30, 2015 and 2014. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer.  The case is captioned In re CommVault Systems, Inc. Secutities Litigation (Master File No. 3:14-cv-05628-MAS-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. Defendants filed their motion to dismiss the complaint on May 26, 2015, and the Plaintiff’s filed their opposition brief on July 1, 2015. Our reply is due on August 17, 2015. We believe that the suit is without merit and we intend to defend ourselves and our officers vigorously.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock during the three months ended June 30, 2015.
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

CommVault Systems, Inc.

Dated:	July 30, 2015	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	July 30, 2015	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document