Form 10-Q
period 2015-09-30
COMMVAULT SYSTEMS INC
filed 2015-10-29
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2015, there were 45,308,506 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$327,204	$337,673
Short-term investments	72,806	49,936
Trade accounts receivable, less allowance for doubtful accounts of $98 at September 30, 2015 and $104 at March 31, 2015	86,367	117,716
Prepaid expenses and other current assets	19,745	20,084
Deferred tax assets, net	17,888	16,142
Total current assets	524,010	541,551
Deferred tax assets, net	27,798	24,903
Property and equipment, net	138,064	140,208
Other assets	6,992	6,804
Total assets	$696,864	$713,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,178	$860
Accrued liabilities	62,987	72,757
Deferred revenue	179,635	184,312
Total current liabilities	243,800	257,929
Deferred revenue, less current portion	44,812	45,423
Other liabilities	3,897	3,104
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2015 and March 31, 2015	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,126 shares and 45,122 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	451	451
Additional paid-in capital	575,232	539,565
Accumulated deficit	(162,144)	(125,502)
Accumulated other comprehensive loss	(9,184)	(7,504)
Total stockholders’ equity	404,355	407,010
Total liabilities and stockholders’ equity	$696,864	$713,466
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Software	$57,567	$69,415	$114,060	$141,473
Services	83,175	81,729	165,805	162,314
Total revenues	140,742	151,144	279,865	303,787
Cost of revenues:
Software	528	657	1,065	1,247
Services	20,411	19,629	40,421	39,966
Total cost of revenues	20,939	20,286	41,486	41,213
Gross margin	119,803	130,858	238,379	262,574
Operating expenses:
Sales and marketing	85,842	83,697	171,624	164,008
Research and development	16,135	15,835	32,913	30,875
General and administrative	19,906	18,742	39,715	35,247
Depreciation and amortization	2,474	1,680	4,936	3,326
Total operating expenses	124,357	119,954	249,188	233,456
Income (loss) from operations	(4,554)	10,904	(10,809)	29,118
Interest expense	(234)	(218)	(458)	(218)
Interest income	199	195	380	390
Income (loss) before income taxes	(4,589)	10,881	(10,887)	29,290
Income tax expense (benefit)	4,647	4,385	(351)	10,065
Net income (loss)	$(9,236)	$6,496	$(10,536)	$19,225
Net income (loss) per common share:
Basic	$(0.20)	$0.14	$(0.23)	$0.42
Diluted	$(0.20)	$0.14	$(0.23)	$0.40
Weighted average common shares outstanding:
Basic	45,437	45,437	45,361	45,750
Diluted	45,437	47,166	45,361	47,536
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(9,236)	$6,496	$(10,536)	$19,225
Other comprehensive income:
Foreign currency translation adjustment	(2,444)	(2,162)	(1,680)	(1,421)
Comprehensive income (loss)	$(11,680)	$4,334	$(12,216)	$17,804
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2015	45,122	$451	$539,565	$(125,502)	$(7,504)	$407,010
Stock-based compensation			30,289			30,289
Tax benefits relating to stock-based payments			4,099			4,099
Share issuances related to stock-based compensation	916	9	7,968			7,977
Repurchase of common stock	(912)	(9)	(6,689)	(26,106)		(32,804)
Net loss				(10,536)		(10,536)
Other comprehensive loss					(1,680)	(1,680)
Balance as of September 30, 2015	45,126	$451	$575,232	$(162,144)	$(9,184)	$404,355
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(10,536)	$19,225
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,716	3,446
Noncash stock-based compensation	30,289	29,487
Excess tax benefits from stock-based compensation	(5,899)	(3,387)
Deferred income taxes	(4,527)	(465)
Changes in operating assets and liabilities:
Trade accounts receivable	31,359	16,188
Prepaid expenses and other current assets	(4,807)	(7,762)
Other assets	(400)	(105)
Accounts payable	(36)	313
Accrued liabilities	(5,860)	(1,011)
Deferred revenue	(4,028)	13,309
Other liabilities	198	(1,612)
Net cash provided by operating activities	31,469	67,626
Cash flows from investing activities
Purchase of short-term investments	(47,849)	(43,976)
Proceeds from maturity of short-term investments	24,979	18,983
Purchases for corporate campus headquarters	(2,111)	(35,426)
Purchase of property and equipment	(3,115)	(2,456)
Net cash used in investing activities	(28,096)	(62,875)
Cash flows from financing activities
Repurchase of common stock	(24,991)	(105,085)
Debt issuance costs	—	(1,175)
Proceeds from the exercise of stock options and the Employee Stock Purchase Plan	7,977	10,517
Excess tax benefits from stock-based compensation	5,899	3,387
Net cash used in financing activities	(11,115)	(92,356)
Effects of exchange rate — changes in cash	(2,727)	(5,554)
Net decrease in cash and cash equivalents	(10,469)	(93,159)
Cash and cash equivalents at beginning of period	337,673	457,733
Cash and cash equivalents at end of period	$327,204	$364,574
Supplemental disclosures of cash flow information
Purchases for corporate campus headquarters in accounts payable and accrued expenses	$—	$4,659
Repurchase of common stock in accrued expenses	$7,813	$—
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
The consolidated financial statements as of September 30, 2015 and for the three and six months ended September 30, 2015 and 2014 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2015. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2015 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2015.
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
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% and 34% of total revenues for the six months ended September 30, 2015 and 2014, respectively. Arrow accounted for approximately 43% of total accounts receivable as of September 30, 2015 and 41% of total accounts receivable as of March 31, 2015.
The Company has an original equipment manufacturer agreement with Hitachi Data Systems ("HDS") for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. HDS accounted for 11% of total revenues for the six months ended September 30, 2015 and 2014, respectively.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Deferred revenue consists of the following:

	September 30, 2015	March 31, 2015
Current:
Deferred software revenue	$1,181	$1,305
Deferred services revenue	178,454	183,007
	$179,635	$184,312
Non-current:
Deferred services revenue	$44,812	$45,423
Total Deferred Revenue	$224,447	$229,735
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at September 30, 2015 and March 31, 2015:

September 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$181,577	—	—	$181,577
Short-term investments	$—	72,865	—	$72,865

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$204,939	—	—	$204,939
Short-term investments	$—	49,955	—	$49,955

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
3.    Property and Equipment
Property and equipment consist of the following:

	September 30,	March 31,
	2015	2015
Land	$9,445	$9,445
Buildings	103,054	102,880
Computers, servers and other equipment	34,953	33,914
Furniture and fixtures	14,676	14,399
Leasehold improvements	6,082	4,621
Purchased software	2,610	2,463
Construction in process	193	619
	$171,013	$168,341
Less: Accumulated depreciation and amortization	(32,949)	(28,133)
	$138,064	$140,208
The Company recorded depreciation and amortization expense of $5,590 and $3,387 for the six months ended September 30, 2015 and 2014, respectively.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(9,236)	$6,496	$(10,536)	$19,225
Basic net income (loss) per common share:
Basic weighted average shares outstanding	45,437	45,437	45,361	45,750
Basic net income (loss) per common share	$(0.20)	$0.14	$(0.23)	$0.42
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	45,437	45,437	45,361	45,750
Dilutive effect of stock options, restricted stock units, performance stock options, performance restricted stock units and employee stock purchase plan	—	1,729	—	1,786
Diluted weighted average shares outstanding	45,437	47,166	45,361	47,536
Diluted net income (loss) per common share	$(0.20)	$0.14	$(0.23)	$0.40
The diluted weighted average shares outstanding in the table above exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 7,850 and 2,874 for the three months ended September 30, 2015 and 2014, respectively, and 8,012 and 2,807 for the six months ended September 30, 2015 and 2014, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies
In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2015, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer.  The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. Defendants filed their motion to dismiss the complaint on May 26, 2015, and the plaintiff’s filed their opposition brief on July 1, 2015. The Company's reply was filed on August 24, 2015 and a hearing on the motion to dismiss was held on October 13, 2015 but a ruling regarding the motion to dismiss has not been made. The Company believes that the suit is without merit and intends to defend itself and its officers vigorously. At this time, the Company is unable to predict the outcome of this matter and cannot currently estimate a range of any possible losses that it may experience. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on its financial condition, results of operations, or cash flows. As of September 30, 2015 the Company has not recorded a reserve for this matter.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of September 30, 2015, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at September 30, 2015 were $946. The amortization of debt issuance costs was $63 and $126 in the three and six months ended September 30, 2015 and is included in Interest expense.
7.    Capitalization
During the three and six months ended September 30, 2015, the Company repurchased $32,804 of common stock (912 shares) of which $7,813 was included in accrued expenses as of September 30, 2015 and paid in October. As of September 30, 2015, $67,197 remained in the stock repurchase authorization.
Subsequent Event
On October 22, 2015, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2017 and authorized an increase to the existing share repurchase program so that $150,000 is now available.
8.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the three and six months ended September 30, 2015 and 2014. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cost of services revenue	$719	$732	$1,388	$1,401
Sales and marketing	6,440	6,568	13,040	12,744
Research and development	1,531	1,403	3,075	2,717
General and administrative	6,378	6,369	12,786	12,625
Stock-based compensation expense	$15,068	$15,072	$30,289	$29,487
As of September 30, 2015, there was approximately $96,288 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.28 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the six months ended September 30, 2015 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2015	6,805	$40.89
Options granted	109	42.83
Options exercised	(594)	6.46
Options forfeited	(57)	57.16
Options expired	(61)	65.49
Outstanding as of September 30, 2015	6,202	$43.83	6.13	$35,077
Vested or expected to vest as of September 30, 2015	6,128	$43.59	6.09	$35,077
Exercisable as of September 30, 2015	4,062	$35.66	4.96	$35,077
The weighted average fair value of stock options granted was $13.75 and $15.47 per option during the three and six months ended September 30, 2015, and $21.85 per option and $21.22 per option during the three and six months ended September 30, 2014, respectively. The total intrinsic value of options exercised was $13,650 and $19,974 for the three and six months ended September 30, 2015, respectively, and $3,682 and $10,945 for the three and six months ended September 30, 2014, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	None	None	None	None
Expected volatility	39-43%	43-47%	39-43%	43-47%
Weighted average expected volatility	40%	46%	41%	46%
Risk-free interest rates	1.61-1.63%	1.58%-2.18%	1.34%-1.75%	1.57%-2.18%
Weighted average expected life (in years)	4.6	5.5	4.6	5.2
Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2015 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2015	1,388	$57.04
Awarded	197	41.41
Vested	(192)	43.21
Forfeited	(71)	55.07
Non-vested as of September 30, 2015	1,322	$54.23

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The weighted average fair value of restricted stock units awarded was $39.58 and $41.41 per unit during the three and six months ended September 30, 2015, and $51.24 per unit and $51.56 per unit during the three and six months ended September 30, 2014, respectively.
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
The fair value of the PSOs and PSUs was measured in the same manner as the Company’s non-performance based awards. Compensation cost related to the PSOs and PSUs for which it is probable vesting will occur is recognized over the 3.5 year service period based on the accelerated method which recognizes a larger portion of the expense during the beginning of the vesting period than in the end of the vesting period. The total expense associated with these awards for the three and six months ended September 30, 2015 was $40 and $186, respectively. These awards have not been included in the roll forwards above. The PSOs and PSUs are being accounted for as equity awards.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of September 30, 2015, 2,776 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan was $520 and $1,196 for the three and six months ended September 30, 2015 and $767 and $1,376 for the three and six months ended September 30, 2014. As of September 30, 2015, there was approximately $882 of unrecognized cost related to the current purchase period of our Purchase Plan.
9.    Income Taxes
Income Tax Expense
Income tax expense was $4,647 and income tax benefit was $351 in the three and six months ended September 30, 2015, respectively. The effective rate of the income tax benefit in the six month period is lower than the federal statutory rate due to the impact of unfavorable permanent differences.
Income tax expense was $4,385 and $10,065 in the three and six months ended September 30, 2014, respectively with effective tax rate of 34% in the six months ended September 30, 2014. The effective rate of 34% in the six months ended September 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

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

Balance as of March 31, 2015	$2,005
Additions for tax positions related to fiscal 2016	60
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	11
Balance as of September 30, 2015	$2,076
All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Unrecognized tax benefits and the related accrued interest and penalties totaling $2,119 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $392 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $388 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $39 represents interest and penalties.
Other Tax Items
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $4,099 and $3,388 for the six months ended September 30, 2015 and 2014, respectively.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company's French branch of its Netherlands subsidiary is currently under audit for the fiscal years ended March 31, 2004 through March 31, 2014 by the French tax authorities. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to net operating loss ("NOL") carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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
Overview
We are a leading provider of data and information management software applications and related services in terms of product breadth and functionality and market penetration. We develop, market and sell a unified suite of data and information management software applications under the Simpana® brand. Simpana software is built from the ground up on a single platform and unified code base for integrated data and information management. The Simpana platform contains licensable modules that work together seamlessly, sharing a single code and common function set to deliver Backup and Recovery, Archive, Replication, eDiscovery and Analytic capabilities across physical, virtual and cloud environments. With a single platform approach, Simpana software is specifically designed to protect, manage and access data throughout its lifecycle in less time, at lower cost and with fewer resources than alternative solutions. Our product features and capabilities enable our customers to deploy solutions for data protection, business continuance, corporate compliance and centralized management and reporting. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of September 30, 2015, we had licensed our software applications to approximately 22,000 registered customers.
Our software licenses typically provide for a perpetual right to use our software and are sold on a per-terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. During the six months ended September 30, 2015, approximately 75% of software license revenue was sold on a per-terabyte capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Simpana functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the near future. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. During our fiscal 2015, we released Solution Sets for our Simpana 10 software suite for virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. These Simpana Solution Sets can be individually deployed or combined as part of a comprehensive data protection and information management solution. Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 41% and 47% of our total revenues for the six months ended September 30, 2015 and 2014, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 49% and 59% of our total software revenue in the six months ended September 30, 2015 and 2014, respectively.
Software revenue generated through indirect distribution channels was 87% of total software revenue in the six months ended September 30, 2015 and was approximately 82% of total software revenue in the six months ended September 30, 2014. Software revenue generated through direct distribution channels was approximately 13% of total software revenue in the six months ended September 30, 2015 and was approximately 18% of total software revenue in the six months ended September 30, 2014. The dollar value of software revenue generated through indirect distribution channels decreased approximately $16.9 million, or 15%, in the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The dollar value of software revenue generated through direct distribution channels decreased approximately $10.5 million, or 41%, in the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The decrease in the dollar value of software revenue generated through our direct sales force is primarily the result of several large enterprise transactions which were conducted through our direct sales force in the prior year. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

We have a global original equipment manufacturer agreement with NetApp under which NetApp will integrate elements of our Simpana software suite with NetApp SnapShot™ and replication technology, under the NetApp SnapProtect ® brand. We also have an original equipment manufacturer agreement with Hitachi Data Systems for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Hitachi Data Systems and NetApp have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 15% of our total revenues for the six months ended September 30, 2015 and 16% of our total revenues for the six months ended September 30, 2014.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 37% of our total revenues through Arrow in the six months ended September 30, 2015 and approximately 34% in the six months ended September 30, 2014. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Historically, we have derived approximately half of our total revenues from services revenue. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our services revenue was 59% of our total revenues for the six months ended September 30, 2015 and 53% of our total revenues for the six months ended September 30, 2014.
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
The gross margin of our services revenue was 75.6% for the six months ended September 30, 2015 and 75.4% for the six months ended September 30, 2014. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was approximately 99% for both the six months ended September 30, 2015 and for the six months ended September 30, 2014. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 43% of our total revenue for the six months ended September 30, 2015 and 42% for the six months ended September 30, 2014. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2014 our software revenue would have been higher by $3.4 million, our services revenue would have been higher by $5.5 million, our cost of sales would have been higher by approximately $1.4 million and our operating expenses would have been higher by $5.4 million from non-U.S. operations for the three months ended September 30, 2015. Using the average foreign currency exchange rates from the six months ended September 30, 2014 our software revenue would have been higher by $8.1 million, our services revenue would have been higher by $10.6 million, our cost of sales would have been higher by approximately $2.9 million and our operating expenses would have been higher by $11.4 million from non-U.S. operations for the three months ended September 30, 2015.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.3 million and $0.2 million in the three and six months ended September 30, 2015, respectively. We recognized net foreign currency transaction losses of $0.1 million and $0.2 million in the three and six months ended September 30, 2014, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes; and
•Software Development Costs
There have been no significant changes in our critical accounting policies and estimates during the six months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2015. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2015 Annual Report on Form 10-K filed for a description of our accounting policies.
In October of 2015 we granted certain executive officers and other senior employees a total of 133,000 restricted stock units that vest over three years based upon our stock's performance versus the Russell 3000 Index. The performance of our stock versus the index is a market condition performance criteria so we will use a Monte Carlo simulation model to determine the fair value of the restricted stock units.

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Software	41%	46%	41%	47%
Services	59%	54%	59%	53%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Software	—%	—%	—%	—%
Services	15%	13%	14%	13%
Total cost of revenues	15%	13%	15%	14%
Gross margin	85%	87%	85%	86%
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Revenues
Total revenues decreased $10.4 million, or 7%, from $151.1 million in the three months ended September 30, 2014 to $140.7 million in the three months ended September 30, 2015.
Software Revenue. Software revenue decreased $11.8 million, or 17%, from $69.4 million in the three months ended September 30, 2014 to $57.6 million in the three months ended September 30, 2015. Software revenue represented 41% of our total revenues in the three months ended September 30, 2015 compared to 46% of total revenues in the three months ended September 30, 2014.
We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 63%, 26% and 11% of total software revenue, respectively, for the three months ended September 30, 2015. The year over year decline of Software Revenue in the Americas, EMEA and APAC was 14%, 23% and 17%, respectively.

▪
The Americas software revenue decline for the three months ended September 30, 2015 was the result of an 18% decrease in enterprise transaction revenue. Enterprise transaction revenue declined primarily as a result of a decline in the number of enterprise transactions.

▪	EMEA software revenue decreased due to a decline in enterprise transaction revenue. The decline was partially offset by an increase in the amount of non-enterprise transaction revenue.
Year over year software revenue growth in EMEA was adversely impacted by changes in foreign exchange rates as the U.S. dollar strengthened significantly against the Euro and British pound sterling. Using average foreign exchange rates from the second quarter of fiscal 2015, second quarter fiscal 2016 EMEA software revenue decreased 14% compared to an actual decrease of 23%.

▪	The decline in APAC software revenue was primarily the result of a decline in enterprise transaction revenue.
APAC software revenue growth was also impacted by the strengthening of the US dollar. Using fiscal 2015 second quarter average exchange rates the decline in year over year software revenue would have been 4% compared to the actual decline of 17%.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

The decrease in consolidated software revenue is primarily due to lower software revenue derived from enterprise software transactions. Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 49% of our software revenue in the three months ended September 30, 2015 and approximately 56% of our software revenue in the three months ended September 30, 2014. As a result, enterprise software transactions decreased by $10.7 million, or 28%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was driven by a 25% decline in the number of transactions and a 4% decrease in the average dollar amount of such transactions. The average dollar amount of such transactions was approximately $269,000 in the three months ended September 30, 2015 and approximately $281,000 in the three months ended September 30, 2014. There was also a decrease in software revenue derived from transactions less than $0.1 million of $1.1 million, or 4%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Services Revenue. Services revenue increased $1.4 million, or 2%, from $81.7 million in the three months ended September 30, 2014 to $83.2 million in the three months ended September 30, 2015. Services revenue represented 59% of our total revenues in the three months ended September 30, 2015 and 54% in the three months ended September 30, 2014. The increase in services revenue is primarily due to a $2.0 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in professional services revenue.
Cost of Revenues. Total cost of revenues increased $0.7 million, or 3%, from $20.3 million in the three months ended September 30, 2014 to $20.9 million in the three months ended September 30, 2015. Total cost of revenues represented 15% and 13% of our total revenues in the three months ended September 30, 2015 and September 30, 2014, respectively.
Cost of Software Revenue. Cost of software revenue was $0.5 million and $0.7 million in the three months ended September 30, 2015 and 2014, respectively.
Cost of Services Revenue. Cost of services revenue increased $0.8 million, or 4%, from $19.6 million in the three months ended September 30, 2014 to $20.4 million in the three months ended September 30, 2015. Cost of services revenue represented 25% and 24% of our services revenue in the three months ended September 30, 2015 and September 30, 2014, respectively.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $2.1 million, or 3%, from $83.7 million in the three months ended September 30, 2014 to $85.8 million in the three months ended September 30, 2015. The increase is due to a $2.4 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. Sales and marketing expenses as a percentage of total revenues increased to 61% in the three months ended September 30, 2015 from 55% in the three months ended September 30, 2014.
Research and Development. Research and development expenses increased $0.3 million, or 2%, from $15.8 million in the three months ended September 30, 2014 to $16.1 million in the three months ended September 30, 2015. The increase is due to an increase in salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 11% in the three months ended September 30, 2015 and 10% in the three months ended September 30, 2014. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $1.2 million, or 6%, from $18.7 million in the three months ended September 30, 2014 to $19.9 million in the three months ended September 30, 2015. The increase in general and administrative expenses is the result of an increase of $1.2 million in employee compensation and related expenses. General and administrative expenses in the three months ended September 30, 2015 includes approximately $0.3 million of net foreign currency transaction gains compared to $0.1 million of net foreign currency transaction losses recognized in general and administrative expenses in the three months ended September 30, 2014. General and administrative expenses as a percentage of total revenues was 14% in the three months ended September 30, 2015 and 12% in the three months ended September 30, 2014.
Depreciation and Amortization. Depreciation expense increased by $0.8 million from $1.7 million in the three months ended September 30, 2014 to $2.5 million in the three months ended September 30, 2015. The increase in depreciation expense is the result of the move to our corporate campus headquarters in the second half of fiscal 2015.

Income Tax Expense
Income tax expense was $4.6 million in the three months ended September 30, 2015 compared to $4.4 million in the three months ended September 30, 2014. The income tax expense recorded in the three months ended September 30, 2015 is the result of a reduction in the amount of forecasted pre-tax income for the fiscal year.
The 40% effective rate in the three months ended September 30, 2014 is higher than the federal statutory rate due to state income taxes and permanent differences in both the United States and foreign jurisdictions. These items were partially offset by foreign tax credits and domestic production activities deductions.
Six months ended September 30, 2015 compared to six months ended September 30, 2014
Revenues
Total revenues decreased $23.9 million, or 8%, from $303.8 million in the six months ended September 30, 2014 to $279.9 million in the six months ended September 30, 2015.
Software Revenue. Software revenue decreased $27.4 million, or 19%, from $141.5 million in the six months ended September 30, 2014 to $114.1 million in the six months ended September 30, 2015. Software revenue represented 41% of our total revenues in the six months ended September 30, 2015 and compared to 47% of total revenues in the six months ended September 30, 2014.
Americas, EMEA and APAC represented 60%, 28% and 12% of total software revenue, respectively, for six the months ended September 30, 2015. The year over year decline of Software Revenue in the Americas, EMEA and APAC was 24%, 9% and 18%, respectively.

▪
The Americas software revenue decline for the six months ended September 30, 2015 was the result of a decrease in enterprise transaction revenue. Enterprise transaction revenue declined as a result of a decline in both the number of enterprise transactions and the average dollar amount of enterprise transactions.

▪
EMEA software revenue decreased due to a decline in enterprise transaction revenue. The decrease in enterprise transaction revenue was partially offset by an increase in non-enterprise transaction revenue.

Year over year software revenue growth in EMEA was adversely impacted by changes in foreign exchange rates as the U.S. dollar strengthened significantly against the Euro and British pound sterling. Using average foreign exchange rates from the first half of fiscal 2015, first half fiscal 2016 EMEA software revenue increased 5% compared to an actual EMEA software revenue decrease of 9%.

▪	The decline in APAC software revenue was primarily the result of a decline in enterprise transaction revenue.
APAC software revenue was also impacted by the strengthening of the US dollar. Using fiscal 2015 first quarter average exchange rates the decline in year over year software revenue would have been 6% compared to the actual decline of 18%.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 49% of our software revenue in the six months ended September 30, 2015 and approximately 59% of our software revenue in the six months ended September 30, 2014. Enterprise software transaction revenue decreased by $28.1 million, or 33%, in the six months ended September 30, 2015 compared to the six months ended September 30, 2014. This decrease was driven by a 19% decrease in the number of transactions and an 18% decline in the average dollar amount of such transactions. The average sales price was approximately $260,000 in the six months ended September 30, 2015 and approximately $317,000 in the six months ended September 30, 2014. Software revenue derived from transactions less than $0.1 million increased $0.7 million, or 1%, in the six months ended September 30, 2015 compared to the six months ended September 30, 2014.

Services Revenue. Services revenue increased $3.5 million, or 2%, from $162.3 million in the six months ended September 30, 2014 to $165.8 million in the six months ended September 30, 2015. Services revenue represented 59% of our total revenues in the six months ended September 30, 2015 and 53% in the six months ended September 30, 2014. The increase in services revenue is due to a $5.6 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in professional services revenue.
Cost of Revenues. Total cost of revenues increased $0.3 million, or 1%, from $41.2 million in the six months ended September 30, 2014 to $41.5 million in the six months ended September 30, 2015. Total cost of revenues represented 15% of our total revenues in the six months ended September 30, 2015 and 14% in the six months ended September 30, 2014.
Cost of Software Revenue. Cost of software revenue was $1.1 million and $1.2 million in the six months ended September 30, 2015 and 2014, respectively.
Cost of Services Revenue. Cost of services revenue increased $0.5 million, or 1%, from $40.0 million in the six months ended September 30, 2014 to $40.4 million in the six months ended September 30, 2015. Cost of services revenue represented 24% of our services revenue in the six months ended September 30, 2015 and 25% in the six months ended September 30, 2014.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $7.6 million, or 5%, from $164.0 million in the six months ended September 30, 2014 to $171.6 million in the six months ended September 30, 2015. The increase is primarily due to a $7.3 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year. Sales and marketing expenses as a percentage of total revenues increased to 61% in the six months ended September 30, 2015 from 54% in the six months ended September 30, 2014.
Research and Development. Research and development expenses increased $2.0 million, or 7%, from $30.9 million in the six months ended September 30, 2014 to $32.9 million in the six months ended September 30, 2015. The increase is due to a $2.6 million increase in salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 12% in the six months ended September 30, 2015 and 10% in the six months ended September 30, 2014. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $4.5 million, or 13%, from $35.2 million in the six months ended September 30, 2014 to $39.7 million in the six months ended September 30, 2015. This increase is due to a $3.3 million increase in employee compensation and related expenses and a $0.2 increase in stock-based compensation expenses. General and administrative expenses in the six months ended September 30, 2015 includes approximately $0.2 million of net foreign currency transaction gain compared to $0.2 million of net foreign currency transaction losses recognized in general and administrative expenses in the six months ended September 30, 2014. General and administrative expenses as a percentage of total revenues was 14% in the six months ended September 30, 2015 and 12% in the six months ended September 30, 2014.
Depreciation and Amortization. Depreciation expense increased by $1.6 million from $3.3 million in the six months ended September 30, 2014 to $4.9 million in the six months ended September 30, 2015. The increase in depreciation expense is the result of the move to our corporate campus headquarters in the second half of fiscal 2015.
Income Tax Expense (Benefit)
Income tax benefit was $0.4 million in the six months ended September 30, 2015 compared to expense of $10.1 million in the six months ended September 30, 2014. The effective rate of the income tax benefit in the six months ended September 30, 2015 is lower than the federal statutory rate due to the impact of unfavorable permanent differences.
The effective rate of 34% in the six months ended September 30, 2014 is lower than the federal statutory rate due to the recognition of certain previously unrecognized tax benefits and tax benefits from foreign tax credits and domestic production activities deductions. These benefits were partially offset by state income taxes and permanent differences in both the United States and foreign jurisdictions.

Liquidity and Capital Resources
As of September 30, 2015, our cash and cash equivalents balance of $327.2 million primarily consisted of money market funds. In addition, as of September 30, 2015 we have short-term investments invested in U.S. Treasury Bills totaling $72.8 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of September 30, 2015, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $130.2 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of September 30, 2015, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the three months ended September 30, 2015, we repurchased $32.8 million of our common stock under our share repurchase program, of which $7.8 million was included in accrued expenses as of September 30, 2015 and paid in October. As of September 30, 2015, there was $67.2 million remaining in the share repurchase program which expires on March 31, 2016. On October 22, 2015, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2017 and authorized an increase to the existing share repurchase program so that $150.0 million is now available. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives. Our stock repurchase program reduces the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings through the repurchase of common stock we believe is undervalued.
Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2015	2014
Cash provided by operating activities	$31,469	$67,626
Net cash used in investing activities	(28,096)	(62,875)
Net cash used in financing activities	(11,115)	(92,356)
Effects of exchange rate-changes in cash	(2,727)	(5,554)
Net decrease in cash and cash equivalents	$(10,469)	$(93,159)
Net cash provided by operating activities was $31.5 million in the six months ended September 30, 2015 and $67.6 million in the six months ended September 30, 2014. In the six months ended September 30, 2015, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, and decreases in accounts receivable due to timing of cash receipts, partially offset by a reduction of accrued expenses. In the six months ended September 30, 2014, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges, decreases in accounts receivable due to timing of cash receipts, and increases in deferred revenue which were partially offset by an increase in prepaid expenses and other current assets.

Net cash used in investing activities was $28.1 million for the six months ended September 30, 2015 and $62.9 million in the six months ended September 30, 2014. In the six months ended September 30, 2015, cash used in investing activities was due to $22.9 million in net purchases of U.S. Treasury Bills, $3.1 million of regular capital expenditures, and $2.1 million of spending on the Company’s corporate campus headquarters. In the six months ended September 30, 2014, cash used in investing activities was primarily due to $35.4 million of incremental spending on the Company's planned corporate campus headquarters.
Net cash used in financing activities was $11.1 million in the six months ended September 30, 2015 and $92.4 million in the six months ended September 30, 2014. The cash used in financing activities in the six months ended September 30, 2015 was due to $25.0 million of common stock repurchases partially offset by $8.0 million of proceeds from the exercise of stock options and the employee stock purchase plan and $5.9 million of excess tax benefits recognized as a result of the stock option exercises and restricted stock vesting. The net cash used in financing activities in the six months ended September 30, 2014 was primarily due to $105.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $3.4 million of excess tax benefits recognized as a result of the stock option exercises and $10.5 million of proceeds from the exercise of stock options and the employee stock purchase plan.
Working capital decreased $3.4 million from $283.6 million as of March 31, 2015 to $280.2 million as of September 30, 2015. We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential stock repurchases for at least the next 12 months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, including borrowing under our revolving credit facility, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of September 30, 2015, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of September 30, 2015, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 43% of our sales were outside the United States for the six months ended September 30, 2015. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of $0.3 million and $0.2 million in the three and six months ended September 30, 2015, respectively. We recognized net foreign currency transaction losses of $0.1 million and $0.2 million in the three and six months ended September 30, 2014, respectively. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. Gains and losses from these contracts are recorded in general and administrative expenses. As of September 30, 2015 and March 31, 2015, we did not have any forward contracts outstanding. We recorded net realized losses of $0.1 million related to the settlement of forward exchange contracts in both the three and six months ended September 30, 2015, respectively. We recorded net realized losses of less than $0.1 million in both the three and six months ended September 30, 2014. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against Commvault Systems, Inc., our Chief Executive Officer and our Chief Financial Officer.  The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG).  The suit alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014.  It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. Defendants filed their motion to dismiss the complaint on May 26, 2015, and the Plaintiff’s filed their opposition brief on July 1, 2015. Our reply was filed on August 24, 2015 and a hearing on the motion to dismiss was held on October 13, 2015 but a ruling regarding the motion to dismiss has not been made. We believe that the suit is without merit and we intend to defend ourselves and our officers vigorously.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.  We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
During the second fiscal quarter of the fiscal 2016, we repurchased $32.8 million of common stock, or 912,237 shares, under our share repurchase program.
A summary of our repurchases of common stock during the three months ended September 30, 2015 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
July 2015	—	—	—
August 2015	518,700	$36.97	518,700	$80,825,573
September 2015	393,537	$34.63	393,537	$67,197,387	**
Three months ended September 30, 2015*	912,237	$35.96	912,237
*Based on trade date (not settlement date)
**On October 22, 2015, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2017 and authorized an increase to the existing share repurchase program so that $150.0 million is now available.
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

Commvault Systems, Inc.

Dated:	October 29, 2015	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	October 29, 2015	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document