Form 10-K
period 2016-03-31
COMMVAULT SYSTEMS INC
filed 2016-05-06
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of September 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $1.4 billion.
As of April 29, 2016, there were 44,223,244 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2016. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2016

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
Company Overview
Commvault is a leading provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. Key features of our software platform include:

•	Data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, NAS shares, cloud-based infrastructures, and mobile devices;

•	Management through a single console; view, manage, and access all functions and all data and information across the enterprise;

•	Multiple protection methods including backup and archive, snapshot management, replication, and content indexing for eDiscovery;

•	Efficient storage management using deduplication for disk, tape and cloud;

•	Integration with the industry's top storage arrays to automate the creation of indexed, application-aware hardware snapshot copies across multi-vendor storage environments;

•	Complete virtual infrastructure management supporting multiple hypervisors, including VMware and Hyper-V;

•	Security capabilities to limit access to critical data, provide granular management capabilities, and provide single sign on access for Active Directory users;

•	Policy based data management, allowing users to manage data based on business needs and not physical location; and

•	An end-user experience that allows them to protect, find and recover their own data using common tools such as web browsers, Microsoft Outlook and File Explorer.
Commvault software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle, and through sharing and better utilization of storage resources across the enterprise. We can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.

Commvault software is built upon an innovative single platform architecture. We refer to the single, unified code base underlying each of our applications as our Single Platform. Our Single Platform is unique and differentiates us from our competitors, some of whom address market needs by offering multiple and disparate point products that have come together as a collection often as a result of acquisition strategies. We believe that the disparate and point product approach forces users to install and maintain separate products requiring their own infrastructure, training, maintenance and management which can result in a complex and costly environment for customers who are looking for a single solution that will improve operations, minimize risk and reduce overall costs.

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. As of March 31, 2016, we had licensed our data and information management software to over 22,500 registered customers.

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
Data is widely considered to be one of an organization’s most valued and strategic assets. The increasing reliance on critical enterprise software applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools is resulting in the rapid growth of data across all enterprises. Government regulations, such as those issued under the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act ("HIPAA"), Government Paper Elimination Act ("GPEA"), Homeland Security, the Patriot Act, Freedom of Information Act ("FOIA"), the Basel Committee on Banking Supervision ("The Basel Accords"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as company policies requiring data access, protection and preservation, are expanding the proportion of data that must be archived and easily accessible for future use. In addition, ensuring the security, availability and integrity of the data has become a critical task as regulatory compliance and corporate governance objectives affecting many organizations mandate the creation of multiple copies of data with longer and more complex retention requirements.
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
Our Software
Our software licenses typically provide for a perpetual right to use our software and are sold on a per terabyte capacity basis, per-copy, as site licenses or as a solution set. In recent years, the vast majority of our software revenue has been sold on a capacity basis and we expect this to remain true in the near future. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various functionalities discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.

Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set, and per user for our endpoint data protection solution set. These Solution Sets are purpose-built offerings designed to accelerate private, public and hybrid cloud adoption that seamlessly integrate with our single platform software, offering a path towards holistic data management while allowing customers to utilize functionality that addresses the point solution requirements their business dictates. We primarily sell Solution Sets for virtual machine backup, recovery and cloud management; endpoint data protection; and email archive.
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

Commvault Software Solutions
The Commvault software suite contains solutions that are all built on a single unified code base and platform to protect, manage and access data and information. Within the platform, tightly integrated, powerful software features deliver functionality throughout physical and virtual environments to help protect and recover data, manage costs and complexity and gain better insight into information. Our primary software solutions are Data Protection, Backup and Recovery; Cloud and Infrastructure Management; and Retention and Compliance.
Data Protection, Backup and Recovery
Our Data Protection, Backup and Recovery software solutions provide enterprise-level backup and recovery from a single, centralized management console. It covers the full range of data sources, file types, storage media and backup modes - from snapshots to streaming. Our integrated, automated data protection approach provides a single, complete view of all stored data no matter where if it is on premise or in the cloud. Our software solution allows for the backup of databases, files, applications, endpoints and virtual machines (VMs) with maximum efficiency according to data type and recovery profile. It also helps to optimize storage with deduplication, recover data rapidly and easily and leverage reports to continually improve backup and recovery processes.
Virtual Machines (VMs) and Cloud Platforms
Our software solution for VM backup, recovery and cloud management delivers a number of benefits such as: VM recovery with live recovery options; backup to and in the cloud; custom-fit data protection for SLAs; broad hardware snapshot management; and workload portability across physical, virtual and cloud platforms. We offer a cloud management solution across multiple VM and cloud platforms, including Amazon Web Services (AWS), Microsoft Azure and VMware.
Databases
We provide a simple way to protect and recover business-critical databases through automatic discovery, push-button recovery, intuitive deduplication, cloning/replication, and by hardware snapshots through built-in application integration. We believe we eliminate the need for multiple, costly backup tools and complex scripting, while improving database performance. Our objective is to accelerate recovery and shrink backup windows, while providing granular, table-level recovery.
Email and Enterprise Applications
Email along with enterprise applications are critical to a business. We believe a significant portion of business-critical information is stored in email so reliable backup and recovery is essential. Commvault Data Protection, Backup and Recovery gives users self-service access to search and restore messages without IT intervention. Our solution provides an enterprise a single solution to backup, restore and archive their important messaging applications. In addition, we provide our customers the ability to protect a wide range of applications, such as SharePoint, Exchange, Outlook, Office 365, and SAP enterprise software solutions.
File Protection and Recovery
Our software solution brings unstructured data into management. Our File Protection and Recovery solution make it easy to find, recover and restore lost or damaged files at any level of granularity, from single files to whole file systems. In addition, business files stored in third-party file sharing applications can be protected in a secure, searchable and centralized virtual repository. Our integrated snapshot management indexes snapshots to make them searchable, making file recovery an easy process.

Endpoint Data Protection
Our Endpoint Data Protection solution enables data created and stored on laptops and desktops to be accessible anytime with a self-service recovery portal accessible from any web browser or mobile device. Our solution covers endpoint data on laptops, desktops and other devices with source-side deduplication, opportunistic scheduling and bandwidth throttling.
Source-side Deduplication
Our software solutions integrate deduplication functionality directly into our software for a backup and recovery approach that is scalable and cost effective. Source-side deduplication can boost backup speeds while decreasing storage and network resource consumption whether protecting data in private or public clouds, remote office servers, laptops or critical applications in the data center.
Cloud and Infrastructure Management
Our Cloud and Infrastructure Management software solutions provide an efficient way to manage storage hardware and virtual infrastructure as data volumes grow and more applications move to the cloud.
VM and Cloud Management
Our holistic approach to cloud management allows companies to manage a virtual infrastructure across multiple hypervisors and cloud platforms. Our VM and Cloud Management solution can streamline operations over the entire VM lifecycle, from provisioning to protection to decommissioning. With our software solution, companies can manage VMware, Microsoft Hyper-V, Amazon Web Services EC2 and Microsoft Azure hypervisors through a single solution to get the most out of all their technologies.
Snapshot Management
Our software solutions can simplify snapshot management with a single console for many hardware storage vendors. Our built-in reporting and alerting lets users perform more detailed utilization and capacity planning for hardware snapshots. With our Snapshot Management software solution, hardware snapshots can be managed across a wide selection of vendors such as DataCore, Dell, EMC, Fujitsu, Hewlett Packard, Hitachi Data Systems, Huawei, IBM, INFINIDAT, NetApp, Nimble Storage, Nutanix, Oracle ZFS and Pure Storage. Our underlying IntelliSnap™ technology provides the multi-vendor flexibility.
Workflow Automation
Our software solutions automate repetitive or highly complex data management tasks by combining individual process sets in a specific order or decision tree. Configuring our software to meet company specific IT needs can be achieved whether using our pre-built workflows or design or a company’s own with our graphical user interface.
Retention and Compliance
Our single virtual content repository makes it easier to index, archive and search managed data using our Retention and Compliance software solutions.
Content Based Retention
Our Content Based Retention solution provides for user-defined retention policies to automatically organize, classify and store information based on relevant and usable criteria, such as file name, type, content, tags and keywords which can reduce complexity and risk of storing massive volumes of data.
Enterprise Search and E-Discovery
Our Enterprise Search and E-Discovery solution allows users to find information needed to satisfy internal search requirements or respond to external eDiscovery requests. We believe our software solution can minimize risk and exposure by providing a single, integrated platform for enterprise search and eDiscovery across the full range of devices, apps and file types.

Email Archiving
Our single, unified data management platform supports detailed archiving policies for email environments, including cloud email solutions like Microsoft Office 365. Users can classify data by application and automate email data management, even as volumes continue to grow. We also streamline eDiscovery across data silos, making email data accessible via a single, comprehensive platform.
Data Loss Prevention
Our software solutions include a number of built-in endpoint data protection and security features to help prevent unauthorized access and, if necessary, quickly restore files or applications to a new device. We believe our comprehensive approach to data loss prevention makes it easy to minimize compliance and litigation risks associated with losing critical business data.
Secure File Sharing
Our enterprise file-sharing capabilities allow for anytime access to data through a private cloud that is more secure than email or consumer file-sharing services. End-users can collaborate and still remain compliant with data-governance requirements while reducing the risk of exposing sensitive corporate data to unauthorized access.
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

•
Enhanced Support Options.    We offer several enhanced customer support services such as Enterprise Support. Our Enterprise Support service is for customers with critical support needs and builds on our 24/7 real-time support deliverables and includes various levels of enhanced services to ensure dedicated support and customized reporting. Enterprise Support adds a specialized team of technical support engineers, an assigned support account manager and innovative tools to achieve our customers’ mission.

Our technology consultants ensure that our customers software environment is designed for optimal results and will continue to deliver over the long term. This same team of experts can install, configure, personalize and validate that environment so customers can achieve a better return on investment, faster and with more confidence

•
Technology Consulting Services.    Our technology consulting ensure that a customer’s software environment is designed for optimal results and will continue to deliver over the long term. We offer services such as architecture design; implementation; personalization; data migration; and health assessment. In addition, our residency services offer customers staff-augmentation options to assist with the rapid expert deployment of the Commvault software suite.

•
Business Consulting Services.    Our business consultants provide transformational insights that align to how specific businesses gather, retain and employ data. We offer services such as disaster recovery readiness and policy implementation; private cloud services design; data classification and archive policy implementation; and operational efficiency assessment.

•
Education Services.    We provide global onsite training, offsite training and self-paced online alternatives for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials. In addition, we offer a Commvault Certification Program that validates expertise and advanced knowledge in topics, including Commvault Core Fundamentals, Implementation and Maintenance. We also offer more advanced Specialist, Engineer and Master technologies. We believe certified personnel can increase a company's productivity and reduce operating costs.

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
Technology Alliance Partners.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Bull, Cisco, Citrix, Fujitsu, HP, Microsoft, Oracle, SAP, and VMware. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2016, we had more than 500 reseller partners and systems integrators that have distributed our software worldwide.
In order to broaden our market coverage, we work closely with our Global Original Equipment Manufacturer ("OEM") Partners, investing significant time and resources to deliver unique, joint solutions incorporating Commvault software. These partners team with our technical, engineering, marketing and sales force on helping to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data and information management needs. Our alliance managers work directly with Global OEM Partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions. Our most significant OEM partner is Hitachi Data Systems. Hitachi Data Systems has no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 15% of our total revenues in fiscal 2016 and in fiscal 2015.

Additionally, we have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avent Inc. Pursuant to these distribution agreements, these distributors' primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for approximately 38% of our total revenue in fiscal 2016 and 36% in fiscal 2015.
Service Provider Partners. Our software is the data protection platform for over 200 service providers, which provide cloud-based solutions to client systems worldwide. As companies of all sizes and markets rapidly adopt cloud infrastructures for improved costs, speed and agility, we remain committed to these strategic relationships to address this growing trend.  Customers looking to move IT operations into the cloud depend on service providers to help them migrate, manage and protect their cloud infrastructures. We have partnered with a broad ecosystem of service provider partners so they can effectively deliver data management-as-a-service solutions based on Commvault software across geographies, vertical markets and offerings. Leading providers who have integrated Commvault software into their cloud solution portfolios include Microsoft Windows Azure, Amazon S3, Glacier, NetApp, and Rackspace.
Customers
We sell Commvault software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2016, we had licensed our software applications to over 22,500 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
Technology
We believe our Single Platform serves as a major differentiator versus our competitors’ data and information management software products. Our Single Platform’s unique indexing, cataloging, data movement, media management and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data and information management software applications. Additional options enable content search, data encryption and auditing features to support data discovery and compliance requirements. Each of these solutions share a common architecture consisting of three core components: intelligent agent software, data movement software and command and control software. These components may be installed on a single host server, or each may be distributed over many servers in a global network. Additionally, the modularity of our software provides deployment flexibility. The ability to share storage resources across multiple data and information management applications provides easier data and information management and lower total cost of ownership. We participate in industry standards groups and activities that we believe will have a direct bearing on the data and information management software market.
Sales and Marketing
We sell our data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2016, we had 775 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.
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

Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2016, we had 526 employees in our research and development group, of which 169 are located in our Hyderabad and Bangalore development centers in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $69.3 million on research and development activities in fiscal 2016, $64.1 million in fiscal 2015 and $55.1 million in fiscal 2014.
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

•	EMC

•	IBM

•	Veritas

•	Veeam
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
From a customer perspective, highly integrated products such as ours, which are based on a single, unified, underlying code base, are easier and less expensive to deploy, operate and manage. This flexibility, in turn, makes it significantly easier to scale our products over a customer’s entire IT environment. Supporting and enhancing our products is made more efficient due to this single, unified, underlying code base, unlike our competitors who are required to support and enhance multiple, disparate products, most of which are based on differing underlying software code. Supporting multiple, disparate products places more onerous and costly demands on our competitors’ internal human and operational capital. We believe that Commvault software, because of its unique architecture, creates a compelling functional, integration, scalability and support advantage. We continue to expand our worldwide sales infrastructure and increase our distribution throughout the Americas, Europe, Middle East, Africa, Australia and Asia to meet the needs of our business.

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
As of March 31, 2016, we had 428 issued patents and 266 pending patent applications in the United States, as well as 89 issued patents in foreign countries and 31 pending foreign patent applications. No single patent, copyright, trademark, license, or other intellectual property right is solely responsible for protecting our products or services. Moreover, we may lack adequate patent or other intellectual property protection for certain innovations that later turn out to be important to our business. Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
Changes to patent laws or regulations in the U.S. and other foreign jurisdictions, or new interpretations of these laws and regulations, could also diminish the value of our patents and patent applications or narrow the scope of our patent protection. For example, changes in patent laws and regulations in the U.S. and new patent laws in Europe may affect the ability of companies, including Commvault, to protect innovations, bring patent infringement claims, and defend against claims of patent infringement. The costs of compliance with these laws and regulations are high and are likely to increase in the future.
Despite our efforts to protect our trade secrets and proprietary rights through patents and license and confidentiality agreements, unauthorized parties may still attempt to copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations but effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be negatively impacted.
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
Some of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software and we may incorporate open source software into other products in the future. The use of such open source software may ultimately subject some products to unintended conditions, such as royalty-free licensing of proprietary portions of our products, disclosing proprietary parts of our source code, or commencing costly product redesigns that could result in a loss of intellectual property rights, product performance degradation, or a delay in shipping products to customers, and which may negatively affect our business, financial condition, operating results, cash flow and ability to commercialize our products or technologies.
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

In the United States, we own federal registrations for or have common law trademark rights in the following marks: Commvault, the “C hexagon” logo & Commvault, the “CV” Logo & Commvault, the “C hexagon” logo, the “CV” logo, Commvault Systems, Solving Forward, SIM, Singular Information Management, Simpana, Simpana (logo), Commvault Galaxy, Commvault Edge, Unified Data Management, Edge Drive, QiNetix, Quick Recovery, QR, CommNet, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, IntelliSnap, Simpana OnePass, Recovery Director, CommServe, CommCell, ROMS, Distinctly Data and CommValue. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.
Employees
As of March 31, 2016, we had 2,379 employees worldwide, including 775 in sales and marketing, 526 in research and development, 842 in customer services and support and 236 in general and administration.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 1, 2016:

Name	Age	Position
N. Robert Hammer	74	Chairman, President and Chief Executive Officer
Alan G. Bunte	62	Executive Vice President, Chief Operating Officer
Brian Carolan	45	Vice President, Chief Financial Officer
Ron Miiller	49	Senior Vice President of Worldwide Sales
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
Ron Miiller has served as our Senior Vice President of Worldwide Sales since April 2011. Prior to his current role, Mr. Miiller served as our Vice President of Sales, Americas from January 2005 to March 2011 and as our Central Region Sales Manager from March 2000 to December 2004. Prior to joining our company, Mr. Miiller served as Director, Central Region Sales for Softworks, Inc., an EMC company, from March 1997 through March 2000, and prior to that Mr. Miiller was with Moore Corporation, a diversified print and electronic communications company from 1989 through March 1997 in various leadership roles. Mr. Miiller received his bachelor of science degree in marketing from Ball State University.

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
The data and information management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include EMC, IBM, Veritas and Veeam.
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
In addition, we have distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow and Avnet. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers have been transitioned to either Arrow or Avnet. Sales through our distribution agreement with Arrow accounted for approximately 38% of our total revenues for fiscal 2016 and approximately 36% for fiscal 2015. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.
Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 15% of our total revenues for fiscal 2016 and fiscal 2015.

If we transition a significant amount of our software revenue to subscription, or term based, license arrangements it could have a significant adverse impact on our results of operations.

Historically, an insignificant amount of our revenue has been sold under subscription or term based, license arrangements. In these arrangements, the customer generally has the right to use the software on either a per terabyte capacity basis or per-copy basis over a designated period of time. Revenue in these arrangements is recognized ratably over the term of the agreement. This is different from our sales of perpetual software licenses, in which revenue is typically recognized upon the receipt of a purchase order or other persuasive evidence and when all other basic revenue recognition criteria are met. If a more significant proportion of our transactions were to be sold under a time-based arrangement there could be a decline in revenue, income from operations, net income and net income per common share versus if those transactions were sold under a perpetual model.
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
Most of our maintenance agreements are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers do not renew their annual maintenance and support agreements either at all, or on terms that are less favorable to us, our business and financial performance might be adversely impacted.
In addition, we are currently going through a re-alignment of our maintenance pricing to be more competitive in the market and make it easier for our customers to do business with Commvault. This maintenance pricing re-alignment will phase in over the next 12 months and is primarily focused on the mid- to lower-end of the market (non-enterprise customers) which impacts approximately a quarter of our existing maintenance revenue dollar base. If we are not successful with our maintenance pricing re-alignment strategy, our business and financial performance might also be adversely impacted.

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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which remains pending with the court. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows.

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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $69.3 million, or 12% of our total revenues in fiscal 2016, $64.1 million, or 11% of our total revenues in fiscal 2015 and $55.1 million, or 9% of our total revenues in fiscal 2014. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
Our 2006 Long-Term Stock Incentive Plan expires during 2016. If our shareholders do not approve a new stock inventive plan it could make it more difficult to attract, retain and motivate key personnel.

Our international sales and operations are subject to factors that could have an adverse effect on our results of operations.
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 42% of our revenues from outside the United States in fiscal 2016 and 43% for fiscal 2015. International revenue decreased 4% in fiscal 2016 compared to fiscal 2015. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
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
We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction. As of March 31, 2016, we had net deferred tax assets of approximately $50.0 million, which were primarily related to stock compensation, deferred revenue and tax credits. We expect our cash taxes to continue to align with our effective tax rate over the next several years.

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
We own our corporate campus headquarters in Tinton Falls, New Jersey. We have limited experience in the ownership and management of real property. In addition, we are subject to the risks of owning real property including the possible need for structural improvements in order to comply with zoning and other legal or regulatory requirements. Furthermore, we are subject to adverse changes in the value of this property due to interest rate changes, changes in the market in which the property is located or other factors. Also, if we decide to sell our real property in the future and are not able to recover all capitalized costs, it could have a material adverse effect on our financial condition and operating results.
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

We have a $250 million revolving credit facility. If we were to borrow substantially against this facility the indebtedness could have adverse consequences, including:

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

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles (“GAAP”) under SEC regulations and those who are required to follow IFRS outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us.

Risks from investing in growth opportunities could impact our business.

We may invest in growth opportunities, such as high-value market segments of enterprise computing, managed services and cloud computing.  Even though we believe cloud computing, in its various forms, represents a long term industry trend in the way that applications are delivered, data is stored and information is retrieved, there can be no assurance that our investment in cloud, and related managed services and infrastructure management will be validated in the marketplace.  Similarly, there is no assurance that our investments in high-value market segments will drive revenue growth or market share gains.  Customer adoption rates and viable economic models are less certain in high-value and rapidly-growing segments, and new product and services offerings may unfavorably impact demand for our other products or services.
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
During the past several years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements and other regulatory and compliance requirements, including compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”). Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. We provide business practices training to our employees worldwide. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent employees.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal administrative, sales, marketing, customer support and research and development facility is located at our owned corporate headquarters in Tinton Falls, New Jersey.
In addition, we have offices in the United States in California, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, Oregon, Texas, and Virginia; and outside the United States in Kanata, Ontario; Toronto, Ontario; Reading, United Kingdom; Oberhausen, Germany; Utrecht, Netherlands; Milan, Italy; Stockholm, Sweden; Zurich, Switzerland; Istanbul, Turkey; Paris, France; Madrid, Spain; Dubai, United Arab Emirates; Moscow, Russia; Warsaw, Poland; Johannesburg, South Africa; Riyadh, Saudi Arabia; Tel Aviv, Israel; Beijing, China; Shanghai, China; Guangzhou, China; Chengdu, China; Hong Kong; Sydney, Australia; Melbourne, Australia; Canberra, Australia; Auckland, New Zealand; Tokyo, Japan; Singapore; Mexico City, Mexico; Kuala Lumpar, Malaysia; Bangkok, Thailand; Sao Paulo, Brazil; Seoul, South Korea; Mumbai, India; New Delhi, India; Bangalore, India; and Hyderabad, India.

Item 3.	Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Except as discussed below, we do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which remains pending with the court. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows.

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

	Common Stock
	2016		2015
	High	Low	High	Low
First Quarter	$47.46	$42.41	$70.80	$46.07
Second Quarter	$41.31	$33.96	$55.83	$47.13
Third Quarter	$42.91	$34.54	$54.03	$42.88
Fourth Quarter	$43.17	$30.41	$51.55	$43.45
On April 29, 2016, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $43.77 per share.
Stockholders
As of April 29, 2016, there were approximately 55 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2011 and March 31, 2016, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2011 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2011 was the closing sales price of $39.88 per share.
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

	3/31/2011	3/30/2012	3/28/2013	3/31/2014	3/31/2015	3/31/2016
Commvault	100.0	124.5	205.6	162.9	109.6	108.2
NASDAQ Composite Index	100.0	111.2	117.5	151.0	176.2	175.1
NASDAQ Computer Index	100.0	119.3	111.0	145.5	174.0	184.1
Issuer Purchases of Equity Securities
During the three months ended March 31, 2016, we repurchased $56.9 million of common stock (1.6 million shares). During the year ended March 31, 2016, we repurchased $91.5 million of common stock (2.6 million shares), under our share repurchase program. As of May 6, 2016, there is $93.1 million remaining in the share repurchase program which expires on March 31, 2017.

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total of Purchases	Approximate dollar value of shares that may yet be purchased under the program
January 2016	476,967	$31.13	$14,847,884	$135,152,116
February 2016	1,120,688	$37.52	$42,049,402	$93,102,714
March 2016	—	$—	—	$93,102,714
Three months ended March 31, 2016	1,597,655	$35.61	$56,897,286

Item 6.	Selected Financial Data
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

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$258,793	$283,254	$294,411	$251,508	$201,800
Services	336,333	324,289	291,929	244,342	204,839
Total revenues	595,126	607,543	586,340	495,850	406,639
Cost of revenues:
Software	2,385	2,442	2,588	2,863	2,747
Services	80,327	79,626	71,713	62,089	50,660
Total cost of revenues	82,712	82,068	74,301	64,952	53,407
Gross margin	512,414	525,475	512,039	430,898	353,232
Operating expenses:
Sales and marketing	352,669	335,980	283,304	247,696	219,025
Research and development	69,287	64,143	55,134	47,356	39,936
General and administrative	78,848	78,063	67,106	50,119	40,619
Depreciation and amortization	9,611	8,505	6,075	4,832	4,353
Total operating expenses	510,415	486,691	411,619	350,003	303,933

Income from operations	1,999	38,784	100,420	80,895	49,299
Interest expense	(933)	(665)	—	—	(57)
Interest income	862	773	890	1,059	750
Equity in loss of affiliate	(83)	—	—	—	—
Income before income taxes	1,845	38,892	101,310	81,954	49,992
Income tax expense	1,709	13,242	37,246	28,745	18,052
Net income	$136	$25,650	$64,064	$53,209	$31,940
Net income per common share:
Basic	$0.00	$0.56	$1.36	$1.17	$0.72
Diluted	$0.00	$0.54	$1.29	$1.10	$0.68
Weighted average shares used in computing per share amounts:
Basic	45,159	45,464	46,976	45,463	44,089
Diluted	46,489	47,222	49,642	48,330	47,201

	As of March 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$288,107	$337,673	$457,733	$433,964	$297,088
Short-term investments	99,072	49,936	24,976	1,948	3,146
Working capital	252,413	267,480	387,004	343,094	222,301
Total assets	714,573	713,466	755,384	604,854	432,688
Deferred revenue	244,866	229,735	209,575	184,270	147,373
Total stockholders’ equity	396,268	407,010	462,578	354,017	229,984

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of data and information management software applications and related services. Our software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. Our platform contains software functionality that that works together seamlessly, sharing a single code and common function set to deliver Data Protection - Backup & Recovery; Cloud and Infrastructure Management; and Retention and Compliance across physical, virtual and cloud environments. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. Our software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. Key features of our software platform include:

•	Data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, NAS shares, cloud-based infrastructures, and mobile devices;

•	Management through a single console; view, manage, and access all functions and all data and information across the enterprise;

•	Multiple protection methods including backup and archive, snapshot management, replication, and content indexing for eDiscovery;

•	Efficient storage management using deduplication for disk, tape and cloud;

•	Integration with the industry's top storage arrays to automate the creation of indexed, application-aware hardware snapshot copies across multi-vendor storage environments;

•	Complete virtual infrastructure management supporting multiple hypervisors, including VMware and Hyper-V;

•	Security capabilities to limit access to critical data, provide granular management capabilities, and provide single sign on access for Active Directory users;

•	Policy based data management, allowing users to manage data based on business needs and not physical location; and

•	An end-user experience that allows them to protect, find and recover their own data using common tools such as web browsers, Microsoft Outlook and File Explorer.
Our software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle, and through sharing and better utilization of storage resources across the enterprise. We can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of March 31, 2016 we had licensed our software applications to over 22,500 registered customers.
History and Background
In early 2000, we launched Commvault Galaxy for backup and recovery, a storage industry award winner. In the years since, Commvault has forged numerous alliances with top software application and hardware vendors, such as HP, Hitachi Data Systems, Microsoft, Network Appliance, Fujitsu, Novell and Oracle, to enhance capabilities and to create a premiere suite of data and information management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data. In addition to Data Protection - Backup & Recovery, the subsequent release of our other software application technologies has increased our addressable market. Each software technology can be used individually or in combination with other technologies from our single platform suite.

Our software licenses typically provide for a perpetual right to use our software and are sold on a per terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. During the fiscal year ended March 31, 2016, approximately 73% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Commvault functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the near future. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Our primary solution sets in our software suite include virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. These solution sets can be individually deployed or combined as part of a comprehensive data protection and information management solution. Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
Historically, an insignificant amount of our revenue has been sold under subscription, or term based, license arrangements.  In these arrangements, the customer generally has the right to use the software on either a capacity basis or per-copy or per-unit basis over a designated period of time.  Revenue in these arrangements is recognized ratably over the term of the agreement.  Over the next several years we expect revenue from these types of arrangements to become a more significant portion of our total revenue.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 43% of our total revenues for fiscal 2016, 47% for fiscal 2015 and 50% for fiscal 2014.
In recent fiscal years, we generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 53% of our software revenue in fiscal 2016, 56% for fiscal 2015 and 57% for fiscal 2014.
Software revenue generated through indirect distribution channels was 86% of total software revenue in fiscal 2016, 82% in fiscal 2015 and 87% in fiscal 2014. Software revenue generated through direct distribution channels was 14% of total software revenue in fiscal 2016, 18% in fiscal 2015 and 13% in fiscal 2014. The dollar value of software revenue generated through indirect distribution channels decreased approximately $11.4 million, or 5%, in fiscal 2016 compared to fiscal 2015. The dollar value of software revenue generated through direct distribution decreased $13.1 million, or 26%, in fiscal 2016 compared to fiscal 2015. The decrease in the dollar value of software revenue growth generated through our direct sales force compared to our indirect distribution channels in fiscal 2016 is primarily the result of a decrease in software revenue from several large enterprise transactions which were conducted through our direct sales force in fiscal 2015. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
Our primary original equipment manufacturer agreement is with Hitachi Data Systems (HDS) and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our OEM partners, including HDS, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements accounted for 15% of our total revenues for fiscal 2016 and fiscal 2015.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 38% of our total revenues through Arrow in fiscal 2016, approximately 36% of our total revenues in fiscal 2015 and approximately 31% of our total revenues in fiscal 2014. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Our services revenue was 57% of our total revenues for fiscal 2016, 53% for fiscal 2015 and 50% for fiscal 2014. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.
Most of our customer support agreements are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed. In addition, we are currently going through a re-alignment of our maintenance pricing to be more competitive in the market and make it easier for our customers to do business with Commvault. This maintenance pricing re-alignment will phase in over the next 12 months and is primarily focused on the mid- to lower-end of the market (non-enterprise customers) which impacts approximately a quarter of our existing maintenance revenue dollar base. If we are not successful with our maintenance pricing re-alignment strategy, our business and financial performance might also be adversely impacted.
The gross margin of our services revenue was 76.1% for fiscal 2016, and 75.4% for fiscal 2015 and fiscal 2014. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99.1% for fiscal 2016, fiscal 2015 and fiscal 2014. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 42% of our total revenue for fiscal 2016, 43% for fiscal 2015 and fiscal 2014. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2015, our software revenue would have been higher by $12.4 million, our services revenue would have been higher by $16.3 million, our cost of sales would have been higher by $4.2 million and our operating expenses would have been higher by $17.3 million from non-U.S. operations for fiscal 2016.
Using the average foreign currency exchange rates from fiscal 2014, our software revenue would have been higher by $7.1 million, our services revenue would have been higher by $5.7 million, our cost of sales would have been higher by $1.2 million and our operating expenses would have been higher by $5.7 million from non-U.S. operations for fiscal 2015.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.2 million in fiscal 2016, $0.1 million in fiscal 2015, and $0.3 million in fiscal 2014.

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
Stock-Based Compensation
As of March 31, 2016, we maintain two stock incentive plans, which are described more fully in Note 8 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. Compensation for share-based payment awards is generally recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. However, awards granted to senior executives that include market or performance conditions are recognized using the accelerated method.
We estimated the fair value of stock options granted using the Black-Scholes formula. The fair value of restricted stock units awarded is determined based on the number of shares granted and the closing price of our common stock on the date of grant. We expect in the future that we will no longer grant stock options and all awards will be granted as restricted stock units.
We incorporate our historical data into the expected term calculation for stock options granted. As a result, our calculation of expected term includes a combination of actual exercise data and an assumption on when the remaining outstanding options with similar characteristics will be exercised based on our historical data. In determining expected life, we separate employees into groups that have historically exhibited similar behavior with regard to option exercises. Expected volatility is calculated based on a blended approach that includes the implied volatility of our traded options with a remaining maturity greater than six months and the historical realized volatility of our common stock. The risk-free interest rate is determined by reference to U.S. Treasury yield curve rates with a remaining term that is approximately the expected life assumed at the date of grant. Forfeitures are estimated based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model in the fiscal years ended March 31, 2016 and 2015 are as follows:

	Year Ended March 31,
	2016	2015
Dividend yield	None	None
Expected volatility	39% - 43%	41% - 47%
Weighted average expected volatility	41%	46%
Risk-free interest rates	1.29% - 1.75%	1.22% - 2.18%
Weighted average expected life (in years)	4.6	5.7
The weighted average fair value of stock options granted was $15.20 per option during the year ended March 31, 2016 and $20.16 per option during the year ended March 31, 2015. In addition, the weighted average fair value of restricted stock units awarded was $37.27 per share during the year ended March 31, 2016 and $46.62 per share during the year ended March 31, 2015.

In October 2015, we granted 133,000 market performance stock units to certain executives. The vesting of these awards is contingent upon meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. The awards vest in 3 annual tranches and have a maximum potential to vest at 200% (266,000 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted in October was $42.69.
As of March 31, 2016, there was approximately $105.5 million of unrecognized stock-based compensation expense related to all of the Company's employee stock plans, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.15 years. The intrinsic value of the options outstanding as of March 31, 2016 was $53.2 million, of which $52.8 million related to vested options and $0.4 million related to unvested options. We anticipate that future grants under our stock incentive plans will include restricted stock units.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2016, we had net deferred tax assets of approximately $50.0 million, which were primarily related to stock-based compensation, deferred revenue and tax credits. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. During the year ended March 31, 2016, we increased the valuation allowance by $1.4 million against our deferred tax assets which now totals $2.8 million. All of the valuation allowance we have recorded at March 31, 2016 is related to New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.
At March 31, 2016, we have federal and state research tax credit ("R&D") carryforwards of approximately $3.4 million and $3.9 million, respectively. The federal research tax credit carryforwards expire from 2025 through 2036, and the state research tax credit carryforwards expire from 2016 through 2023. At March 31, 2016, we have federal Alternative Minimum Tax credit carryforwards of $1.1 million.
As of March 31, 2016, we had unrecognized tax benefits of $2.0 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.3 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2016. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2013 - Present
New Jersey	2012 - Present
Foreign jurisdictions	2011 - Present
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

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding numbers in column may not sum to totals):

	Year Ended March 31,
	2016	2015	2014
Revenues:
Software	43%	47%	50%
Services	57%	53%	50%
Total revenues	100%	100%	100%
Cost of revenues:
Software	—%	—%	—%
Services	13%	13%	12%
Total cost of revenues	14%	14%	13%
Gross margin	86%	86%	87%
Fiscal year ended March 31, 2016 compared to fiscal year ended March 31, 2015
Revenues
Total revenues decreased $12.4 million, or 2%, from $607.5 million in fiscal 2015 to $595.1 million in fiscal 2016.
Software Revenue.    Software revenue decreased $24.5 million, or 9%, from $283.3 million in fiscal 2015 to $258.8 million in fiscal 2016. Software revenue represented 43% of our total revenues in fiscal 2016 compared to 47% in fiscal 2015.
The overall decrease in software revenue was primarily driven by a decline in the number of enterprise software transactions (transactions greater than $0.1 million), which decreased by $22.8 million, or 14% in fiscal 2016 compared to fiscal 2015. Enterprise software transactions represented approximately 53% and 56% of our software revenue in fiscal 2016 and fiscal 2015, respectively. The decrease in enterprise software transactions is due to a 10% decrease in the number of transactions of this type and a 4% decrease in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $268,000 in fiscal 2016 and approximately $281,000 in fiscal 2015. Software revenue derived from transactions less than $0.1 million decreased $1.6 million, or 1%, in fiscal 2016 compared to fiscal 2015.
We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 60%, 29% and 11% of total software revenue, respectively, for the fiscal year ended March 31, 2016. The year over year decline of Software Revenue in the Americas, EMEA and APAC was 11%, 1% and 11%, respectively.
Software revenue for the fiscal year ended March 31, 2016 in the Americas was impacted by lower productivity in our Americas sales organization which resulted in a decline in both enterprise transactions and non-enterprise transactions during fiscal 2016 compared to fiscal 2015. The decrease in enterprise transactions was primarily a result of a decline in the number of enterprise transactions. The decline in EMEA software revenue was the result of changes in foreign exchange rates as the U.S. dollar strengthened significantly against the Euro and British pound sterling. Using average foreign exchange rates from fiscal 2015, fiscal 2016 EMEA software revenue increased 8% compared to an actual reported EMEA software revenue decline of 1%. APAC software revenue was also impacted by the strengthening of the U.S. dollar. Using average foreign exchange rates from fiscal 2015, fiscal 2016 APAC software revenue decreased 1% compared to an actual reported APAC software revenue decrease of 11%. APAC software revenue was also adversely impacted by a decline in enterprise transactions. Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) decreased $11.4 million, or 5% in fiscal 2016 compared to fiscal 2015, and software revenue through our direct sales force decreased $13.1 million, or 26% in fiscal 2016 compared to fiscal 2015. For additional discussion on software revenue derived from our direct sales force see the “Sources of Revenue” section.

Services Revenue.    Services revenue increased $12.0 million, or 4%, from $324.3 million in fiscal 2015 to $336.3 million in fiscal 2016. Services revenue represented 57% of our total revenues in fiscal 2016 compared to 53% in fiscal 2015. The net increase in services revenue is due to a $15.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $0.6 million, or 1%, from $82.1 million in fiscal 2015 to $82.7 million in fiscal 2016. Total cost of revenues represented 14% of our total revenues in both fiscal 2016 and fiscal 2015.
Cost of Software Revenue.    Cost of software revenue was $2.4 million in both fiscal 2016 and 2015, representing approximately 1% of software revenue.
Cost of Services Revenue.    Cost of services revenue increased $0.7 million, or 1%, from $79.6 million in fiscal 2015 to $80.3 million in fiscal 2016. Cost of services revenue represented 24% and 25% of our services revenue in fiscal 2016 and fiscal 2015, respectively.
Operating Expenses
Sales and Marketing.    Sales and marketing expenses increased $16.7 million, or 5%, from $336.0 million in fiscal 2015 to $352.7 million in fiscal 2016. The increase is primarily due to a $16.3 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. Sales and marketing expenses as a percentage of total revenues increased to 59% in fiscal 2016 compared to 55% in fiscal 2015, primarily due to higher compensation costs as a percentage of total revenues related to our field sales teams.
Research and Development.    Research and development expenses increased $5.1 million, or 8%, from $64.1 million in fiscal 2015 to $69.3 million in fiscal 2016. The increase is primarily due to a $4.8 million increase in employee compensation and related expenses attributable to the expansion of our engineering group from the prior year. Research and development expenses as a percentage of total revenues increased to 12% in fiscal 2016 compared to 11% in fiscal 2015. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.    General and administrative expenses increased $0.8 million, or 1%, from $78.1 million in fiscal 2015 to $78.8 million in fiscal 2016. This increase is primarily due to a $4.5 million increase in employee and related compensation due to higher headcount which is partially offset by a $3.6 million decline in expenses related to our move to a new corporate headquarters in fiscal 2015. General and administrative expenses in fiscal 2016 also includes $0.2 million of net foreign currency transaction gains compared to $0.1 million of net foreign currency transaction gains recognized in general and administrative expenses in fiscal 2015. General and administrative expenses as a percentage of total revenues was 13% in both fiscal 2016 and fiscal 2015.
Depreciation and Amortization.    Depreciation expense increased $1.1 million, from $8.5 million in fiscal 2015 to $9.6 million in fiscal 2016. The increase in depreciation expense is the result of the move to our new corporate campus headquarters in the third quarter of fiscal 2015.
Interest Expense
Interest expense of $0.9 million in fiscal 2016 was related to the amortization of debt issuance costs and commitment fees related to our Revolving Credit Facility. If we were to borrow against the facility in the future we would incur additional interest expense.
Interest Income
Interest income increased $0.1 million, from $0.8 million in fiscal 2015 to $0.9 million in fiscal 2016.

Income Tax Expense
Income tax expense was $1.7 million in fiscal 2016 compared to $13.2 million in fiscal 2015. The decline in income tax expense is the result of a decline in income before taxes. The effective tax rate in fiscal 2016 was 93% as compared to 34% in fiscal 2015. In fiscal 2016, the effective tax rate is higher than the statutory rate due to the amount of unfavorable permanent differences and an increase to the valuation allowance for New Jersey research tax credits. The Company increased the valuation allowance $1.4 million in fiscal 2016 due to lower estimates of forecasted New Jersey taxable income in the periods prior to the research tax credits expiration.
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
Software revenue growth for the fiscal year ended March 31, 2015 in the Americas was impacted by lower productivity in our Americas sales organization which resulted in a decline in both enterprise transactions and non-enterprise transactions during fiscal 2015 compared to fiscal 2014. The decrease in enterprise transactions was a result of a decline in the number of enterprise transactions partially offset by a modest increase the average dollar amount of enterprise transactions. The decline in EMEA software revenue was primarily the result of changes in foreign exchange rates as the U.S. dollar strengthened significantly against the Euro and British pound sterling. Using average foreign exchange rates from fiscal 2014, fiscal 2015 EMEA software revenue increased 2% compared to an actual reported EMEA software revenue decline of 4%. APAC software revenue growth was positively impacted by a year over year increase in enterprise transaction revenue due to a significant increase in the average dollar value of such transactions. The overall increase in APAC software revenue was also partially offset by a strengthening of the U.S. dollar. Using average foreign exchange rates from fiscal 2014, fiscal 2015 APAC software revenue increased 13% compared to an actual reported APAC software revenue increase of 9%. Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the  section.
Software revenue derived from our indirect distribution channel (resellers and original equipment    manufacturers) decreased $23.1 million, or 9% in fiscal 2015 compared to fiscal 2014, and software revenue through our direct sales force increased $12.0 million, or 32% in fiscal 2015 compared to fiscal 2014. For additional discussion on software revenue derived from our direct sales force see the  section.
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

Operating Expenses
Sales and Marketing.    Sales and marketing expenses increased $52.7 million, or 19%, from $283.3 million in fiscal 2014 to $336.0 million in fiscal 2015. The increase is primarily due to a $36.2 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year. The increase in sales and marketing expenses also includes a $6.0 million increase in stock-based compensation expenses and a $3.3 million increase in advertising and marketing related expenses as we continue to build brand awareness for our Simpana products. Sales and marketing expenses as a percentage of total revenues increased to 55% in fiscal 2015compared to 48% in fiscal 2014, primarily due to higher compensation costs as a percentage of total revenues related to our field sales teams.
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
Liquidity and Capital Resources
As of March 31, 2016, our cash and cash equivalents balance of $288.1 million primarily consisted of money market funds. In addition, we have approximately $99.1 million of short-term investments invested in U.S. Treasury Bills at March 31, 2016. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of March 31, 2016, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $144.9 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of March 31, 2016, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the year ended March 31, 2016, we repurchased $91.5 million of common stock (2.6 million shares) under our share repurchase program. In fiscal 2016, we bought back approximately 6% of our common stock that was outstanding at the beginning of the fiscal year. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives. Our stock repurchase program reduces the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings through the repurchase of common stock we believe is undervalued. As of May 6, 2016, there is $93.1 million remaining in the share repurchase program which expires on March 31, 2017. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Net cash provided by operating activities	$84,413	$123,847	$119,137
Net cash used in investing activities	(62,189)	(90,041)	(90,158)
Net cash used in financing activities	(69,970)	(133,640)	(4,078)
Effects of exchange rate — changes in cash	(1,820)	(20,226)	(1,132)
Net increase (decrease) in cash and cash equivalents	$(49,566)	$(120,060)	$23,769

Net cash provided by operating activities was $84.4 million in fiscal 2016, $123.8 million in fiscal 2015 and $119.1 million in fiscal 2014. In fiscal 2016, cash generated by operating activities was primarily due to net income adjusted for impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed customer base. In both fiscal 2015 and fiscal 2014, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue; and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable due to higher revenues and timing of cash receipts.
Net cash used in investing activities was $62.2 million in fiscal 2016, $90.0 million in fiscal 2015 and $90.2 million in fiscal 2014. In fiscal 2016, cash used in investing activities was primarily related to $49.1 million of net purchases of short-term investments of U.S. Treasury Bills, $6.3 million of capital expenditures as we continue to invest in and enhance our global infrastructure and a $4.7 million investment in Laitek, Inc (Laitek). Laitek develops solutions for acquiring, processing and presenting scientific and medical image information. We have an option to acquire the remaining ownership of Laitek at a fixed price for the next two years. In fiscal 2015, cash used in investing activities was due to the purchase of property and equipment in the amounts of $59.3 million for purchases relating to our corporate campus headquarters and $5.8 million of capital expenditures as we continue to invest in and enhance our global infrastructure. We also made net purchases of short-term investments of U.S. Treasury Bills of $25.0 million. In fiscal 2014, cash used in investing activities was due to the purchase of property and equipment in the amounts of $62.2 million for purchases relating to our corporate campus headquarters and $4.9 million of capital expenditures. We also made net purchases of short-term investments of $23.0 million.
Net cash used in financing activities was $70.0 million in fiscal 2016, $133.6 million in fiscal 2015 and $4.1 million in fiscal 2014. The cash used in financing activities in fiscal 2016 was primarily due to $91.5 million used to repurchase shares of our common stock under our repurchase program, partially offset by $14.8 million of proceeds from the exercise of stock options and the employee stock purchase plan and $6.7 million of excess tax benefits related to employee stock-based compensation. The cash used in financing activities in fiscal 2015 was due to $155.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $17.7 million of proceeds from the exercise of stock options and the employee stock purchase plan and $5.1 million of excess tax benefits related to employee stock-based compensation. The cash used in financing activities in fiscal 2014 was due to $50.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $28.3 million of excess tax benefits related to employee stock-based compensation and $17.6 million of proceeds from the exercise of stock options.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2016	2015	2014
Cash used for repurchases (in thousands)	$91,477	$155,125	$50,030
Shares repurchased (in thousands)	2,563	3,171	775
Average price per share	$35.69	$48.92	$64.54

Working capital decreased $15.1 million from $267.5 million as of March 31, 2015 to $252.4 million as of March 31, 2016. The decrease in working capital is primarily due to a $10.7 million increase in short-term deferred revenue. The increase in deferred revenue is primarily due to higher deferred services revenue from customer support agreements from software sales to new customers and renewal agreements with our installed software base.
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
The following table summarizes our obligations as of March 31, 2016 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$33,902	$8,540	$12,886	$8,848	$3,628
Purchase obligations	13,708	11,591	2,075	42	—
Total	$47,610	$20,131	$14,961	$8,890	$3,628
We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to marketing and software development services, IT infrastructure costs and costs associated with the construction of our corporate campus headquarters. The contractual obligations table above excludes unrecognized tax benefits, plus related interest and penalties totaling $2.2 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled. The $2.2 million is classified as long-term in our Consolidated Balance Sheet as of March 31, 2016 as none of these obligations are anticipated to be paid within one year from April 1, 2016.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues was $1.9 million in fiscal 2016 and $1.8 million in fiscal 2015.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2016 and 2015, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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

Impact of Recently Issued Accounting Standards
Deferred Taxes
In November 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance regarding balance sheet classification of deferred taxes. The guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent. The Company has elected to early adopt the guidance on a retrospective basis. The adoption had an effect on the Consolidated Balance sheet as of March 31, 2015 and no effect on the Consolidated Statement of Income, Comprehensive Income (Loss), Cash Flow, or Statement of Stockholder’s Equity.
The following table summarizes the Company's As Reported and As Adjusted changes to the Consolidated Balance Sheet at March 31, 2015 (in thousands).

	March 31, 2015
	As Reported	As Adjusted
Current assets:
Deferred tax assets, net	$16,142	$—
Total Current Assets	$541,551	$525,409

Deferred tax assets, net	$24,903	$41,045
Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09) and has since modified the standard with ASU 2015-14, "Deferral of the Effective Date." These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The new standard becomes effective for our fiscal 2019 with early adoption permitted in fiscal 2018. We are still in the process of determining the impact of the standard on our financial statements and the timing of our adoption. The FASB allows two adoption methods under the new standard. Under one method, a company will apply the rules to contracts in all reporting periods presented. We currently believe we will apply this method of adoption. While we continue to evaluate the impact of the new standard, we believe the standard may require us to implement new revenue recognition processes, which will change our internal controls over revenue recognition.
Leases

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for our fiscal 2020, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently assessing the impact the adoption of ASU 2016-02 will have on our financial statements.
Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is required to adopt the new guidance in fiscal 2018 with early adoption permitted. We are currently assessing the impact the adoption of ASU 2016-09 will have on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2016, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 42% of our sales were outside the United States in fiscal 2016 and 43% were outside the United States in fiscal 2015. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $4.5 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of $0.2 million, $0.1 million and $0.3 million in fiscal 2016, fiscal 2015, and fiscal 2014 respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of March 31, 2016 and March 31, 2015, we did not have any forward contracts outstanding. We recorded net realized losses in general and administrative expenses of less than $0.1 million in fiscal 2016 and net realized gains of less than of $0.1 million in fiscal 2015 and net realized losses of $0.1 million in fiscal 2014. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Commvault Systems, Inc.

We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commvault Systems, Inc. at March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects in the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Commvault Systems, Inc. changed the classification of all deferred tax assets and liabilities to noncurrent on the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes,” effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commvault Systems, Inc.’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 6, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young
MetroPark, New Jersey
May 6, 2016

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$288,107	$337,673
Short-term investments	99,072	49,936
Trade accounts receivable, less allowance for doubtful accounts of $315 and $104 at March 31, 2016 and 2015, respectively	113,429	117,716
Prepaid expenses and other current assets	16,769	20,084
Total current assets	517,377	525,409
Deferred tax assets, net	49,976	41,045
Property and equipment, net	135,904	140,208
Equity method investment	4,579	—
Other assets	6,737	6,804
Total assets	$714,573	$713,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$309	$860
Accrued liabilities	69,678	72,757
Deferred revenue	194,977	184,312
Total current liabilities	264,964	257,929
Deferred revenue, less current portion	49,889	45,423
Other liabilities	3,452	3,104
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 44,134 shares and 45,122 shares issued and outstanding at March 31, 2016 and 2015, respectively	440	451
Additional paid-in capital	602,999	539,565
Accumulated deficit	(197,962)	(125,502)
Accumulated other comprehensive loss	(9,209)	(7,504)
Total stockholders’ equity	396,268	407,010
Total liabilities and stockholders’ equity	$714,573	$713,466

Commvault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Revenues:
Software	$258,793	$283,254	$294,411
Services	336,333	324,289	291,929
Total revenues	595,126	607,543	586,340
Cost of revenues:
Software	2,385	2,442	2,588
Services	80,327	79,626	71,713
Total cost of revenues	82,712	82,068	74,301
Gross margin	512,414	525,475	512,039
Operating expenses:
Sales and marketing	352,669	335,980	283,304
Research and development	69,287	64,143	55,134
General and administrative	78,848	78,063	67,106
Depreciation and amortization	9,611	8,505	6,075
Total operating expenses	510,415	486,691	411,619

Income from operations	1,999	38,784	100,420
Interest expense	(933)	(665)	—
Interest income	862	773	890
Equity in loss of affiliate	(83)	—	—
Income before income taxes	1,845	38,892	101,310
Income tax expense	1,709	13,242	37,246
Net income	$136	$25,650	$64,064
Net income per common share:
Basic	$0.00	$0.56	$1.36
Diluted	$0.00	$0.54	$1.29
Weighted average common shares outstanding:
Basic	45,159	45,464	46,976
Diluted	46,489	47,222	49,642

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Net income	$136	$25,650	$64,064
Other comprehensive loss:
Foreign currency translation adjustment	(1,705)	(6,587)	(628)
Comprehensive income (loss)	$(1,569)	$19,063	63,436

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2013	46,397	$464	$391,772	$(37,930)	$(289)	$354,017
Stock-based compensation			49,124			49,124
Tax benefits relating to share-based payments			28,416			28,416
Share issuances related to stock-based compensation	1,472	15	17,600			17,615
Repurchase of common stock	(775)	(8)	(5,829)	(44,193)		(50,030)
Net income				64,064		64,064
Other comprehensive loss					(628)	(628)
Balance at March 31, 2014	47,094	471	481,083	(18,059)	(917)	462,578
Stock-based compensation			60,663			60,663
Tax benefits relating to share-based payments			2,141			2,141
Share issuances related to stock-based compensation	1,199	12	17,678			17,690
Repurchase of common stock	(3,171)	(32)	(22,000)	(133,093)		(155,125)
Net income				25,650		25,650
Other comprehensive loss					(6,587)	(6,587)
Balance at March 31, 2015	45,122	451	539,565	(125,502)	(7,504)	407,010
Stock-based compensation			64,196			64,196
Tax benefits relating to share-based payments			3,265			3,265
Share issuances related to stock-based compensation	1,575	15	14,828			14,843
Repurchase of common stock	(2,563)	(26)	(18,855)	(72,596)		(91,477)
Net income				136		136
Other comprehensive loss					(1,705)	(1,705)
Balance at March 31, 2016	44,134	$440	$602,999	$(197,962)	$(9,209)	$396,268

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$136	$25,650	$64,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,179	9,046	6,207
Noncash stock-based compensation	64,196	60,663	49,124
Excess tax benefits from stock-based compensation	(6,664)	(5,057)	(28,337)
Deferred income taxes	(9,332)	4,072	(6,430)
Equity in loss of affiliate	83	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,879	(6,581)	(33,482)
Prepaid expenses and other current assets	3,414	(11,907)	3,948
Other assets	(571)	1,229	(160)
Accounts payable	(454)	(267)	(2,695)
Accrued liabilities	1,972	13,221	43,187
Deferred revenue	16,317	35,818	25,156
Other liabilities	258	(2,040)	(1,445)
Net cash provided by operating activities	84,413	123,847	119,137
Cash flows from investing activities
Purchase of short-term investments	(99,071)	(68,933)	(28,976)
Proceeds from maturity of short-term investments	49,935	43,973	5,948
Purchase of equity method investment	(4,662)	—	—
Purchases for corporate campus headquarters	(2,111)	(59,297)	(62,214)
Purchase of property and equipment	(6,280)	(5,784)	(4,916)
Net cash used in investing activities	(62,189)	(90,041)	(90,158)
Cash flows from financing activities
Repurchase of common stock	(91,477)	(155,125)	(50,030)
Debt issuance costs	—	(1,262)	—
Proceeds from the exercise of stock options and the Employee Stock Purchase Plan	14,843	17,690	17,615
Excess tax benefits from stock-based compensation	6,664	5,057	28,337
Net cash used in financing activities	(69,970)	(133,640)	(4,078)
Effects of exchange rate — changes in cash	(1,820)	(20,226)	(1,132)
Net increase (decrease) in cash and cash equivalents	(49,566)	(120,060)	23,769
Cash and cash equivalents at beginning of year	337,673	457,733	433,964
Cash and cash equivalents at end of year	$288,107	$337,673	$457,733

Supplemental disclosures of cash flow information
Interest paid	$635	$475	$—
Income taxes paid, net	$1,989	$15,590	$12,442
Purchases for corporate campus headquarters in accounts payable and accrued liabilities	$—	$2,111	$6,805

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1.     Nature of Business
Commvault Systems, Inc. and its subsidiaries (“Commvault” or the “Company”) is a leading provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, NAS shares, cloud-based infrastructures, and mobile devices; management through a single console; multiple protection methods including backup and archive, snapshot management, replication, and content indexing for eDiscovery; efficient storage management using deduplication for disk, tape and cloud; integration with the industry's top storage arrays; complete virtual infrastructure management supporting multiple hypervisors; security capabilities to limit access to critical data; policy based data management; and an end-user experience that allows them to protect, find and recover their own data using common tools such as web browsers, Microsoft Outlook and File Explorer. The Company also provides its customers with a broad range of professional and customer support services.
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
The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2016	2015	2014
Net income	$136	$25,650	$64,064
Basic net income per common share:
Basic weighted average shares outstanding	45,159	45,464	46,976
Basic net income per common share	$0.00	$0.56	$1.36
Diluted net income per common share:
Basic weighted average shares outstanding	45,159	45,464	46,976
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	1,330	1,758	2,666
Diluted weighted average shares outstanding	46,489	47,222	49,642
Diluted net income per common share	$0.00	$0.54	$1.29

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2016	2015	2014
Stock options, restricted stock units, and shares under the employee stock purchase plan	4,183	3,136	964
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
Accounting for Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2016, the Company had net deferred tax assets of approximately $49,976, which were primarily related to stock-based compensation, deferred revenue, and tax credits. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of March 31, 2016, the Company maintains a valuation allowance related to its deferred tax assets totaling $2,772 primarily related to the uncertainty of the Company’s ability to utilize New Jersey state research tax credits before expiration. The Company based its valuation allowance on its estimates of taxable income and the period over which its state research tax credits will be recoverable.
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
As of March 31, 2016, the Company had unrecognized tax benefits of $1,794, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $452 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. However, unrecognized tax benefits which are related to a Deferred Tax Asset recorded in the Consolidated Balance Sheet are presented as a reduction against the related Deferred Tax Asset.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2016, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 38%, 36% and 31% of total revenues for the years ended March 31, 2016, 2015 and 2014, respectively. Arrow accounted for approximately 43% and 41% of total accounts receivable as of March 31, 2016 and 2015, respectively.

The Company has an original equipment manufacturer agreement with Hitachi Data Systems (“HDS”) for them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. HDS accounted for 11% and 10% of total revenues for the year ended March 31, 2016 and March 31, 2015, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2016 and 2015, the Company’s short-term investments balance consisted of U.S. Treasury Bills.
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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2016 and March 31, 2015:

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$95,735	—	—	$95,735
Short-term investments	—	$99,215	—	$99,215

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$204,939	—	—	$204,939
Short-term investments	—	$49,955	—	$49,955
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Asset Retirement Obligation
A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. The Company maintains certain office space for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $1,071 as of March 31, 2016 and $687 as of March 31, 2015.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value would be determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2016, 2015 and 2014.
Equity Method Investment
In fiscal 2016, the Company acquired a 34% ownership in Laitek, Inc. ("Laitek"). The Company also has an option to acquire the remaining ownership of Laitek at a fixed price until December 2017. Laitek develops solutions for acquiring, processing and presenting scientific and medical image information. The Company uses the equity method to account for its investment. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, such investment is written down to its estimated fair value. The Company also has development and original equipment manufacturing agreements with Laitek to jointly develop healthcare related software products. Certain employees of Laitek were also provided restricted stock units in exchange for consultative services provided to the Company. The awards are included in the information in Note 8.
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
Deferred revenue consists of the following:

	March 31,
	2016	2015
Current:
Deferred software revenue	$1,578	$1,305
Deferred services revenue	193,399	183,007
	194,977	184,312
Non-current:
Deferred services revenue	49,889	45,423
Total Deferred Revenue	$244,866	$229,735

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Accounting for Stock-Based Compensation
The Company utilizes the Black-Scholes pricing model to determine the fair value of non-qualified stock options on the dates of grant. Restricted stock units without a market condition are measured based on the fair market values of the underlying stock on the date of grant. The Company recognizes stock-based compensation using the straight-line method for all stock awards that don't include a market or performance condition.

In fiscal 2016, the Company granted certain executive officers and other senior employees performance stock units that vest over three years based upon the Company's stock performance versus the Russell 3000 Index. The performance of the stock versus the index is a market condition performance criteria so the Company used a Monte Carlo simulation model to determine the fair value of the restricted stock units. Expense related to stock based compensation that includes market or performance conditions is recognized using the accelerated method.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $5,083, $5,401, and $6,174 for the years ended March 31, 2016, 2015 and 2014, respectively.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction gains of $195, $127 and $324 in the years ended March 31, 2016, 2015, and 2014, respectively. The net foreign currency transaction gains recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one month to three months. As of March 31, 2016 and March 31, 2015, the Company did not have any forward contracts outstanding. The Company recorded net realized losses in general and administrative expenses of $53 in fiscal 2016, gains of $33 in fiscal 2015 and losses of $82 in fiscal 2014 related to the settlement of a forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Recently Issued Accounting Standards
Deferred Taxes
In November 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance regarding balance sheet classification of deferred taxes. The guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent. The Company has elected to early adopt the guidance on a retrospective basis. The adoption had an effect on the Consolidated Balance sheet as of March 31, 2015 and no effect on the Consolidated Statement of Income, Comprehensive Income (Loss), Cash Flow, or Statement of Stockholder’s Equity.
The following table summarizes the Company's As Reported and As Adjusted changes to the Consolidated Balance Sheet at March 31, 2015.

	March 31, 2015
	As Reported	As Adjusted
Current assets:
Deferred tax assets, net	$16,142	$—
Total Current Assets	$541,551	$525,409

Deferred tax assets, net	$24,903	$41,045
Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09) and has since modified the standard with ASU 2015-14, "Deferral of the Effective Date." These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The new standard becomes effective for the Company's fiscal 2019 with early adoption permitted in fiscal 2018. The Company is in the process of determining the impact of the standard on the financial statements and the timing of adoption. The FASB allows two adoption methods under the new standard. Under one method, a company will apply the rules to contracts in all reporting periods presented. The Company currently believes it will apply this method of adoption.
Leases

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for the Company's fiscal 2020, with early adoption permitted. A company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements.
Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is required to adopt the new guidance in fiscal 2018 with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on the financial statements.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

3.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2016	2015
Land	$9,445	$9,445
Buildings	103,193	102,880
Computers, servers and other equipment	33,120	33,914
Furniture and fixtures	14,458	14,399
Leasehold improvements	6,948	4,621
Purchased software	1,279	2,463
Construction in process	165	619
	168,608	168,341
Less: Accumulated depreciation and amortization	(32,704)	(28,133)
	$135,904	$140,208
The Company recorded depreciation and amortization expense of $10,927, $8,856, and $6,207 for the years ended March 31, 2016, 2015 and 2014, respectively.
4.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2016	2015
Compensation and related payroll taxes	$36,789	$38,518
Other	32,889	34,239
	$69,678	$72,757
5.     Commitments and Contingencies
Leases
The Company leases various office facilities under non-cancelable leases, which expire on various dates through April 2022. Future minimum lease payments under all operating leases at March 31, 2016 are as follows:

Year Ending March 31,
2017	$8,540
2018	6,815
2019	6,071
2020	4,973
2021 and thereafter	7,503
$33,902
Rent expenses were $9,856, $10,845, and $11,405 for the years ended March 31, 2016, 2015 and 2014, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2016 are approximately $11,591 for fiscal 2017, $1,721 for fiscal 2018, $354 for fiscal 2019 and $42 for fiscal 2020, totaling $13,708 for all periods through fiscal 2020. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing and software development services and the construction of the Company’s corporate campus headquarters.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $1,933 in fiscal 2016, $1,768 in fiscal 2015 and $1,350 in fiscal 2014.
Warranties and Indemnifications

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

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2016, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which remains pending with the court. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. As of March 31, 2016 the Company has not recorded a reserve for this matter.

6.     Revolving Credit Facility

On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of March 31, 2016, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.

The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at March 31, 2016 were $820 and $1,072 as of March 31, 2015. The amortization of debt issuance costs was $252 for year ended March 31, 2016 and $190 for the year ended March 31, 2015. Amortization of debt issuances costs is included in Interest expense.
7.     Capitalization
As of March 31, 2016 and 2015, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2016 and 2015 there were no shares of preferred stock outstanding.
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
Common Stock
The Company had 44,134 and 45,122 shares of common stock, par value $0.01, outstanding at March 31, 2016 and March 31, 2015, respectively.

During fiscal 2016, the Company repurchased $91,477 of common stock, or 2,563 shares, under its share repurchase program. As of March 31, 2016, $93,102 remained in the current stock repurchase authorization which expires on March 31, 2017.
Shares Reserved for Issuance
The Company has reserved 10,793 shares in connection with its Stock Plans discussed in Note 8 at March 31, 2016.
8.     Stock Plans
As of March 31, 2016, the Company maintains two stock incentive plans, the 1996 Stock Option Plan (the “Plan”) and the 2006 Long-Term Stock Incentive Plan (the “LTIP”).
Under the Plan, the Company may grant non-qualified stock options to purchase 11,705 shares of common stock to certain officers and employees. Stock options are granted at the discretion of the Board and expire 10 years from the date of the grant. At March 31, 2016, there were 572 options available for future grant under the Plan.
The LTIP permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. On each April 1, the number of shares available for issuance under the LTIP is increased, if applicable, such that the total number of shares available for awards under the LTIP as of any April 1 is equal to 5% of the number of outstanding shares of the Company’s common stock on that April 1. As of March 31, 2016, approximately 1,058 shares were available for future issuance under the LTIP.
As of March 31, 2016, the Company has granted non-qualified stock options and restricted stock units under its stock incentive plans. Historically, equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

the first anniversary of the grant. Beginning in October of 2015, the Company began granting its equity awards with a three-year vest period, and retained the practice that shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. However, from time to time the company grants equity awards that vest between one and three years. The Company anticipates that future grants under its stock incentive plans will be restricted stock units and does not anticipate that it will grant stock options.
As of March 31, 2016, there was approximately $105,498 of unrecognized stock-based compensation expense related to all of the Company's employee stock plans, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.15 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
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
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2016	2015	2014
Dividend yield	None	None	None
Expected volatility	39% - 43%	41% - 47%	42% - 47%
Weighted average expected volatility	41%	46%	45%
Risk-free interest rates	1.29% - 1.75%	1.22% - 2.18%	0.70% - 2.11%
Weighted average expected life (in years)	4.6	5.7	6.9

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following summarizes the activity for the Company’s two stock incentive plans from March 31, 2013 to March 31, 2016:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	6,439	$28.31
Options granted	1,035	85.91
Options exercised	(999)	17.62
Options forfeited	(87)	50.05
Options expired	—	—
Outstanding at March 31, 2014	6,388	39.03
Options granted	1,155	46.08
Options exercised	(504)	19.44
Options forfeited	(159)	65.93
Options expired	(27)	68.84
Outstanding at March 31, 2015	6,853	40.91
Options granted	148	41.84
Options exercised	(764)	8.80
Options forfeited	(172)	59.79
Options expired	(126)	61.81
Outstanding at March 31, 2016	5,939	$44.07	5.63	$53,192
Vested or expected to vest at March 31, 2016	5,867	$43.96	5.60	$53,161
Exercisable at March 31, 2016	4,613	$40.25	4.94	$52,814
The weighted average fair value of stock options granted was $15.20 per share, $20.16 per share, and $41.70 per share during the years ended March 31, 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised was $23,391, $15,069, and $59,509 in the years ended March 31, 2016, 2015 and 2014, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
The following table summarizes information on stock options outstanding under the Plan and LTIP at March 31, 2016:

Range of Exercise Prices	Options Outstanding at March 31, 2016	Weighted-Average		Options Exercisable at March 31, 2016	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price
$11.12 - 13.81	918	2.31	$12.38	918	$12.38
15.88 - 26.83	1,122	3.52	23.17	1,122	23.17
27.02 - 41.31	192	6.99	36.29	107	34.34
41.55	723	5.51	41.55	723	41.55
43.30 - 45.39	90	8.94	44.39	5	44.31
45.44	794	8.45	45.44	254	45.44
45.84 - 55.58	292	7.78	49.76	173	50.50
56.57	692	6.28	56.57	564	56.57
58.25 - 86.64	351	7.02	76.75	308	77.43
87.20	765	7.34	87.20	439	87.20
$11.12 - 87.20	5,939	5.63	$44.07	4,613	$40.25

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2013	1,198	$46.45
Granted	562	84.66
Vested	(473)	42.11
Forfeited	(85)	53.57
Non-vested as of March 31, 2014	1,202	65.63
Granted	815	46.62
Vested	(491)	59.22
Forfeited	(114)	63.70
Non-vested as of March 31, 2015	1,412	56.82
Granted	1,543	37.27
Vested	(547)	38.38
Forfeited	(196)	49.24
Non-vested as of March 31, 2016	2,212	$43.43
The total fair value of the restricted stock units that vested during the years ended March 31, 2016, 2015 and 2014 was $20,981, $24,592 and $37,584, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2016, 2015 and 2014.

	Year Ended March 31,
	2016	2015	2014
Cost of services revenue	$3,106	$2,930	$1,428
Sales and marketing	28,557	26,853	20,813
Research and development	6,722	5,908	4,512
General and administrative	25,811	24,972	22,371
Stock-based compensation expense	$64,196	$60,663	$49,124
The Company recognized a tax benefit related to stock-based compensation of $17,010 in the year ended March 31, 2016, $18,570 in the year ended March 31, 2015 and $15,940 in the year ended March 31, 2014.
Performance Based Awards
On March 31, 2015, the Company’s CEO was granted 48 performance stock options (“PSO”) and 24 performance restricted stock units (“PSU”). Vesting of these awards was contingent upon the Company meeting certain company-wide revenue and non-GAAP operating margin performance goals (performance-based) in fiscal 2016 in addition to the Company's customary service periods. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimated the probable number of PSO’s and PSU’s that would vest until the achievement of the performance goals was known. Based on the Company's financial results, the CEO will be eligible to vest in 24 options and 5 PSU's if all time based service requirements are met. The awards are included in the tables above.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Awards with a Market Condition

In October 2015, the Company granted 133 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (266 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted in October was $42.69. The awards are included in the restricted stock unit table above.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 263 shares in exchange for $8,116 of proceeds in fiscal 2016 and 204 shares in exchange for $7,906 of proceeds in fiscal 2015. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for fiscal 2016, 2015 and 2014 was $2,418, $2,960 and $395, respectively. As of March 31, 2016, there was approximately $1,019 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
9.     Income Taxes
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2016	2015	2014
Domestic	$(6,869)	$28,048	$89,946
Foreign	8,714	10,844	11,364
	$1,845	$38,892	$101,310

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2016	2015	2014
Current:
Federal	$4,983	$1,777	$34,406
State	1,076	2,533	4,063
Foreign	4,982	4,791	5,207
Deferred:
Federal	(9,171)	4,237	(5,453)
State	324	(24)	(616)
Foreign	(485)	(72)	(361)
	$1,709	$13,242	$37,246

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2016, 2015 and 2014 are as follows:

	Year Ended March 31,
	2016	2015	2014
Statutory federal income tax expense rate	35.0%	35.0%	35.0%
State and local income tax expense, net of federal income tax effect	11.2%	3.0%	2.5%
Impact of limit on executive compensation	—%	3.2%	1.5%
Foreign earnings taxed at different rates	67.9%	1.0%	0.7%
Domestic permanent differences	116.8%	4.1%	0.3%
Foreign tax credits	(54.1)%	(2.8)%	(1.3)%
Research credits	(141.2)%	(4.9)%	(1.9)%
Tax reserves	8.7%	(5.3)%	(0.8)%
Valuation allowance	50.1%	—%	—%
Statutory tax rate changes	(20.1)%	—%	—%
Other differences, net	18.3%	0.7%	0.8%
Effective income tax expense	92.6%	34.0%	36.8%
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

	March 31,
	2016	2015
Deferred tax assets:
Stock-based compensation	$40,033	$30,561
Deferred revenue	12,496	10,542
Tax credits	6,970	6,229
Accrued expenses	1,155	1,570
Allowance for doubtful accounts and other reserves	753	697
Net operating losses	—	26
Less: valuation allowance	(2,772)	(1,343)
Total deferred tax assets	58,635	48,282
Deferred tax liabilities:
Depreciation and amortization	(8,659)	(7,237)
Net deferred tax asset	$49,976	$41,045
At March 31, 2016 the Company maintained valuation allowances totaling $2,772 against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company increased the valuation allowance $1,429 in fiscal 2016 due to lower estimates of forecasted New Jersey taxable income in the periods prior to the expiration of the research tax credits. The Company based its valuation allowance on its estimates of taxable income and the period over which its state research tax credits will be recoverable.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $22,565 on March 31, 2016.
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $3,265 and $2,141 for the years ended March 31, 2016 and 2015, respectively.
At March 31, 2016, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $3,350 and $3,868, respectively. The federal research tax credit carryforwards expire from 2025 through 2036, and the state research tax credit carryforwards expire from 2016 through 2023. At March 31, 2016, the Company has federal Alternative Minimum Tax credit carryforwards of $1,149.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2016. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2013 - Present
New Jersey	2012 - Present
Foreign jurisdictions	2011 - Present

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

Balance at March 31, 2013	$4,570
Additions for tax positions related to fiscal 2014	316
Additions for tax positions related to prior years	433
Settlements and effective settlements with tax authorities and remeasurements	(1,283)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	77
Balance at March 31, 2014	4,113
Additions for tax positions related to fiscal 2015	490
Additions for tax positions related to prior years	252
Settlements and effective settlements with tax authorities and remeasurements	(2,838)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(12)
Balance at March 31, 2015	2,005
Additions for tax positions related to fiscal 2016
Additions for tax positions related to prior years	170
Settlements and effective settlements with tax authorities and remeasurements	(171)
Reductions related to the expiration of statutes of limitations	(64)
Foreign currency translation adjustment	12
Balance at March 31, 2016	$1,952
All of the Company’s unrecognized tax benefits at March 31, 2016 of $1,952, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.  Unrecognized tax benefits and the related accrued interest and penalties totaling $1,346 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $207 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $901 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $88 represents interest and penalties.
The Company estimates that no remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2017. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2016, 2015 and 2014, the Company recognized $52, $224 and $89, respectively, of interest and penalties in the Consolidated Statement of Income.
10.     Employee Benefit Plan
The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. During the years ended March 31, 2016, 2015 and 2014, the Company made contributions of $2,047, $1,955, and $1,451, respectively.
11.     Segment Information
The Company operates in one segment. The Company’s products and services are sold throughout the world, through direct and indirect sales channels. The Company’s chief operating decision maker (the “CODM”) is the chief executive officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2016	2015	2014
Revenue:
United States	$343,015	$344,931	$333,700
Other	252,111	262,612	252,640
	$595,126	$607,543	$586,340
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2016, 2015 and 2014. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2016	2015
Long-lived assets:
United States	$135,562	$143,975
Other	7,079	3,037
	$142,641	$147,012

At March 31, 2016 and 2015 no other individual country, other than the United States, accounts for 10% or more of long-lived assets.
12.     Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2016
Total revenue	$139,123	$140,742	$155,696	$159,565
Gross margin	118,576	119,803	135,267	138,768
Net income (loss)	(1,300)	(9,236)	4,878	5,794
Net income (loss) per common share:
Basic (1)	$(0.03)	$(0.20)	$0.11	$0.13
Diluted (1)	$(0.03)	$(0.20)	$0.10	$0.13
	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2015
Total revenue	$152,643	$151,144	$153,021	$150,735
Gross margin	131,716	130,858	133,080	129,821
Net income	12,729	6,496	3,073	3,352
Net income per common share:
Basic (1)	$0.28	$0.14	$0.07	$0.07
Diluted (1)	$0.27	$0.14	$0.07	$0.07

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

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2016, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Commvault Systems, Inc.

We have audited Commvault System, Inc.’s internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Commvault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Commvault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commvault Systems, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2016 of Commvault Systems, Inc. and our report dated May 6, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young
MetroPark, New Jersey
May 6, 2016

Item 9B.	Other Information
Not applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2016. Information with respect to this Item is incorporated herein by reference from our 2016 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from our 2016 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2016 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2016 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans. The following information is as of March 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	8,150,000	$43.90	1,629,000
Equity compensation plans not approved by security holder	—	—	—
Totals	8,150,000	$43.90	1,629,000

(1)
Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our 1996 Stock Option Plan and 2006 Long-Term Stock Incentive Plan. These amounts do not include potentially issuable shares under the Employee Stock Purchase Plan. The company has reserved 2,642,832 shares for the future issuance of shares under the Employee Stock Purchase Plan.

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
Information with respect to this Item is incorporated herein by reference from our 2016 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2016 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2014, 2015 and 2016.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2014
Allowance for doubtful accounts	$103	$8	$—	$111
Valuation allowance for deferred taxes	$1,395	$—	$13	$1,382
Year Ended March 31, 2015
Allowance for doubtful accounts	$111	$1	$8	$104
Valuation allowance for deferred taxes	$1,382	$(39)	$—	$1,343
Year Ended March 31, 2016
Allowance for doubtful accounts	$104	$247	$36	$315
Valuation allowance for deferred taxes	$1,343	$1,429	$—	$2,772

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 6, 2016.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 6, 2016.

Signature	Title

/s/ N. ROBERT HAMMER	Chairman, President and Chief Executive Officer
N. Robert Hammer
/s/ BRIAN CAROLAN	Vice President, Chief Financial Officer
Brian Carolan
/s/ GARY MERRILL	Vice President, Chief Accounting Officer
Gary Merrill
/s/ ALAN G. BUNTE	Director
Alan G. Bunte
/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor
/s/ FRANK J. FANZILLI, JR.	Director
Frank J. Fanzilli, Jr.
/s/ ARMANDO GEDAY	Director
Armando Geday
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ F. ROBERT KURIMSKY	Director
F. Robert Kurimsky
/s/ DANIEL PULVER	Director
Daniel Pulver
/s/ GARY SMITH	Director
Gary Smith
/s/ DAVID F. WALKER	Director
David F. Walker