Form 10-Q
period 2016-06-30
COMMVAULT SYSTEMS INC
filed 2016-07-28
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2016, there were 44,422,865 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$302,247	$288,107
Short-term investments	107,933	99,072
Trade accounts receivable, less allowance for doubtful accounts of $328 at June 30, 2016 and $315 at March 31, 2016	100,686	113,429
Prepaid expenses and other current assets	19,803	16,769
Total current assets	530,669	517,377
Deferred tax assets, net	54,432	49,976
Property and equipment, net	134,423	135,904
Equity method investment	4,493	4,579
Other assets	6,288	6,737
Total assets	$730,305	$714,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164	$309
Accrued liabilities	66,574	69,678
Deferred revenue	193,803	194,977
Total current liabilities	260,541	264,964
Deferred revenue, less current portion	54,111	49,889
Other liabilities	4,093	3,452
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2016 and March 31, 2016	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,305 shares and 44,134 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	442	440
Additional paid-in capital	621,409	602,999
Accumulated deficit	(200,006)	(197,962)
Accumulated other comprehensive loss	(10,285)	(9,209)
Total stockholders’ equity	411,560	396,268
Total liabilities and stockholders’ equity	$730,305	$714,573
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues:
Software	$63,937	$56,493
Services	88,476	82,630
Total revenues	152,413	139,123
Cost of revenues:
Software	761	537
Services	20,234	20,010
Total cost of revenues	20,995	20,547
Gross margin	131,418	118,576
Operating expenses:
Sales and marketing	92,690	85,782
Research and development	19,228	16,778
General and administrative	19,938	19,809
Depreciation and amortization	2,110	2,462
Total operating expenses	133,966	124,831
Loss from operations	(2,548)	(6,255)
Interest expense	(246)	(224)
Interest income	255	181
Equity in loss of affiliate	(86)	—
Loss before income taxes	(2,625)	(6,298)
Income tax benefit	(581)	(4,998)
Net loss	$(2,044)	$(1,300)
Net loss per common share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)
Weighted average common shares outstanding:
Basic	44,244	45,285
Diluted	44,244	45,285
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net loss	$(2,044)	$(1,300)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,076)	764
Comprehensive loss	$(3,120)	$(536)
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2016	44,134	$440	$602,999	$(197,962)	$(9,209)	$396,268
Stock-based compensation			17,340			17,340
Tax benefits relating to stock-based payments			(478)			(478)
Share issuances related to stock-based compensation	171	2	1,548			1,550
Net loss				(2,044)		(2,044)
Other comprehensive loss					(1,076)	(1,076)
Balance as of June 30, 2016	44,305	$442	$621,409	$(200,006)	$(10,285)	$411,560
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,044)	$(1,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,502	2,857
Noncash stock-based compensation	17,340	15,221
Excess tax benefits from stock-based compensation	(292)	(1,785)
Deferred income taxes	(3,974)	(1,446)
Equity in loss of affiliate	86	—
Changes in operating assets and liabilities:
Trade accounts receivable	12,404	25,762
Prepaid expenses and other current assets	(3,596)	(2,765)
Other assets	924	(870)
Accounts payable	(145)	(518)
Accrued liabilities	(3,553)	(13,048)
Deferred revenue	4,217	(250)
Other liabilities	178	39
Net cash provided by operating activities	24,047	21,897
Cash flows from investing activities
Purchase of short-term investments	(33,299)	(24,438)
Proceeds from maturity of short-term investments	24,438	13,490
Purchases for corporate campus headquarters	—	(2,111)
Purchase of property and equipment	(1,033)	(1,678)
Net cash used in investing activities	(9,894)	(14,737)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,550	1,714
Excess tax benefits from stock-based compensation	292	1,785
Net cash provided by financing activities	1,842	3,499
Effects of exchange rate — changes in cash	(1,855)	2,137
Net increase in cash and cash equivalents	14,140	12,796
Cash and cash equivalents at beginning of period	288,107	337,673
Cash and cash equivalents at end of period	$302,247	$350,469

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
The consolidated financial statements as of June 30, 2016 and for the three months ended June 30, 2016 and 2015 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2016. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2016 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2016.

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
The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are sold on a per-terabyte basis, on a per-copy basis, as site licenses or as a solution set. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
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
Deferred revenue consists of the following:

	June 30, 2016	March 31, 2016
Current:
Deferred software revenue	$3,007	$1,578
Deferred services revenue	190,796	193,399
	$193,803	$194,977
Non-current:
Deferred services revenue	$54,111	$49,889
Total Deferred Revenue	$247,914	$244,866
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 34% and 35% of total revenues for the three months ended June 30, 2016 and 2015, respectively. Arrow accounted for approximately 46% of total accounts receivable as of June 30, 2016 and 43% of total accounts receivable as of March 31, 2016.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table summarizes the composition of the Company’s financial assets measured at fair value at June 30, 2016 and March 31, 2016:

June 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$79,368	—	—	$79,368
Short-term investments	$—	108,284	—	$108,284

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$95,735	—	—	$95,735
Short-term investments	$—	99,215	—	$99,215

3.    Property and Equipment
Property and equipment consist of the following:

	June 30,	March 31,
	2016	2016
Land	$9,445	$9,445
Buildings	103,193	103,193
Computers, servers and other equipment	33,342	33,120
Furniture and fixtures	14,588	14,458
Leasehold improvements	6,944	6,948
Purchased software	1,293	1,279
Construction in process	203	165
	169,008	168,608
Less: Accumulated depreciation and amortization	(34,585)	(32,704)
	$134,423	$135,904
The Company recorded depreciation and amortization expense of $2,439 and $2,794 for the three months ended June 30, 2016 and 2015, respectively.
4.    Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, vesting of restricted stock units and shares to be purchased under the Employee Stock Purchase Plan. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,
	2016	2015
Net loss	$(2,044)	$(1,300)
Basic net loss per common share:
Basic weighted average shares outstanding	44,244	45,285
Basic net loss per common share	$(0.05)	$(0.03)
Diluted net loss per common share:
Diluted net loss per common share	$(0.05)	$(0.03)
The diluted weighted average shares outstanding in the table above exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 8,443 and 8,239 for the three months ended June 30, 2016 and 2015, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of June 30, 2016, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which remains pending with the court. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. As of June 30, 2016 the Company has not recorded a reserve for this matter.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of June 30, 2016, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at June 30, 2016 were $757. The amortization of debt issuance costs was $63 in the three months ended June 30, 2016 and 2015 and is included in Interest expense.
7.    Capitalization
The company did not repurchase any of its shares during the three months ended June 30, 2016. As of June 30, 2016, $93,102 remained in the stock repurchase authorization that expires on March 31, 2017.
8.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the three months ended June 30, 2016 and 2015. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended June 30,
	2016	2015
Cost of services revenue	$871	$669
Sales and marketing	7,671	6,600
Research and development	1,678	1,544
General and administrative	7,120	6,408
Stock-based compensation expense	$17,340	$15,221
As of June 30, 2016, there was approximately $108,592 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.97 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the three months ended June 30, 2016 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2016	5,939	$44.07
Options granted	—	—
Options exercised	(65)	23.84
Options forfeited	(45)	51.51
Options expired	(28)	67.95
Outstanding as of June 30, 2016	5,801	$44.13	5.40	$51,988
Vested or expected to vest as of June 30, 2016	5,759	$44.06	5.38	$51,967
Exercisable as of June 30, 2016	4,703	$41.07	4.81	$51,613
The weighted average fair value of stock options granted was $16.57 per option per option during the three months ended June 30, 2015. The total intrinsic value of options exercised was $1,369 for the three months ended June 30, 2016 and $6,324 for the three months ended June 30, 2015. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2016 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2016	2,212	$43.43
Awarded	498	46.88
Vested	(106)	43.10
Forfeited	(72)	43.62
Non-vested as of June 30, 2016	2,532	$42.87
The weighted average fair value of restricted stock units awarded was $46.88 per unit during the three months ended June 30, 2016, and $45.45 per unit during the three months ended June 30, 2015, respectively.
Performance Based Awards

In May 2016, the Company granted 115 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2017 and ii) the Company's customary service periods. The awards vest in three annual tranches and have a maximum potential to vest at 200% (230 shares) based on actual fiscal 2017 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In May 2016, the Company granted 115 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (230 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted in May was $56.72. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of June 30, 2016, 2,643 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan was $679 for the three months ended June 30, 2016 and $677 for the three months ended June 30, 2015.
9.    Income Taxes
Income tax benefit was $581 in the three months ended June 30, 2016, an effective tax rate of 22%. The effective rate is lower than the statuary rate primarily because of $616 of income tax expense related to a change in the estimated state tax rate applied to the state deferred tax assets and the state income tax payable.
Income tax benefit was $4,998 in the three months ended June 30, 2015, an effective tax rate of 79%. The effective rate in the three months ended June 30, 2015 is higher than the statuary rate because projected unfavorable permanent differences represented a greater percentage of projected loss before taxes.
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

Balance as of March 31, 2016	$1,952
Additions for tax positions related to fiscal 2017	60
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	—
Balance as of June 30, 2016	$2,012

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Unrecognized tax benefits and the related accrued interest and penalties totaling $2,083 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $214 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $237 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $94 represents interest and penalties.
Other Tax Items
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to net operating loss ("NOL") carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs. As of June 30, 2016, none of the Company's legal entities are under audit by a major tax jurisdiction.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
We are a leading provider of data and information management software applications and related services. Our software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. Our platform contains software functionality that works together seamlessly, sharing a single code and common function set to deliver Data Protection - Backup & Recovery; Cloud and Infrastructure Management; and Retention and Compliance across physical, virtual and cloud environments. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. Our software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. Our software enables our customers to simply and cost-effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of June 30, 2016, we had licensed our software applications to approximately 23,000 registered customers.
Our software licenses typically provide for a perpetual right to use our software and are sold on a per-terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. During the three months ended June 30, 2016, approximately 68% of software license revenue was sold on a capacity basis. This compares to approximately 73% of software license revenue was sold on a capacity basis during fiscal 2016. Capacity-based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Commvault functionalities are bundled into one capacity-based price. We anticipate that capacity-based licenses will continue to account for the majority of our software license revenue for fiscal 2017. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Our primary solution sets in our software suite include virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. These solution sets can be individually deployed or combined as part of a comprehensive data protection and information management solution. Our solution sets are generally sold on a per-unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
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
The industry in which we currently operate continues to go through accelerating changes as the result of compounding data growth and the introduction of new technologies. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies. While we are confident in our ability to meet these changing industry demands with our Commvault suite and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions or other technologies may not be widely adopted.
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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 42% and 41% of our total revenues for the three months ended June 30, 2016 and 2015, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 52% and 49% of our total software revenue in the three months ended June 30, 2016 and 2015, respectively.
Software revenue generated through indirect distribution channels was 83% of total software revenue in the three months ended June 30, 2016 and was approximately 89% of total software revenue in the three months ended June 30, 2015. Software revenue generated through direct distribution channels was approximately 17% of total software revenue in the three months ended June 30, 2016 and was approximately 11% of total software revenue in the three months ended June 30, 2015. The dollar value of software revenue generated through indirect distribution channels increased approximately $3.1 million, or 6%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The dollar value of software revenue generated through direct distribution channels increased approximately $4.4 million, or 70%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in the dollar value of software revenue generated through our direct sales force is primarily the result of several large enterprise transactions. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Data Systems ("HDS") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including HDS, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 15% of our total revenues for the three months ended June 30, 2016 and 18% of our total revenues for the three months ended June 30, 2015.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 34% of our total revenues through Arrow in the three months ended June 30, 2016, and approximately 35% in the three months ended June 30, 2015. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Our services revenue was 58% of our total revenues for the three months ended June 30, 2016 and 59% of our total revenues for the three months ended June 30, 2015. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.

Most of our customer support agreements are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed. In addition, we are currently going through a re-alignment of our maintenance pricing to be more competitive in the market and make it easier for our customers to do business with Commvault. This maintenance pricing re-alignment will phase in over the current fiscal year and is primarily focused on the mid- to lower-end of the market (non-enterprise customers) which impacts approximately a quarter of our existing maintenance revenue dollar base. If we are not successful with our maintenance pricing re-alignment strategy, our business and financial performance might also be adversely impacted.
The gross margin of our services revenue was 77% for the three months ended June 30, 2016 and 76% for the three months ended June 30, 2015. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was approximately 99% for both the three months ended June 30, 2016 and for the three months ended June 30, 2015. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 44% of our total revenue for the three months ended June 30, 2016 and 45% of our total revenue for the three months ended June 30, 2015. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2015 our software revenue would have been higher by $0.9 million, our services revenue would have been higher by $0.9 million, our cost of sales would have been higher by approximately $0.1 million and our operating expenses would have been higher by $1.7 million from non-U.S. operations for the three months ended June 30, 2016.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction gain of $0.3 million in the three months ended June 30, 2016. We recognized net foreign currency transaction losses of approximately $0.2 million in the three months ended June 30, 2015.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes; and
•Software Development Costs

There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2016. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2016 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended June 30,
	2016	2015
Revenues:
Software	42%	41%
Services	58%	59%
Total revenues	100%	100%
Cost of revenues:
Software	—%	—%
Services	13%	14%
Total cost of revenues	14%	15%
Gross margin	86%	85%
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Revenues
Total revenues increased $13.3 million, or 10%, from $139.1 million in the three months ended June 30, 2015 to $152.4 million in the three months ended June 30, 2016.
Software Revenue. Software revenue increased $7.4 million, or 13%, from $56.5 million in the three months ended June 30, 2015 to $63.9 million in the three months ended June 30, 2016. Software revenue represented 42% of our total revenues in the three months ended June 30, 2016 and compared to 41% of total revenues in the three months ended June 30, 2015.

We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 55%, 30% and 15% of total software revenue, respectively, for the three months ended June 30, 2016. The year-over-year increase of Software Revenue in the Americas, EMEA and APAC was 12%, 11% and 22%, respectively.

▪	The increase in Americas software revenue for the three months ended June 30, 2016 was the result of an increase in the number of enterprise revenue transactions.

▪	EMEA software revenue increased primarily as a result of an increase in non-enterprise transaction revenue.

▪
The increase in APAC software revenue was primarily the result of an increase in the average dollar amount of enterprise transactions. This increase was partially offset by the strengthening of the U.S. dollar relative to APAC currencies. Using exchange rates from the first three months of fiscal 2016, the increase in year-over-year software revenue would have been 28% compared to the actual increase of 22%.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 52% of our software revenue in the three months ended June 30, 2016 and approximately 49% of our software revenue in the three months ended June 30, 2015. Enterprise software transaction revenue increased by $5.3 million, or 19%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was driven by a 23% increase in the number of transactions partially offset by a 4% decline in the average dollar amount of such transactions. The average sales price was approximately $242,000 in the three months ended June 30, 2016 and approximately $251,000 in the three months ended June 30, 2015. Software revenue derived from transactions less than $0.1 million increased $2.2 million, or 8%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Services Revenue. Services revenue increased $5.8 million, or 7%, from $82.6 million in the three months ended June 30, 2015 to $88.5 million in the three months ended June 30, 2016. Services revenue represented 58% of our total revenues in the three months ended June 30, 2016 and 59% in the three months ended June 30, 2015. The increase in services revenue is due to a $6.6 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in professional services revenue.
Cost of Revenues. Total cost of revenues increased $0.4 million, or 2%, from $20.5 million in the three months ended June 30, 2015 to $21.0 million in the three months ended June 30, 2016. Total cost of revenues represented 14% of our total revenues in the three months ended June 30, 2016 and 15% in the three months ended June 30, 2015.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $6.9 million, or 8%, from $85.8 million in the three months ended June 30, 2015 to $92.7 million in the three months ended June 30, 2016. The increase is primarily due to a $4.2 million increase in employee compensation and related expenses, including $1.1 million in stock-based compensation, mainly attributable to the expansion of our sales force from the prior year. In addition, during the first quarter the Company held its first worldwide sales meeting in several years which also contributed to the year over year increase in sales and marketing expense. Sales and marketing expenses as a percentage of total revenues decreased to 61% in the three months ended June 30, 2016 from 62% in the three months ended June 30, 2015.
Research and Development. Research and development expenses increased $2.5 million, or 15%, from $16.8 million in the three months ended June 30, 2015 to $19.2 million in the three months ended June 30, 2016. The increase is due to a $1.9 million increase in salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 13% in the three months ended June 30, 2016 and 12% in the three months ended June 30, 2015. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $0.1 million, or 1%, from $19.8 million in the three months ended June 30, 2015 to $19.9 million in the three months ended June 30, 2016. General and administrative expenses in the three months ended June 30, 2016 includes approximately $0.3 million of net foreign currency transaction gains compared to approximately $0.2 million of net foreign currency transaction loss in the three months ended June 30, 2015. General and administrative expenses as a percentage of total revenues was 13% in the three months ended June 30, 2016 and 14% in the three months ended June 30, 2015.
Depreciation and Amortization. Depreciation expense decreased by $0.4 million from $2.5 million in the three months ended June 30, 2015 to $2.1 million in the three months ended June 30, 2016.
Income Tax Benefit
Income tax benefit was $0.6 million in the three months ended June 30, 2016 compared to a benefit of $5.0 million in the three months ended June 30, 2015. The effective tax rate in the three months ended June 30, 2016 was 22% as compared to 79% in the three months ended June 30, 2015. The effective rate in the three months ended June 30, 2016 is lower than the statutory rate primarily because of $0.6 million of income tax expense related to a change in the estimated state tax rate applied to the state deferred tax assets and the state income tax payable. The effective rate in the three months ended June 30, 2015 is higher than the statuary rate because projected unfavorable permanent differences represented a greater percentage of projected loss before taxes. We estimate that cash expenditures for income taxes in fiscal 2017 will be less than $5 million.

Liquidity and Capital Resources
As of June 30, 2016, our cash and cash equivalents balance of $302.2 million primarily consisted of cash and money market funds. In addition, as of June 30, 2016 we have short-term investments invested in U.S. Treasury Bills totaling $107.9 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2016, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $147 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
We have a five-year $250 million revolving credit facility (the “Credit Facility”) that expires in 2019. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of June 30, 2016, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the three months ended June 30, 2016, we did not repurchase any of common stock shares under our share repurchase program. As of June 30, 2016, there was $93 million remaining in the share repurchase program which expires on March 31, 2017. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
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
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Cash provided by operating activities	$24,047	$21,897
Net cash used in investing activities	(9,894)	(14,737)
Net cash provided by financing activities	1,842	3,499
Effects of exchange rate-changes in cash	(1,855)	2,137
Net increase in cash and cash equivalents	$14,140	$12,796
Net cash provided by operating activities was $24.0 million in the three months ended June 30, 2016 and $21.9 million in the three months ended June 30, 2015. In the three months ended June 30, 2016, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, a decrease in accounts receivable due to timing of cash receipts and an increase in deferred revenue. These cash increases were partially offset by a decrease in accrued liabilities. In the three months ended June 30, 2015, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, and decreases in accounts receivable due to timing of cash receipts, partially offset by a reduction of accrued expenses.

Net cash used in investing activities was $9.9 million for the three months ended June 30, 2016 and $14.7 million in the three months ended June 30, 2015. In the three months ended June 30, 2016, cash used in investing activities was related to $8.9 million in net purchases of U.S. Treasury Bills and $1.0 million of capital expenditures. In the three months ended June 30, 2015, cash used in investing activities was primarily due to $10.9 million in net purchases of U.S. Treasury Bills, $2.1 million of incremental spending on the Company’s planned corporate campus headquarters, and $1.7 million of capital expenditures.
Net cash provided by financing activities was $1.8 million in the three months ended June 30, 2016 and $3.5 million in the three months ended June 30, 2015. The cash provided by financing activities in the three months ended June 30, 2016 was due to $1.6 million of proceeds from the exercise of stock options and $0.3 million of excess tax benefits recognized as a result of the stock option exercises and restricted stock vesting. The net cash provided by financing activities in the three months ended June 30, 2015 was primarily due to $1.8 million of excess tax benefits recognized as a result of the stock option exercises and $1.7 million of proceeds from the exercise of stock options.
Working capital increased $17.7 million from $252.4 million as of March 31, 2016 to $270.1 million as of June 30, 2016. The net increase in working capital is due primarily to a net increase in cash and short-term investments as a result of cash flow generated from operations. We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and potential stock repurchases for at least the next 12 months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, including borrowing under our revolving credit facility, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of June 30, 2016, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of June 30, 2016, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 44% of our sales were outside the United States for the three months ended June 30, 2016. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Loss. We recognized a net foreign currency transaction gain of $0.3 million in the three months ended June 30, 2016. We recognized net foreign currency transaction losses of $0.2 million in the three months ended June 30, 2015. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. Gains and losses from these contracts are recorded in general and administrative expenses. As of June 30, 2016 and March 31, 2016, we did not have any forward contracts outstanding. We recorded net realized gains and losses of less than $0.1 million related to the settlement of forward exchange contracts in the three months ended June 30, 2016 and 2015. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which remains pending with the court. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the three months ended June 30, 2016.

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

Commvault Systems, Inc.

Dated:	July 28, 2016	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	July 28, 2016	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document