Form 10-Q
period 2016-12-31
COMMVAULT SYSTEMS INC
filed 2017-01-26
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 23, 2017, there were 45,079,668 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$316,412	$288,107
Short-term investments	120,747	99,072
Trade accounts receivable, less allowance for doubtful accounts of $325 at December 31, 2016 and $315 at March 31, 2016	115,851	113,429
Other current assets	15,754	16,769
Total current assets	568,764	517,377
Deferred tax assets, net	57,956	49,976
Property and equipment, net	132,862	135,904
Equity method investment	4,035	4,579
Other assets	6,099	6,737
Total assets	$769,716	$714,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143	$309
Accrued liabilities	75,971	69,678
Deferred revenue	191,052	194,977
Total current liabilities	267,166	264,964
Deferred revenue, less current portion	63,763	49,889
Other liabilities	3,597	3,452
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2016 and March 31, 2016	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,948 shares and 44,134 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	448	440
Additional paid-in capital	670,714	602,999
Accumulated deficit	(221,976)	(197,962)
Accumulated other comprehensive loss	(13,996)	(9,209)
Total stockholders’ equity	435,190	396,268
Total liabilities and stockholders’ equity	$769,716	$714,573
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Software	$77,322	$71,389	$211,716	$185,449
Services	88,519	84,307	265,871	250,112
Total revenues	165,841	155,696	477,587	435,561
Cost of revenues:
Software	772	530	2,306	1,595
Services	20,394	19,899	61,512	60,320
Total cost of revenues	21,166	20,429	63,818	61,915
Gross margin	144,675	135,267	413,769	373,646
Operating expenses:
Sales and marketing	98,433	91,393	285,912	263,017
Research and development	21,227	17,963	60,676	50,876
General and administrative	21,610	20,002	62,862	59,717
Depreciation and amortization	2,163	2,400	6,382	7,336
Total operating expenses	143,433	131,758	415,832	380,946
Income (loss) from operations	1,242	3,509	(2,063)	(7,300)
Interest expense	(233)	(234)	(724)	(692)
Interest income	312	207	843	587
Equity in loss of affiliate	(300)	—	(544)	—
Income (loss) before income taxes	1,021	3,482	(2,488)	(7,405)
Income tax expense (benefit)	1,063	(1,396)	160	(1,747)
Net income (loss)	$(42)	$4,878	$(2,648)	$(5,658)
Net income (loss) per common share:
Basic	$(0.00)	$0.11	$(0.06)	$(0.12)
Diluted	$(0.00)	$0.10	$(0.06)	$(0.12)
Weighted average common shares outstanding:
Basic	45,099	45,315	44,645	45,339
Diluted	45,099	46,577	44,645	45,339
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income (loss)	$(42)	$4,878	$(2,648)	$(5,658)
Other comprehensive loss:
Foreign currency translation adjustment	(3,268)	(496)	(4,787)	(2,176)
Comprehensive income (loss)	$(3,310)	$4,382	$(7,435)	$(7,834)
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2016	44,134	$440	$602,999	$(197,962)	$(9,209)	$396,268
Stock-based compensation			55,153			55,153
Tax benefits relating to stock-based payments			1,930			1,930
Share issuances related to stock-based compensation	1,291	13	14,258			14,271
Repurchase of common stock	(477)	(5)	(3,626)	(21,366)		(24,997)
Net loss				(2,648)		(2,648)
Other comprehensive loss					(4,787)	(4,787)
Balance as of December 31, 2016	44,948	$448	$670,714	$(221,976)	$(13,996)	$435,190
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,648)	$(5,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,573	8,509
Noncash stock-based compensation	55,153	47,516
Excess tax benefits from stock-based compensation	(4,776)	(6,263)
Deferred income taxes	(8,074)	(7,880)
Equity in loss of affiliate	544	—
Changes in operating assets and liabilities:
Trade accounts receivable	(5,462)	2,186
Other current assets and Other assets	1,060	2,448
Accounts payable	(159)	(625)
Accrued liabilities	10,858	4,020
Deferred revenue	16,933	2,984
Other liabilities	52	(3)
Net cash provided by operating activities	71,054	47,234
Cash flows from investing activities
Purchase of short-term investments	(93,911)	(72,235)
Proceeds from maturity of short-term investments	72,236	37,461
Purchases of equity method investment	—	(4,576)
Purchases for corporate campus headquarters	—	(2,111)
Purchase of property and equipment	(4,485)	(5,007)
Net cash used in investing activities	(26,160)	(46,468)
Cash flows from financing activities
Repurchase of common stock	(24,997)	(34,580)
Proceeds from the exercise of stock options and the Employee Stock Purchase Plan	14,271	9,778
Excess tax benefits from stock-based compensation	4,776	6,263
Net cash used in financing activities	(5,950)	(18,539)
Effects of exchange rate — changes in cash	(10,639)	(3,504)
Net increase (decrease) in cash and cash equivalents	28,305	(21,277)
Cash and cash equivalents at beginning of period	288,107	337,673
Cash and cash equivalents at end of period	$316,412	$316,396

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
The consolidated financial statements as of December 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2016. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2016 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2016.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also includes guidance regarding the accounting for contract acquisition costs, which include sales commissions. The new standard will be effective for the Company beginning April 1, 2018, and early adoption as of April 1, 2017 is permitted. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is considering the early adoption of the standard on April 1, 2017 using the full retrospective method to restate each prior reporting period presented.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

While the Company continues to assess all potential impacts of this new standard, it currently believes the most significant impacts relate to the accounting for commissions costs and the timing of revenue recognition of subscription, or term-based, software license arrangements. Specifically, under the new standard:

•
The cost of sales commissions will be recorded as an asset and recognized as an operating expense over the time period that the Company expects to recover the costs and the Company believes the impact may be material to the financial statements. Currently, the Company expenses commissions cost as incurred;

•
Software revenue associated with non-cancellable subscription or, term-based, software license arrangements will generally be recognized upon delivery of the license. Historically, these arrangements have not been material, and the Company currently recognizes this revenue ratably over the term of the software license; and

•	The Company expects that the accounting for software revenue derived from perpetual based licensing arrangements and associated services revenues will not be materially impacted.

The adoption of the standard will require the implementation of new accounting processes, which will change the Company's internal controls over revenue recognition, contract acquisition costs and financial reporting. The Company is designing and implementing these controls in anticipation of potentially early adopting the new standard on April 1, 2017.

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
Deferred revenue consists of the following:

	December 31, 2016	March 31, 2016
Current:
Deferred software revenue	$3,250	$1,578
Deferred services revenue	187,802	193,399
	$191,052	$194,977
Non-current:
Deferred services revenue	$63,763	$49,889
Total Deferred Revenue	$254,815	$244,866
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% and 38% of total revenues for the nine months ended December 31, 2016 and 2015, respectively. Arrow accounted for approximately 44% of total accounts receivable as of December 31, 2016 and 43% of total accounts receivable as of March 31, 2016.
Sales through the Company’s distribution agreement with Avnet Technology Solutions ("Avnet") totaled 10% of total revenues for the nine months ended December 31, 2016. Avnet accounted for approximately 11% of total accounts receivable as of December 31, 2016.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at December 31, 2016 and March 31, 2016:

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$60,555	—	—	$60,555
Short-term investments	$—	121,007	—	$121,007

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$95,735	—	—	$95,735
Short-term investments	$—	99,215	—	$99,215

3.    Property and Equipment
Property and equipment consist of the following:

	December 31,	March 31,
	2016	2016
Land	$9,445	$9,445
Buildings	103,243	103,193
Computers, servers and other equipment	35,293	33,120
Furniture and fixtures	14,789	14,458
Leasehold improvements	6,763	6,948
Purchased software	1,333	1,279
Construction in process	671	165
	171,537	168,608
Less: Accumulated depreciation and amortization	(38,675)	(32,704)
	$132,862	$135,904
The Company recorded depreciation and amortization expense of $7,384 and $8,320 for the nine months ended December 31, 2016 and 2015, respectively.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, vesting of restricted stock units and shares to be purchased under the Employee Stock Purchase Plan. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income (loss)	$(42)	$4,878	$(2,648)	$(5,658)
Basic net income (loss) per common share:
Basic weighted average shares outstanding	45,099	45,315	44,645	45,339
Basic net income (loss) per common share	$(0.00)	$0.11	$(0.06)	$(0.12)
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	45,099	45,315	44,645	45,339
Dilutive effect of stock options, restricted stock units, performance stock options, performance restricted stock units and employee stock purchase plan	—	1,262	—	—
Diluted weighted average shares outstanding	45,099	46,577	44,645	45,339
Diluted net income (loss) per common share	$(0.00)	$0.10	$(0.06)	$(0.12)
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 8,249 and 4,273 for the three months ended December 31, 2016 and 2015 and 8,346 and 8,202 for the nine months ended December 31, 2016 and 2015, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of December 31, 2016, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant's motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. As of December 31, 2016, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of December 31, 2016, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at December 31, 2016 were $631. The amortization of debt issuance costs was $63 and $189 in the three and nine months ended December 31, 2016.
7.    Capitalization
During the three and nine months ended December 31, 2016, the company repurchased $24,997 of common stock (477 shares). As of December 31, 2016, $68,105 remained in the stock repurchase authorization that expires on March 31, 2017.

Subsequent Event

On January 18, 2017, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2018 and authorized an increase to the existing share repurchase program so that $150,000 is now available.
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
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the three and nine months ended December 31, 2016 and 2015. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cost of services revenue	$1,060	$870	$2,895	$2,258
Sales and marketing	9,100	7,971	25,061	21,011
Research and development	1,924	1,813	5,372	4,888
General and administrative	7,026	6,573	21,825	19,359
Stock-based compensation expense	$19,110	$17,227	$55,153	$47,516
As of December 31, 2016, there was approximately $109,462 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.72 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the nine months ended December 31, 2016 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2016	5,939	$44.07
Options granted	—	—
Options exercised	(328)	30.76
Options forfeited	(67)	51.87
Options expired	(102)	68.89
Outstanding as of December 31, 2016	5,442	$44.32	4.99	$79,467
Vested or expected to vest as of December 31, 2016	5,417	$44.29	4.97	$79,308
Exercisable as of December 31, 2016	4,701	$42.48	4.57	$75,577
The weighted average fair value of stock options granted was $14.46 and $15.20 per option during the three and nine months ended December 31, 2015. The total intrinsic value of options exercised was $2,101 and $6,540 for the three and nine months ended December 31, 2016 and $1,794 and $21,768 for the three and nine months ended December 31, 2015. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2016 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2016	2,212	$43.43
Awarded	1,277	50.55
Vested	(822)	50.85
Forfeited	(124)	43.26
Non-vested as of December 31, 2016	2,543	$45.62
The weighted average fair value of restricted stock units awarded was $53.16 and $50.55 per unit during the three and nine months ended December 31, 2016, and $36.69 and $37.31 per unit during the three and nine months ended December 31, 2015, respectively.
Performance Based Awards

In the nine months ended December 31, 2016, the Company granted 115 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2017 and ii) the Company's customary service periods. The awards vest in three annual tranches and have a maximum potential to vest at 200% (230 shares) based on actual fiscal 2017 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the nine months ended December 31, 2016, the Company granted 123 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (246 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted average fair value of the awards granted during the nine months ended December 31, 2016 was $57.28. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of December 31, 2016, 2,503 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan was $632 and $1,966 for the three and nine months ended December 31, 2016 and $588 and $1,784 for the three and nine months ended December 31, 2015.
9.    Income Taxes
Income tax expense was $1,063 and $160 in the three and nine months ended December 31, 2016. The income tax expense in the nine month period ended December 31, 2016 is primarily the result of unfavorable impact of permanent book to tax differences and $616 of income tax expense related to a change in the estimated state tax rate applied to the state deferred tax assets and the state income tax payable, partially offset by the favorable impact of research tax credits.
Income tax benefit was $1,396 and $1,747 in the three and nine months ended December 31, 2015, respectively. The effective rate of the income tax benefit in the nine month period is lower than the federal statutory rate due to the impact of unfavorable permanent differences, partially offset by the permanently extended research credit.
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

Balance as of March 31, 2016	$1,952
Additions for tax positions related to fiscal 2017	92
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	—
Balance as of December 31, 2016	$2,044

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Unrecognized tax benefits and the related accrued interest and penalties totaling $1,875 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $233 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $508 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $106 represents interest and penalties.
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
Overview
We are a leading provider of data and information management software applications and related services. Our software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. Our platform contains software functionality that works together seamlessly, sharing a single code and common function set to deliver Data Protection - Backup & Recovery; Cloud and Infrastructure Management; and Retention and Compliance across physical, virtual and cloud environments. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. Our software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. Our software enables our customers to simply and cost-effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of December 31, 2016, we had licensed our software applications to over 24,000 registered customers.
Our software licenses typically provide for a perpetual right to use our software and are sold on a per-terabyte capacity basis, on a per-copy basis, as site licenses, or as a solution set. During the nine months ended December 31, 2016, approximately 69% of software license revenue was sold on a capacity basis. This compares to approximately 73% of software license revenue was sold on a capacity basis during fiscal 2016. Capacity-based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Commvault functionalities are bundled into one capacity-based price. We anticipate that capacity-based licenses will continue to account for the majority of our software license revenue for fiscal 2017 and fiscal 2018. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Our primary solution sets in our software suite include virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. These solution sets can be individually deployed or combined as part of a comprehensive data protection and information management solution. Our solution sets are generally sold on a per-unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 44% and 43% of our total revenues for the nine months ended December 31, 2016 and 2015, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 55% and 51% of our total software revenue in the nine months ended December 31, 2016 and 2015, respectively.
Software revenue generated through indirect distribution channels was 88% of total software revenue in the nine months ended December 31, 2016 and was approximately 85% of total software revenue in the nine months ended December 31, 2015. Software revenue generated through direct distribution channels was approximately 12% of total software revenue in the nine months ended December 31, 2016 and was approximately 15% of total software revenue in the nine months ended December 31, 2015. The dollar value of software revenue generated through indirect distribution channels increased approximately $29.0 million, or 18%, in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. The dollar value of software revenue generated through direct distribution channels decreased approximately $2.7 million, or 10%, in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Data Systems ("HDS") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including HDS, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 15% of our total revenues for the nine months ended December 31, 2016 and 2015.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 37% of our total revenues through Arrow in the nine months ended December 31, 2016, and approximately 38% in the nine months ended December 31, 2015. We generated approximately 10% of our total revenues through Avnet in the nine months ended December 31, 2016. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Our services revenue was 56% of our total revenues for the nine months ended December 31, 2016 and 57% of our total revenues for the nine months ended December 31, 2015. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.

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
The gross margin of our services revenue was 77% for the nine months ended December 31, 2016 and 76% for the nine months ended December 31, 2015. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was approximately 99% for both the nine months ended December 31, 2016 and 2015. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 43% of our total revenue for the nine months ended December 31, 2016 and December 31, 2015. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2015 our software revenue would have been higher by $2.0 million, our services revenue would have been higher by $1.4 million, our cost of sales would have been higher by $0.1 million and our operating expenses would have been higher by $3.7 million from non-U.S. operations for the three months ended December 31, 2016. Using the average foreign currency exchange rates from the nine months ended December 31, 2015 our software revenue would have been higher by $3.5 million, our services revenue would have been higher by $3.1 million, our cost of sales would have been higher by approximately $0.2 million and our operating expenses would have been higher by $7.8 million from non-U.S. operations for the nine months ended December 31, 2016.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction loss of less than $0.1 million and gain of $0.4 million in the three and nine months ended December 31, 2016. We recognized net foreign currency transaction loss of $0.1 million and gain of $0.1 million in the three and nine months ended December 31, 2015.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes; and
•Software Development Costs
There have been no significant changes in our critical accounting policies and estimates during the nine months ended December 31, 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2016. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2016 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding, numbers in column may not sum to totals):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Software	47%	46%	44%	43%
Services	53%	54%	56%	57%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Software	—%	—%	—%	—%
Services	12%	13%	13%	14%
Total cost of revenues	13%	13%	13%	14%
Gross margin	87%	87%	87%	86%

Three months ended December 31, 2016 compared to three months ended December 31, 2015
Revenues
Total revenues increased $10.1 million, or 7%, from $155.7 million in the three months ended December 31, 2015 to $165.8 million in the three months ended December 31, 2016.
Software Revenue. Software revenue increased $5.9 million, or 8%, from $71.4 million in the three months ended December 31, 2015 to $77.3 million in the three months ended December 31, 2016. Software revenue represented 47% of our total revenues in the three months ended December 31, 2016 compared to 46% of total revenues in the three months ended December 31, 2015.
We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 56%, 32% and 12% of total software revenue, respectively, for the three months ended December 31, 2016. The year over year growth of software revenue in the Americas, EMEA and APAC was flat, 23% and, 17%, respectively.

▪
Americas enterprise transaction revenue increased by 7% as a result of an increase in the number of transactions but was offset by a decline in average enterprise transaction deal size and non-enterprise transaction revenue.

▪
EMEA software revenue increased primarily due to a 35% increase in enterprise transaction revenue. The increase in enterprise transaction revenue was primarily a result of an increase in the total number of enterprise revenue transactions.

Year over year software revenue growth in EMEA was adversely impacted by changes in foreign exchange rates as the U.S. dollar strengthened against the Euro and British pound sterling. Using average foreign exchange rates from the third quarter of fiscal 2016, third quarter fiscal 2017 EMEA software revenue would have increased 32% compared to an actual increase of 23%.

▪	The increase in APAC software revenue was also the result of an increase in the number of enterprise revenue transactions.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 57% of our software revenue in the three months ended December 31, 2016 and approximately 54% of our software revenue in the three months ended December 31, 2015. Enterprise software transactions increased by $5.6 million, or 15%, in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. This increase was driven by a 22% increase in the number of enterprise software transactions. The average dollar amount of such transactions was approximately $261,000 in the three months ended December 31, 2016 and approximately $278,000 in the three months ended December 31, 2015.
Services Revenue. Services revenue increased $4.2 million, or 5%, from $84.3 million in the three months ended December 31, 2015 to $88.5 million in the three months ended December 31, 2016. Services revenue represented 53% of our total revenues in the three months ended December 31, 2016 and 54% in the three months ended December 31, 2015. The increase in services revenue is due to a $5.1 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in professional services revenue.
Cost of Revenues. Total cost of revenues increased $0.7 million, or 4%, from $20.4 million in the three months ended December 31, 2015 to $21.2 million in the three months ended December 31, 2016. Total cost of revenues represented 13% of our total revenues in the three months ended December 31, 2016 and in the three months ended December 31, 2015. An increase in the percentage of total revenues represented by software revenue has the impact of improving our overall gross margins.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $7.0 million, or 8%, from $91.4 million in the three months ended December 31, 2015 to $98.4 million in the three months ended December 31, 2016. The increase is due to a $3.5 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year, a $1.1 million increase in stock-based compensation and a $2.2 million increase in marketing expenses, which included the cost of our inaugural customer conference. Sales and marketing expenses as a percentage of total revenues was 59% in the three months ended December 31, 2016 and 2015.
Research and Development. Research and development expenses increased $3.3 million, or 18%, from $18.0 million in the three months ended December 31, 2015 to $21.2 million in the three months ended December 31, 2016. The increase is primarily due to an increase in salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 13% in the three months ended December 31, 2016 and 12% in the three months ended December 31, 2015. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $1.6 million, or 8%, from $20.0 million in the three months ended December 31, 2015 to $21.6 million in the three months ended December 31, 2016. The increase is primarily the result of an increase in salary and related expenses as well as higher stock-based compensation. General and administrative expenses in the three months ended December 31, 2016 and 2015 includes approximately $0.1 million of net foreign currency transaction losses. General and administrative expenses as a percentage of total revenues was 13% in the three months ended December 31, 2016 and 2015.
Depreciation and Amortization. Depreciation expense decreased by $0.2 million from $2.4 million in the three months ended December 31, 2015 to $2.2 million in the three months ended December 31, 2016.
Income Tax Expense (Benefit)
Income tax expense was $1.1 million in the three months ended December 31, 2016 compared to a benefit of $1.4 million in the three months ended December 31, 2015. The tax expense in the three month period ended December 31, 2016 is due to projected permanent differences representing a higher percentage of projected loss before taxes partially offset by the favorable impact of research tax credits. We estimate that cash expenditures for income taxes for fiscal 2017 will be less than $5.0 million. The income tax expense recorded in the three months ended December 31, 2015 is primarily the result of federal research and development tax credits recorded as a result of legislation that made the credits permanent.
Nine months ended December 31, 2016 compared to nine months ended December 31, 2015
Revenues
Total revenues increased $42.0 million, or 10%, from $435.6 million in the nine months ended December 31, 2015 to $477.6 million in the nine months ended December 31, 2016.
Software Revenue. Software revenue increased $26.3 million, or 14%, from $185.4 million in the nine months ended December 31, 2015 to $211.7 million in the nine months ended December 31, 2016. Software revenue represented 44% of our total revenues in the nine months ended December 31, 2016 as compared to 43% of total revenues in the nine months ended December 31, 2015.

Americas, EMEA and APAC represented 58%, 29% and 13% of total software revenue, respectively, for the nine months ended December 31, 2016. The year-over-year increase of software revenue in the Americas, EMEA and APAC was 10%, 16% and 29%, respectively.

▪
The increase in Americas software revenue for the nine months ended December 31, 2016 was the result of an increase in enterprise transaction revenue driven by a higher number of enterprise revenue transactions. These increases were slightly offset by a decrease in non-enterprise transaction revenue.

▪
EMEA software revenue increased primarily as a result of an increase in both enterprise and non-enterprise transaction revenue. The increase in enterprise transaction revenue was driven by a significant increase in the number of such transactions.

Year over year software revenue growth in EMEA was adversely impacted by changes in foreign exchange rates as the U.S. dollar strengthened against the Euro and British pound sterling. Using average foreign exchange rates from the first nine months of fiscal 2016, fiscal 2017 EMEA software revenue would have increased 22% compared to an actual increase of 16%.

▪	The increase in APAC software revenue was primarily the result of a significant increase in enterprise transaction revenue from an increase in the number of transactions.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 55% of our software revenue in the nine months ended December 31, 2016 and approximately 51% of our software revenue in the nine months ended December 31, 2015. Enterprise software transaction revenue increased by $23.3 million, or 25%, in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. This increase was driven by a 29% increase in the number of transactions partially offset by a 3% decline in the average dollar amount of such transactions. The average sales price was approximately $258,000 in the nine months ended December 31, 2016 and approximately $267,000 in the nine months ended December 31, 2015. Software revenue derived from transactions less than $0.1 million increased $3.0 million, or 3%, in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015.
Services Revenue. Services revenue increased $15.8 million, or 6%, from $250.1 million in the nine months ended December 31, 2015 to $265.9 million in the nine months ended December 31, 2016. Services revenue represented 56% of our total revenues in the nine months ended December 31, 2016 and 57% in the nine months ended December 31, 2015. The increase in services revenue is due to a $17.6 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in professional services revenue.
Cost of Revenues. Total cost of revenues increased $1.9 million, or 3%, from $61.9 million in the nine months ended December 31, 2015 to $63.8 million in the nine months ended December 31, 2016. Total cost of revenues represented 13% of our total revenues in the nine months ended December 31, 2016 and 14% in the nine months ended December 31, 2015. An increase in the percentage of total revenues represented by software revenue had the impact of improving our overall gross margins.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $22.9 million, or 9%, from $263.0 million in the nine months ended December 31, 2015 to $285.9 million in the nine months ended December 31, 2016. The increase is primarily due to a $11.7 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year, a $4.0 million increase in stock-based compensation and $4.0 million in incremental marketing expense which included the cost of our inaugural customer conference as well as our first worldwide sales meeting in several years held during the first quarter. Sales and marketing expenses as a percentage of total revenues was 60% in both the nine months ended December 31, 2016 and 2015.
Research and Development. Research and development expenses increased $9.8 million, or 19%, from $50.9 million in the nine months ended December 31, 2015 to $60.7 million in the nine months ended December 31, 2016. The increase is due to salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 13% in the nine months ended December 31, 2016 and 12% in the nine months ended December 31, 2015. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $3.1 million, or 5%, from $59.7 million in the nine months ended December 31, 2015 to $62.9 million in the nine months ended December 31, 2016. The increase is primarily the result of a $2.5 million increase in stock-based compensation. Expenses in the nine months ended December 31, 2016 includes approximately $0.4 million of net foreign currency transaction gains compared to less than $0.1 million of net foreign currency transaction gains in the nine months ended December 31, 2015. General and administrative expenses as a percentage of total revenues decreased to 13% in the nine months ended December 31, 2016 from 14% in the nine months ended December 31, 2015.
Depreciation and Amortization. Depreciation expense decreased by $1.0 million from $7.3 million in the nine months ended December 31, 2015 to $6.4 million in the nine months ended December 31, 2016.
Income Tax Expense (Benefit)
The income tax expense in the nine month period ended December 31, 2016 is due to the unfavorable impact of permanent book to tax differences and $0.6 of income tax expense related to a change in the estimated state tax rate applied to the state deferred tax assets and the state income tax payable, partially offset by the favorable impact of research tax credits. We estimate that cash expenditures for income taxes for fiscal 2017 will be less than $5.0 million. The income tax benefit recorded in the nine months ended December 31, 2015 of 23.6% is primarily the result of federal research and development tax credits recorded as a result of legislation that made the credits permanent.
Liquidity and Capital Resources
As of December 31, 2016, our cash and cash equivalents balance of $316.4 million primarily consisted of cash and money market funds. In addition, as of December 31, 2016 we have short-term investments invested in U.S. Treasury Bills totaling $120.7 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of December 31, 2016, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $157 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
We have a five-year $250 million revolving credit facility (the “Credit Facility”) that expires in 2019. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of December 31, 2016, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the nine months ended December 31, 2016, we repurchased $25.0 million of our common stock under our share repurchase program. As of December 31, 2016 there was $68.1 million remaining in the share repurchase program which expires March 31, 2017. On January 18, 2017, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2018 and authorized an increase to the existing share repurchase program so that $150.0 million is now available. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
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

Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$71,054	$47,234
Net cash used in investing activities	(26,160)	(46,468)
Net cash used in financing activities	(5,950)	(18,539)
Effects of exchange rate-changes in cash	(10,639)	(3,504)
Net increase (decrease) in cash and cash equivalents	$28,305	$(21,277)
Net cash provided by operating activities was $71.1 million in the nine months ended December 31, 2016 and $47.2 million in the nine months ended December 31, 2015. In the nine months ended December 31, 2016, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, and an increase in deferred revenue and accrued expenses. In the nine months ended December 31, 2015, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, and increases in accrued expenses.
Net cash used in investing activities was $26.2 million for the nine months ended December 31, 2016 and $46.5 million in the nine months ended December 31, 2015. In the nine months ended December 31, 2016, cash used in investing activities was related to $21.7 million in net purchases of U.S. Treasury Bills and $4.5 million of capital expenditures. In the nine months ended December 31, 2015, cash used in investing activities was due to $34.8 million in net purchases of U.S. Treasury Bills, $5.0 million of capital expenditures, $4.6 million related to purchase of equity method investment and $2.1 million of incremental spending associated with the Company’s corporate campus headquarters.
Net cash used in financing activities was $6.0 million in the nine months ended December 31, 2016 and $18.5 million in the nine months ended December 31, 2015. The cash used in financing activities in the nine months ended December 31, 2016 was due to $25.0 million of common stock repurchases, partially offset by $14.3 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan as well as $4.8 million of excess tax benefits recognized as a result of the stock option exercises and restricted stock vesting. The cash used in financing activities in the nine months ended December 31, 2015 was due to $34.6 million of common stock repurchases, partially offset by $9.8 million of proceeds from the exercise of stock options and the employee stock purchase plan as well as $6.3 million of excess tax benefits recognized as a result of the stock option exercises and restricted stock vesting.
Working capital increased $49.2 million from $252.4 million as of March 31, 2016 to $301.6 million as of December 31, 2016. The net increase in working capital is due primarily to a net increase in cash and short-term investments that was a result of the cash flows generated from operations of $71.1 million, partially offset by $25.0 million of share repurchases. We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, including borrowing under our revolving credit facility, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of December 31, 2016, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
Impact of Recently Issued Accounting Standards

See Note 2 of the unaudited consolidated financial statements for a discussion of the impact of recently issued accounting standard.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2016, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 43% of our sales were outside the United States for the nine months ended December 31, 2016. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss). We recognized a net foreign currency transaction loss of less than $0.1 million and a gain of $0.4 million in the three and nine months ended December 31, 2016. We recognized net foreign currency transaction loss of $0.1 million and gain of $0.1 million in the three and nine months ended December 31, 2015. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. Gains and losses from these contracts are recorded in general and administrative expenses. As of December 31, 2016 and March 31, 2016, we did not have any forward contracts outstanding. We recorded net realized gains and losses of less than $0.1 million related to the settlement of forward exchange contracts in the three and nine months ended December 31, 2016 and 2015. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding the our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant's motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. As of December 31, 2016, we have not recorded an accrual for this matter as we have concluded the probability of a loss is remote.
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

During the third fiscal quarter of the fiscal 2017, we repurchased $25.0 million of common stock, or 477,353 shares, under our share repurchase program. A summary of our repurchases of common stock during the three months ended December 31, 2016 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
October 2016	—	$—	—	$93,102,714
November 2016	147,300	$52.25	147,300	$85,406,491
December 2016	330,053	$52.42	330,053	$68,105,809	*
Three months ended December 31, 2016	477,353	$52.40	477,353
*On January 18, 2017, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2018 and authorized an increase to the existing share repurchase program so that $150.0 million was available at that time.
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

Commvault Systems, Inc.

Dated:	January 26, 2017	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	January 26, 2017	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document