Form 10-K
period 2017-03-31
COMMVAULT SYSTEMS INC
filed 2017-05-05
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $2.2 billion.
As of April 27, 2017, there were 44,947,327 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2017. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2017

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
Company Overview
Commvault is a leading provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. Key features of our software platform include:

•
Data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, network-attached storage, cloud-based infrastructures, and mobile devices;

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

We have established a worldwide, multi-channel distribution network to sell our software and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. As of March 31, 2017, we had licensed our data and information management software to approximately 25,000 registered customers.

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
The increasing reliance on critical enterprise software applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools is resulting in the rapid growth of data across all enterprises. This data is widely considered to be one of an organization’s most valued and strategic assets. Given the need for actionable and intelligent insights into data sets and file systems, organizations increasingly must scale and store information at unprecedented levels. Big data initiatives leverage new approaches and technologies to store, index and analyze huge data sets, while minimizing storage requirements and driving faster outcomes.
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
The innovations in storage and networking technologies, coupled with the rapid growth of data, have caused information technology managers to redesign their data and storage infrastructures to deliver greater efficiency, broaden access to data and reduce costs. The result has been the wide adoption of virtualized environments with larger and more complex networked data and storage solutions. We also believe the cloud will continue to significantly impact the way that applications are delivered, data is stored and information is retrieved.
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
Our Software
Our software licenses typically provide for a perpetual right to use our software and are sold on a per terabyte capacity basis, per-copy, as site licenses or as a solution set. In recent years, the majority of our software revenue has been sold on a capacity basis and we expect this to remain true in the near future. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various functionalities discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.

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
Virtual Machines (VMs) and Cloud Platforms
Our software solution for VM backup, recovery and cloud management delivers a number of benefits such as: VM recovery with live recovery options; backup to and in the cloud; custom-fit data protection for SLAs; broad hardware snapshot management; and workload portability across physical, virtual and cloud platforms. We offer a cloud management solution across multiple VM and cloud platforms, including Amazon Web Services (AWS), Microsoft Azure, Google Cloud and VMware.
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
Email and Enterprise Applications
Email along with enterprise applications are critical to a business. We believe a significant portion of business-critical information is stored in email so reliable backup and recovery is essential. Commvault Data Protection, Backup and Recovery gives users self-service access to search and restore messages without IT intervention. Our solution provides an enterprise a single solution to backup, restore and archive their important messaging applications. In addition, we provide our customers the ability to protect a wide range of applications, such as SharePoint, Exchange, Oracle, Office 365, and SAP enterprise software solutions.
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
VM and Cloud Management
Our holistic approach to cloud management allows companies to manage a virtual infrastructure across multiple hypervisors and cloud platforms. Our VM and Cloud Management solution can streamline operations over the entire VM lifecycle, from provisioning to protection to decommissioning. With our software solution, companies can manage VMware, Microsoft Hyper-V, Amazon Web Services EC2, Google Cloud and Microsoft Azure hypervisors through a single solution to get the most out of all their technologies.
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
Orchestration
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

•
Remote Managed Services.    Commvault Remote Managed Services provides remote monitoring and management of the Commvault data management platform deployed on a customer's environment. Our engineers configure, maintain and optimize a customer's Commvault software environment remotely via a secure connection.

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
Technology Alliance Partners.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Atos, Cisco, Citrix, Fujitsu, HP, Microsoft, Oracle, SAP, and VMware. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2017, we had more than 500 reseller partners and systems integrators that have distributed our software worldwide.
In order to broaden our market coverage, we work closely with our Global Original Equipment Manufacturer ("OEM") Partners, investing significant time and resources to deliver unique, joint solutions incorporating Commvault software. These partners team with our technical, engineering, marketing and sales force on helping to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data and information management needs. Our alliance managers work directly with Global OEM Partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions. Our most significant OEM partner is Hitachi Data Systems. Hitachi Data Systems has no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 15% of our total revenues in fiscal 2017 and fiscal 2016.

Additionally, we have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avent Inc. Pursuant to these distribution agreements, these distributors' primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for approximately 36% of our total revenue in fiscal 2017 and 38% in fiscal 2016.
Service Provider Partners. Our software is the data protection platform for over 200 service providers, which provide cloud-based solutions to client systems worldwide. As companies of all sizes and markets rapidly adopt cloud infrastructures for improved costs, speed and agility, we remain committed to these strategic relationships to address this growing trend.  Customers looking to move IT operations into the cloud depend on service providers to help them migrate, manage and protect their cloud infrastructures. We have partnered with a broad ecosystem of managed service provider and cloud partners so they can effectively deliver data management-as-a-service solutions based on Commvault software across geographies, vertical markets and offerings. Leading providers who have integrated Commvault software into their solution portfolios include Microsoft Windows Azure, AWS, Dimension Data, NetApp, and Rackspace.
Customers
We sell Commvault software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2017, we had licensed our software applications to approximately 25,000 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
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
Sales and Marketing
We sell our data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2017, we had 894 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.
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

Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2017, we had 582 employees in our research and development group, of which 186 are located in our Hyderabad and Bangalore development centers in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $83.5 million on research and development activities in fiscal 2017, $69.3 million in fiscal 2016 and $64.1 million in fiscal 2015.
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

•	Dell EMC

•	IBM

•	Veritas

•	Veeam
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
As of March 31, 2017, we had 491 issued patents and 338 pending patent applications in the United States, as well as 69 issued patents in foreign countries and 27 pending foreign patent applications.  No single patent, copyright, trademark, license, or other intellectual property right is solely responsible for protecting our products or services. Moreover, we may lack adequate patent or other intellectual property protection for certain innovations that later turn out to be important to our business.  Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
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

In the United States, we own federal registrations for or have common law trademark rights in the following marks: Commvault, the “C hexagon” logo & Commvault, the “CV” Logo & Commvault, the “C hexagon” logo, the “CV” logo, Commvault Systems, APSS, Commvault GO, Solving Forward, SIM, Singular Information Management, Simpana, Simpana (logo), Commvault Galaxy, Commvault Edge, Unified Data Management, Edge Drive, QiNetix, Quick Recovery, QR, CommNet, GridStor, Vault Tracker, InnerVault, Quick Snap, QSnap, IntelliSnap, Simpana OnePass, Recovery Director, CommServe, CommCell, ROMS, Distinctly Data and CommValue. We also have several other trademarks and have obtained or are actively pursuing trademark registrations in several foreign jurisdictions.
Employees
As of March 31, 2017, we had 2,656 employees worldwide, including 894 in sales and marketing, 582 in research and development, 913 in customer services and support and 267 in general and administration.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 1, 2016:

Name	Age	Position
N. Robert Hammer	75	Chairman, President and Chief Executive Officer
Alan G. Bunte	63	Executive Vice President, Chief Operating Officer
Brian Carolan	46	Vice President, Chief Financial Officer
Ron Miiller	50	Senior Vice President of Worldwide Sales
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
The data and information management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include Dell EMC, IBM, Veritas and Veeam.
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
In addition, we have distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow and Avnet Technology Solutions ("Avnet"). Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers buy from either Arrow or Avnet. Sales through our distribution agreement with Arrow accounted for approximately 36% of our total revenues for fiscal 2017 and approximately 38% for fiscal 2016. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future revenues.
Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 15% of our total revenues for fiscal 2017 and fiscal 2016.

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
Our outstanding accounts receivables are generally not secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of our product. Volatile economic conditions could result in our customers and resellers facing liquidity concerns leading to them not being able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows.
In addition, in the future we may transition a more significant percentage of our revenue to subscription, or term based, arrangements. In these arrangements, our customers may pay for software and related services over a period of several years. Due to the potential for extended period of collection, we may be exposed to more significant credit risk.

We are, and may in the future become, involved in litigation that may have a material adverse effect on our business.
On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Discovery has commenced in this action and is ongoing. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. As of March 31, 2017, we have not recorded an accrual for this matter as we have concluded that the probability of a loss is remote.
On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against us (nominally), certain of its executive officers, and certain of its current and former members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB).  The action alleges that certain of our executive officers and board members breached their fiduciary duties to us by causing, or allowing, us to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that through these breaches, our executive officers and board members unjustly enriched themselves at the expense of the company.  The suit asserts factual allegations similar to the allegations made in In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), a securities litigation also pending in the United States District Court for the District of New Jersey.  The allegations asserted in the shareholder derivate action purport to cover a period from 2013 through the present.  As a derivative action, the complaint is brought nominally on behalf of the company, and seeks compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows.  As of March 31, 2017, we have not recorded an accrual for this matter as we have concluded the probability of a loss is remote.

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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $83.5 million, or 13% of our total revenues in fiscal 2017, $69.3 million, or 12% of our total revenues in fiscal 2016 and $64.1 million, or 11% of our total revenues in fiscal 2015. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
Our Omnibus Plan has approximately two million shares left available for grant until we will be required to ask our shareholders for additional shares. If our shareholders do not approve additional shares it could make it difficult to attract, retain and motivate our key personnel.
Our international sales and operations are subject to factors that could have an adverse effect on our results of operations.
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 44% of our revenues from outside the United States in fiscal 2017 and 42% for fiscal 2016. International revenue increased 12% in fiscal 2017 compared to fiscal 2016. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.

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
On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204.  Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We have not yet answered the complaint.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously. As of March 31, 2017, we have not recorded an accrual for this matter as we have concluded that the probability of a loss is remote.
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
We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction. As of March 31, 2017, we had net deferred tax assets of approximately $61.0 million, which were primarily related to stock compensation, deferred revenue and tax credits. We expect our cash taxes to continue to align with our effective tax rate over the next several years.
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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

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
In addition, we have offices in the United States in California, Colorado, Illinois, Massachusetts, Minnesota, New York, Oregon, Texas, and Virginia; and outside the United States in Australia, Brazil, Canada, China, France, Germany, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Poland, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, and United Kingdom.

Item 3.	Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Except as discussed below, we do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Discovery has commenced in this action and is ongoing. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. As of March 31, 2017, we have not recorded an accrual for this matter as we have concluded that the probability of a loss is remote.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against us (nominally), certain of its executive officers, and certain of its current and former members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB).  The action alleges that certain of our executive officers and board members breached their fiduciary duties to us by causing, or allowing, us to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that through these breaches, our executive officers and board members unjustly enriched themselves at the expense of the company.  The suit asserts factual allegations similar to the allegations made in In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), a securities litigation also pending in the United States District Court for the District of New Jersey.  The allegations asserted in the shareholder derivate action purport to cover a period from 2013 through the present.  As a derivative action, the complaint is brought nominally on behalf of the company, and seeks compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows.  As of March 31, 2017, we have not recorded an accrual for this matter as we have concluded the probability of a loss is remote.
On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204.  Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We have not yet answered the complaint.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously. As of March 31, 2017, we have not recorded an accrual for this matter as we have concluded that the probability of a loss is remote.

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

	Common Stock
	2017		2016
	High	Low	High	Low
First Quarter	$47.25	$41.15	$47.46	$42.41
Second Quarter	$53.56	$42.41	$41.31	$33.96
Third Quarter	$57.20	$51.05	$42.91	$34.54
Fourth Quarter	$56.80	$48.50	$43.17	$30.41
On April 27, 2017, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $50.70 per share.
Stockholders
As of April 27, 2017, there were approximately 53 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2012 and March 31, 2017, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2012 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2012 was the closing sales price of $49.64 per share.
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

	3/31/2012	3/28/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
Commvault	100.0	205.6	162.9	109.6	108.2	102.3
NASDAQ Composite Index	100.0	117.5	151.0	176.2	175.1	191.2
NASDAQ Computer Index	100.0	111.0	145.5	174.0	184.1	193.9
Issuer Purchases of Equity Securities
During the three months ended March 31, 2017, we repurchased $25.0 million of common stock (0.5 million shares). During the year ended March 31, 2017, we repurchased $50.0 million of common stock (1.0 million shares), under our share repurchase program. As of May 4, 2017, there is $125.0 million remaining in the share repurchase program which expires on March 31, 2018.

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total of Purchases	Approximate dollar value of shares that may yet be purchased under the program
January 2017	216,422	$49.73	$10,763,585	$139,236,415
February 2017	288,254	$49.39	$14,237,263	$124,999,152
March 2017	—	$—	—	$124,999,152
Three months ended March 31, 2017	504,676	$49.54	$25,000,848

Item 6.	Selected Financial Data
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

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software	$296,421	$258,793	$283,254	$294,411	$251,508
Services	354,097	336,333	324,289	291,929	244,342
Total revenues	650,518	595,126	607,543	586,340	495,850
Cost of revenues:
Software	3,045	2,385	2,442	2,588	2,863
Services	82,147	80,327	79,626	71,713	62,089
Total cost of revenues	85,192	82,712	82,068	74,301	64,952
Gross margin	565,326	512,414	525,475	512,039	430,898
Operating expenses:
Sales and marketing	387,975	352,669	335,980	283,304	247,696
Research and development	83,543	69,287	64,143	55,134	47,356
General and administrative	84,944	78,848	78,063	67,106	50,119
Depreciation and amortization	8,635	9,611	8,505	6,075	4,832
Total operating expenses	565,097	510,415	486,691	411,619	350,003

Income from operations	229	1,999	38,784	100,420	80,895
Interest expense	(957)	(933)	(665)	—	—
Interest income	1,163	862	773	890	1,059
Equity in loss of affiliate	(958)	(83)	—	—	—
Income (loss) before income taxes	(523)	1,845	38,892	101,310	81,954
Income tax expense (benefit)	(1,063)	1,709	13,242	37,246	28,745
Net income	$540	$136	$25,650	$64,064	$53,209
Net income per common share:
Basic	$0.01	$0.00	$0.56	$1.36	$1.17
Diluted	$0.01	$0.00	$0.54	$1.29	$1.10
Weighted average shares used in computing per share amounts:
Basic	44,700	45,159	45,464	46,976	45,463
Diluted	46,621	46,489	47,222	49,642	48,330

	As of March 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$329,491	$288,107	$337,673	$457,733	$433,964
Short-term investments	120,693	99,072	49,936	24,976	1,948
Working capital	313,141	252,413	267,480	387,004	343,094
Total assets	802,967	714,573	713,466	755,384	604,854
Deferred revenue	277,580	244,866	229,735	209,575	184,270
Total stockholders’ equity	442,635	396,268	407,010	462,578	354,017

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Commvault is a leading provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. Key features of our software platform include:

•
Data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, network-attached storage, cloud-based infrastructures, and mobile devices;

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
Commvault software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle, and through sharing and better utilization of storage resources across the enterprise. We can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of March 31, 2017 we had licensed our software applications to approximately 25,000 registered customers.
History and Background
In early 2000, we launched Commvault Galaxy for backup and recovery, a storage industry award winner. In the years since, Commvault has forged numerous alliances with top software application and hardware vendors, such as Hitachi Data Systems, Microsoft, Network Appliance, Fujitsu, Novell and Oracle, to enhance capabilities and to create a premiere suite of data and information management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data. In addition to Data Protection - Backup & Recovery, the subsequent release of our other software application technologies has increased our addressable market. Each software technology can be used individually or in combination with other technologies from our single platform suite.

Our software licenses typically provide for a perpetual right to use our software and are sold on a per terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. During the fiscal year ended March 31, 2017, approximately 69% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Commvault functionalities are bundled into one capacity based price. We anticipate that capacity based licenses will continue to account for the majority of our software license revenue for the near future. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term. Our primary solution sets in our software suite include virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. These solution sets can be individually deployed or combined as part of a comprehensive data protection and information management solution. Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set and per user for our endpoint data protection solution set.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 46% of our total revenues for fiscal 2017, 43% for fiscal 2016 and 47% for fiscal 2015.
In recent fiscal years, we generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 56% of our software revenue in fiscal 2017, 53% for fiscal 2016 and 56% for fiscal 2015.

Software revenue generated through indirect distribution channels was 87% of total software revenue in fiscal 2017, 86% in fiscal 2016 and 82% in fiscal 2015. Software revenue generated through direct distribution channels was 13% of total software revenue in fiscal 2017, 14% in fiscal 2016 and 18% in fiscal 2015. The dollar value of software revenue generated through indirect distribution channels increased approximately $34.8 million, or 16%, in fiscal 2017 compared to fiscal 2016. The dollar value of software revenue generated through direct distribution increased $2.8 million, or 8%, in fiscal 2017 compared to fiscal 2016. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time to time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
Our primary original equipment manufacturer agreement is with Hitachi Data Systems (HDS) and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our OEM partners, including HDS, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements accounted for 15% of our total revenues for fiscal 2017 and fiscal 2016.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (“Arrow”), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions (“Avnet”), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 36% of our total revenues through Arrow in fiscal 2017, approximately 38% of our total revenues in fiscal 2016 and approximately 36% of our total revenues in fiscal 2015. We generated approximately 10% of our total revenues through Avnet in fiscal 2017. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Our services revenue was 54% of our total revenues for fiscal 2017, 57% for fiscal 2016 and 53% for fiscal 2015. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.
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
The gross margin of our services revenue was 77% for fiscal 2017, and 76% for fiscal 2016 and 75% for fiscal 2015. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was 99% for fiscal 2017, fiscal 2016 and fiscal 2015. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 44% of our total revenue for fiscal 2017, 42% for fiscal 2016 and 43% for fiscal 2015. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2016, our software revenue would have been higher by $5.4 million, our services revenue would have been higher by $4.1 million, our cost of sales would have been higher by $0.3 million and our operating expenses would have been higher by $10.7 million from non-U.S. operations for fiscal 2017.
Using the average foreign currency exchange rates from fiscal 2015, our software revenue would have been higher by $12.4 million, our services revenue would have been higher by $16.3 million, our cost of sales would have been higher by $4.2 million and our operating expenses would have been higher by $17.3 million from non-U.S. operations for fiscal 2016.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.6 million in fiscal 2017, $0.2 million in fiscal 2016, and $0.1 million in fiscal 2015.

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
Revenue Recognition
The following discussion of our revenue recognition accounting policies is based on the accounting principles that were used to prepare the fiscal 2017 consolidated financial statements included in this annual report. On April 1, 2017, we adopted Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers." This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Note 2 of the consolidated financial statements for a discussion of recently issued accounting standards.
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
Stock-Based Compensation
As of March 31, 2017, we maintain two stock incentive plans, which are described more fully in Note 8 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. Compensation for share-based payment awards is generally recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. However, awards granted to senior executives that include market or performance conditions are recognized using the accelerated method.
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
No options were granted during the fiscal year ended March 31, 2017. The weighted average fair value of stock options granted was $15.20 per option during the year ended March 31, 2016. In addition, the weighted average fair value of restricted stock units awarded was $50.66 per share during the year ended March 31, 2017 and $37.27 per share during the year ended March 31, 2016.
In fiscal 2017, we granted 115,000 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2017 and ii) the Company's customary service periods. The awards vest in three annual tranches and have a maximum potential to vest at 200% (230 shares) based on actual fiscal 2017 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, we estimate the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known.

In fiscal 2017, we granted 123,000 market performance stock units to certain executives. The vesting of these awards is contingent upon meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (246,000 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted average fair value of the awards granted during the year was $57.28.
Accounting for Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2017, we had net deferred tax assets of approximately $61.0 million, which were primarily related to stock-based compensation, deferred revenue and tax credits. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe recovery is not likely, we establish a valuation allowance. During the year ended March 31, 2017, we decreased the valuation allowance by $1.0 million against our deferred tax assets which now totals $1.8 million. All of the valuation allowance we have recorded at March 31, 2017 is related to New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. We based our valuation allowance on our estimates of taxable income by legal entity and the period over which our state research tax credits will be recoverable.
At March 31, 2017, we have federal and state research tax credit ("R&D") carryforwards of approximately $3.3 million and $3.2 million, respectively. The federal research tax credit carryforwards expire from 2025 through 2036, and the state research tax credit carryforwards expire from 2017 through 2023. At March 31, 2017, we have federal Alternative Minimum Tax credit carryforwards of $1.1 million.
As of March 31, 2017, we had unrecognized tax benefits of $2.1 million, all of which, if recognized, would favorably affect the effective tax rate. In addition, we have accrued interest and penalties of $0.4 million related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom. There are currently active audits in the United Kingdom, India, and New Jersey. The following table summarizes the tax years in the major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2017. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2013 - Present
New Jersey	2012 - Present
Foreign jurisdictions	2012 - Present
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

Results of Operations
The following table sets forth each of our sources of revenues and costs of revenues for the specified periods as a percentage of our total revenues for those periods (due to rounding numbers in column may not sum to totals):

	Year Ended March 31,
	2017	2016	2015
Revenues:
Software	46%	43%	47%
Services	54%	57%	53%
Total revenues	100%	100%	100%
Cost of revenues:
Software	—%	—%	—%
Services	13%	13%	13%
Total cost of revenues	13%	14%	14%
Gross margin	87%	86%	86%
Fiscal year ended March 31, 2017 compared to fiscal year ended March 31, 2016
Revenues
Total revenues increased $55.4 million, or 9%, from $595.1 million in fiscal 2016 to $650.5 million in fiscal 2017.
Software Revenue.    Software revenue increased $37.6 million, or 15%, from $258.8 million in fiscal 2016 to $296.4 million in fiscal 2017. Software revenue represented 46% of our total revenues in fiscal 2017 compared to 43% in fiscal 2016.
The overall increase in software revenue was primarily driven by an increase in the number of enterprise software transactions (transactions greater than $0.1 million), which increased by $29.3 million, or 21% in fiscal 2017 compared to fiscal 2016. Enterprise software transactions represented approximately 56% and 53% of our software revenue in fiscal 2017 and fiscal 2016, respectively. The increase in enterprise software transactions is due to a 23% increase in the number of transactions of this type which was partially offset by a 2% decrease in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $264,000 in fiscal 2017 and approximately $268,000 in fiscal 2016. Software revenue derived from transactions less than $0.1 million increased $8.3 million, or 7%, in fiscal 2017 compared to fiscal 2016.
We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 57%, 29% and 14% of total software revenue, respectively, for the fiscal year ended March 31, 2017. The year over year increase of Software Revenue in the Americas, EMEA and APAC was 10%, 14% and 38%, respectively.

•
The increase in Americas software revenue for the fiscal year ended March 31, 2017 was primarily the result of an increase in the number of enterprise revenue transactions and to a lesser extent due to an increase in the average dollar amount of enterprise revenue transactions.

•
The increase in EMEA software revenue was also primarily the result of an increase in the number of enterprise transactions. This increase was partially offset by the impact of changes in foreign exchange rates as the U.S. dollar strengthened against the Euro and British pound sterling. Using average foreign exchange rates from fiscal 2016, fiscal 2017 EMEA software revenue would have increased 21% compared to an actual reported EMEA software revenue increase of 14%.

•
The increase in APAC software revenue was the result of a significant increase in the number of enterprise revenue transactions and to a lesser extent due to an increase in the average dollar amount of enterprise revenue transactions and revenue related to revenue derived from transactions less than $0.1 million.

Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $34.8 million, or 16% in fiscal 2017 compared to fiscal 2016, and software revenue through our direct sales force increased $2.8 million, or 8% in fiscal 2017 compared to fiscal 2016. For additional discussion on software revenue derived from our direct sales force see the “Sources of Revenue” section.
Services Revenue.    Services revenue increased $17.8 million, or 5%, from $336.3 million in fiscal 2016 to $354.1 million in fiscal 2017. Services revenue represented 54% of our total revenues in fiscal 2017 compared to 57% in fiscal 2016. The net increase in services revenue is due to a $20.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $2.5 million, or 3%, from $82.7 million in fiscal 2016 to $85.2 million in fiscal 2017. Total cost of revenues represented 13% of our total revenues in fiscal 2017 compared to 14% in fiscal 2016. The increase in software revenue as a percentage of total revenues has a favorable impact on gross margin percentage.
Cost of Software Revenue.    Cost of software revenue was $3.0 million in fiscal 2017 and $2.4 million in fiscal 2016, representing approximately 1% of software revenue.
Cost of Services Revenue.    Cost of services revenue increased $1.8 million, or 2%, from $80.3 million in fiscal 2016 to $82.1 million in fiscal 2017. Cost of services revenue represented 23% and 24% of our services revenue in fiscal 2017 and fiscal 2016, respectively.
Operating Expenses
Sales and Marketing.    Sales and marketing expenses increased $35.3 million, or 10%, from $352.7 million in fiscal 2016 to $388.0 million in fiscal 2017. The increase is primarily due to a $21.1 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year, a $5.4 million increase in stock-based compensation, and $4.3 million in incremental marketing expense which included the cost of our inaugural customer conference as well as our first worldwide sales meeting in several years held during the first quarter. Sales and marketing expenses as a percentage of total revenues increased to 60% in fiscal 2017 compared to 59% in fiscal 2016.
Research and Development.    Research and development expenses increased $14.3 million, or 21%, from $69.3 million in fiscal 2016 to $83.5 million in fiscal 2017. The increase is primarily due to an increase in employee compensation and related expenses attributable to the expansion of our engineering group from the prior year. Research and development expenses as a percentage of total revenues increased to 13% in fiscal 2017 compared to 12% in fiscal 2016. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.    General and administrative expenses increased $6.1 million, or 8%, from $78.8 million in fiscal 2016 to $84.9 million in fiscal 2017. This increase is primarily due to a $3.5 million increase in employee and related compensation and a $2.9 million increase in stock-based compensation. General and administrative expenses in fiscal 2017 includes $0.6 million of net foreign currency transaction gains compared to $0.2 million of net foreign currency transaction gains recognized in general and administrative expenses in fiscal 2016. General and administrative expenses as a percentage of total revenues was 13% in both fiscal 2017 and fiscal 2016.
Depreciation and Amortization.    Depreciation expense decreased $1.0 million, from $9.6 million in fiscal 2016 to $8.6 million in fiscal 2017.
Interest Expense
Interest expense of $1.0 million in fiscal 2017 was related to the amortization of debt issuance costs and commitment fees related to our Revolving Credit Facility. If we were to borrow against the facility in the future we would incur additional interest expense.
Interest Income
Interest income increased $0.3 million, from $0.9 million in fiscal 2016 to $1.2 million in fiscal 2017. The increase was the result of an increase in short term investments and increased yield on those investments. Our short term investments are in U.S. Treasury Bills.

Income Tax Expense
Income tax benefit was $1.1 million in fiscal 2017 compared to expense of $1.7 million in fiscal 2016. The decline in income tax expense is the result of a decline in income before taxes. In fiscal 2017, the effective tax rate is higher than the statutory rate due to the benefit related to research credits slightly offset by unfavorable differences, both on a nominal pre-tax loss.
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

•
Software revenue for the fiscal year ended March 31, 2016 in the Americas was impacted by lower productivity in our Americas sales organization which resulted in a decline in both enterprise transactions and non-enterprise transactions during fiscal 2016 compared to fiscal 2015. The decrease in enterprise transactions was primarily a result of a decline in the number of enterprise transactions.

•
The decline in EMEA software revenue was the result of changes in foreign exchange rates as the U.S. dollar strengthened significantly against the Euro and British pound sterling. Using average foreign exchange rates from fiscal 2015, fiscal 2016 EMEA software revenue increased 8% compared to an actual reported EMEA software revenue decline of 1%.

•
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

Liquidity and Capital Resources
As of March 31, 2017, our cash and cash equivalents balance was $329.5 million. Our $70.2 million of cash equivalents consisted of money market funds. In addition, we have approximately $120.7 million of short-term investments invested in U.S. Treasury Bills. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of March 31, 2017, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $179.3 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
On June 30, 2014, we entered into a five-year $250 million revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of March 31, 2017, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the year ended March 31, 2017, we repurchased $50.0 million of common stock (1.0 million shares) under our share repurchase program. In fiscal 2017, we bought back approximately 2% of our common stock that was outstanding at the beginning of the fiscal year. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives. Our stock repurchase program reduces the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings through the repurchase of common stock we believe is undervalued. As of May 4, 2017, there is $125.0 million remaining in the share repurchase program which expires on March 31, 2018. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Net cash provided by operating activities	$100,039	$84,413	$123,847
Net cash used in investing activities	(28,045)	(62,189)	(90,041)
Net cash used in financing activities	(22,435)	(69,970)	(133,640)
Effects of exchange rate — changes in cash	(8,175)	(1,820)	(20,226)
Net increase (decrease) in cash and cash equivalents	$41,384	$(49,566)	$(120,060)
Net cash provided by operating activities was $100.0 million in fiscal 2017, $84.4 million in fiscal 2016 and $123.8 million in fiscal 2015. In fiscal 2017, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed customer base and an increase in accrued expenses, partially offset by an increase in accounts receivable. In fiscal 2016, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed customer base. In fiscal 2015, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges; an increase in deferred services revenue; and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable and timing of cash receipts.

Net cash used in investing activities was $28.0 million in fiscal 2017, $62.2 million in fiscal 2016 and $90.0 million in fiscal 2015. In fiscal 2017, cash used in investing activities was related to $21.6 million of net purchases of short-term investments of U.S. Treasury Bills, and $6.4 million of capital expenditures as we continue to invest in and enhance our global infrastructure. In fiscal 2016, cash used in investing activities was primarily related to $49.1 million of net purchases of short-term investments of U.S. Treasury Bills, $6.3 million of capital expenditures as we continue to invest in and enhance our global infrastructure and a $4.7 million investment in Laitek, Inc (Laitek). Laitek develops solutions for acquiring, processing and presenting scientific and medical image information. We have an option to acquire the remaining ownership of Laitek at a fixed price until December 2017. In fiscal 2015, cash used in investing activities was due to the purchase of property and equipment in the amounts of $59.3 million for purchases relating to our corporate campus headquarters and $5.8 million of capital expenditures as we continue to invest in and enhance our global infrastructure. We also made net purchases of short-term investments of U.S. Treasury Bills of $25.0 million.
Net cash used in financing activities was $22.4 million in fiscal 2017, $70.0 million in fiscal 2016 and $133.6 million in fiscal 2015. The cash used in financing activities in fiscal 2017 was primarily due to $50.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $21.3 million of proceeds from the exercise of stock options and the employee stock purchase plan and $6.2 million of excess tax benefits related to employee stock-based compensation. The cash used in financing activities in fiscal 2016 was primarily due to $91.5 million used to repurchase shares of our common stock under our repurchase program, partially offset by $14.8 million of proceeds from the exercise of stock options and the employee stock purchase plan and $6.7 million of excess tax benefits related to employee stock-based compensation. The cash used in financing activities in fiscal 2015 was due to $155.1 million used to repurchase shares of our common stock under our repurchase program, partially offset by $17.7 million of proceeds from the exercise of stock options and the employee stock purchase plan and $5.1 million of excess tax benefits related to employee stock-based compensation.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2017	2016	2015
Cash used for repurchases (in thousands)	$49,998	$91,477	$155,125
Shares repurchased (in thousands)	982	2,563	3,171
Average price per share	$50.91	$35.69	$48.92

Working capital increased $60.7 million from $252.4 million as of March 31, 2016 to $313.1 million as of March 31, 2017. The increase in working capital is primarily due to cash provided by operating activities partially offset by cash used for share repurchases during the fiscal year.
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

The following table summarizes our obligations as of March 31, 2017 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$34,723	$9,504	$13,979	$8,584	$2,656
Purchase obligations	21,260	11,051	9,988	221	—
Total	$55,983	$20,555	$23,967	$8,805	$2,656
We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to marketing and IT services. The contractual obligations table above excludes unrecognized tax benefits, plus related interest and penalties totaling $2.5 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues was $2.6 million in fiscal 2017 and $1.9 million in fiscal 2016.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2017 and 2016, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Impact of Recently Issued Accounting Standards

On April 1, 2017, we adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Note 2 of the consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2017, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 44% of our sales were outside the United States in fiscal 2017 and 42% were outside the United States in fiscal 2016. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $6.6 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. We recognized net foreign currency transaction gains of $0.6 million, $0.2 million and $0.1 million in fiscal 2017, fiscal 2016, and fiscal 2015 respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of March 31, 2017 and March 31, 2016, we did not have any forward contracts outstanding. We recorded net realized gains and losses in general and administrative of less than $0.1 million in fiscal 2017, 2016 and 2015. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Commvault Systems, Inc.

We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CommVault Systems, Inc. at March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects in the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commvault Systems, Inc.’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 5, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young
Iselin, New Jersey
May 5, 2017

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$329,491	$288,107
Short-term investments	120,693	99,072
Trade accounts receivable, less allowance for doubtful accounts of $103 and $315 at March 31, 2017 and 2016, respectively	132,761	113,429
Prepaid expenses and other current assets	15,791	16,769
Total current assets	598,736	517,377
Deferred tax assets, net	61,018	49,976
Property and equipment, net	132,319	135,904
Equity method investment	3,621	4,579
Other assets	7,273	6,737
Total assets	$802,967	$714,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117	$309
Accrued liabilities	78,701	69,678
Deferred revenue	206,777	194,977
Total current liabilities	285,595	264,964
Deferred revenue, less current portion	70,803	49,889
Other liabilities	3,934	3,452
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 44,816 shares and 44,134 shares issued and outstanding at March 31, 2017 and 2016, respectively	447	440
Additional paid-in capital	694,477	602,999
Accumulated deficit	(239,974)	(197,962)
Accumulated other comprehensive loss	(12,315)	(9,209)
Total stockholders’ equity	442,635	396,268
Total liabilities and stockholders’ equity	$802,967	$714,573

Commvault Systems, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015
Revenues:
Software	$296,421	$258,793	$283,254
Services	354,097	336,333	324,289
Total revenues	650,518	595,126	607,543
Cost of revenues:
Software	3,045	2,385	2,442
Services	82,147	80,327	79,626
Total cost of revenues	85,192	82,712	82,068
Gross margin	565,326	512,414	525,475
Operating expenses:
Sales and marketing	387,975	352,669	335,980
Research and development	83,543	69,287	64,143
General and administrative	84,944	78,848	78,063
Depreciation and amortization	8,635	9,611	8,505
Total operating expenses	565,097	510,415	486,691

Income from operations	229	1,999	38,784
Interest expense	(957)	(933)	(665)
Interest income	1,163	862	773
Equity in loss of affiliate	(958)	(83)	—
Income before income taxes	(523)	1,845	38,892
Income tax expense (benefit)	(1,063)	1,709	13,242
Net income	$540	$136	$25,650
Net income per common share:
Basic	$0.01	$0.00	$0.56
Diluted	$0.01	$0.00	$0.54
Weighted average common shares outstanding:
Basic	44,700	45,159	45,464
Diluted	46,621	46,489	47,222

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015
Net income	$540	$136	$25,650
Other comprehensive loss:
Foreign currency translation adjustment	(3,106)	(1,705)	(6,587)
Comprehensive income (loss)	$(2,566)	$(1,569)	19,063

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2014	47,094	$471	$481,083	$(18,059)	$(917)	$462,578
Stock-based compensation			60,663			60,663
Tax benefits relating to share-based payments			2,141			2,141
Share issuances related to stock-based compensation	1,199	12	17,678			17,690
Repurchase of common stock	(3,171)	(32)	(22,000)	(133,093)		(155,125)
Net income				25,650		25,650
Other comprehensive loss					(6,587)	(6,587)
Balance at March 31, 2015	45,122	451	539,565	(125,502)	(7,504)	407,010
Stock-based compensation			64,196			64,196
Tax benefits relating to share-based payments			3,265			3,265
Share issuances related to stock-based compensation	1,575	15	14,828			14,843
Repurchase of common stock	(2,563)	(26)	(18,855)	(72,596)		(91,477)
Net income				136		136
Other comprehensive loss					(1,705)	(1,705)
Balance at March 31, 2016	44,134	440	602,999	(197,962)	(9,209)	396,268
Stock-based compensation			73,928			73,928
Tax benefits relating to share-based payments			3,682			3,682
Share issuances related to stock-based compensation	1,664	17	21,304			21,321
Repurchase of common stock	(982)	(10)	(7,436)	(42,552)		(49,998)
Net income				540		540
Other comprehensive loss					(3,106)	(3,106)
Balance at March 31, 2017	44,816	$447	$694,477	$(239,974)	$(12,315)	$442,635

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$540	$136	$25,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,232	11,179	9,046
Noncash stock-based compensation	73,928	64,196	60,663
Excess tax benefits from stock-based compensation	(6,242)	(6,664)	(5,057)
Deferred income taxes	(11,045)	(9,332)	4,072
Equity in loss of affiliate	958	83	—
Changes in operating assets and liabilities:
Trade accounts receivable	(21,493)	3,879	(6,581)
Other current assets and Other assets	(55)	2,843	(10,678)
Accounts payable	(190)	(454)	(267)
Accrued liabilities	15,088	1,972	13,221
Deferred revenue	37,988	16,317	35,818
Other liabilities	330	258	(2,040)
Net cash provided by operating activities	100,039	84,413	123,847
Cash flows from investing activities
Purchase of short-term investments	(96,306)	(99,071)	(68,933)
Proceeds from maturity of short-term investments	74,685	49,935	43,973
Purchase of equity method investment	—	(4,662)	—
Purchases for corporate campus headquarters	—	(2,111)	(59,297)
Purchase of property and equipment	(6,424)	(6,280)	(5,784)
Net cash used in investing activities	(28,045)	(62,189)	(90,041)
Cash flows from financing activities
Repurchase of common stock	(49,998)	(91,477)	(155,125)
Debt issuance costs	—	—	(1,262)
Proceeds from stock-based compensation plans	21,321	14,843	17,690
Excess tax benefits from stock-based compensation	6,242	6,664	5,057
Net cash used in financing activities	(22,435)	(69,970)	(133,640)
Effects of exchange rate — changes in cash	(8,175)	(1,820)	(20,226)
Net increase (decrease) in cash and cash equivalents	41,384	(49,566)	(120,060)
Cash and cash equivalents at beginning of year	288,107	337,673	457,733
Cash and cash equivalents at end of year	$329,491	$288,107	$337,673

Supplemental disclosures of cash flow information
Interest paid	$680	$635	$475
Income taxes paid, net	$5,413	$1,989	$15,590
Purchases for corporate campus headquarters in accounts payable and accrued liabilities	$—	$—	$2,111

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
The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended March 31,
	2017	2016	2015
Net income	$540	$136	$25,650
Basic net income per common share:
Basic weighted average shares outstanding	44,700	45,159	45,464
Basic net income per common share	$0.01	$0.00	$0.56
Diluted net income per common share:
Basic weighted average shares outstanding	44,700	45,159	45,464
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	1,921	1,330	1,758
Diluted weighted average shares outstanding	46,621	46,489	47,222
Diluted net income per common share	$0.01	$0.00	$0.54

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2017	2016	2015
Stock options, restricted stock units, and shares under the employee stock purchase plan	2,492	4,183	3,136
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
Accounting for Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2017, the Company had net deferred tax assets of approximately $61,018, which were primarily related to stock-based compensation, deferred revenue, and tax credits. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that the Company believes recovery is not likely, the Company establishes a valuation allowance. As of March 31, 2017, the Company maintains a valuation allowance related to its deferred tax assets totaling $1,796 primarily related to the uncertainty of the Company’s ability to utilize New Jersey state research tax credits before expiration. The Company based its valuation allowance on its estimates of taxable income and the period over which its state research tax credits will be recoverable.
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
As of March 31, 2017, the Company had unrecognized tax benefits of $2,098, all of which, if recognized, would favorably affect the effective tax rate. In addition, the Company had accrued interest and penalties of $400 related to the unrecognized tax benefits. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when we expect each of the items to be settled. However, unrecognized tax benefits which are related to a Deferred Tax Asset recorded in the Consolidated Balance Sheet are presented as a reduction against the related Deferred Tax Asset.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2017, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 36%, 38% and 36% of total revenues for the years ended March 31, 2017, 2016 and 2015, respectively. Arrow accounted for approximately 40% and 43% of total accounts receivable as of March 31, 2017 and 2016, respectively.
Sales through the Company’s distribution agreement with Avnet Technology Solutions ("Avnet") totaled 10% of total revenues for the year ended March 31, 2017. Avnet accounted for approximately 12% of total accounts receivable as of March 31, 2017.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2017 and 2016, the Company’s short-term investments balance consisted of U.S. Treasury Bills.
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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2017 and March 31, 2016:

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$70,190	—	—	$70,190
Short-term investments	—	$120,989	—	$120,989

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$95,735	—	—	$95,735
Short-term investments	—	$99,215	—	$99,215
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Asset Retirement Obligation
A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. The Company maintains certain office space for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $1,204 as of March 31, 2017 and $1,071 as of March 31, 2016.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value would be determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2017, 2016 and 2015.
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
Deferred revenue consists of the following:

	March 31,
	2017	2016
Current:
Deferred software revenue	$2,793	$1,578
Deferred services revenue	203,984	193,399
	206,777	194,977
Non-current:
Deferred services revenue	70,803	49,889
Total Deferred Revenue	$277,580	$244,866

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

The Company has granted certain executive officers and other senior employees performance stock units that vest over three years based upon the Company's stock performance versus the Russell 3000 Index. The performance of the stock versus the index is a market condition performance criteria so the Company used a Monte Carlo simulation model to determine the fair value of the restricted stock units. Expense related to stock based compensation that includes market or performance conditions is recognized using the accelerated method.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $7,816, $5,083, and $5,401 for the years ended March 31, 2017, 2016 and 2015, respectively.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income. The Company recognized net foreign currency transaction gains of $644, $195 and $127 in the years ended March 31, 2017, 2016, and 2015, respectively. The net foreign currency transaction gains recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, the Company has selectively hedged its exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging the Company’s balance sheet exposure is generally one month to three months. As of March 31, 2017 and March 31, 2016, the Company did not have any forward contracts outstanding. The Company recorded net realized gains in general and administrative expenses of $15 in fiscal 2017, losses of $53 in fiscal 2016 and gains of $33 in fiscal 2015 related to the settlement of a forward exchange contracts. In the future, the Company may enter into additional foreign currency-based hedging contracts to reduce its exposure to significant fluctuations in currency exchange rates on the balance sheet.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The ASU also includes guidance regarding the accounting for contract acquisition costs, which includes sales commissions. The Company has early adopted the new standard as of April 1, 2017 using the full retrospective method which will require each prior reporting period presented to be recast in future issuances of the Company’s financial statements.

Over the last two years the Company has worked to assess all potential impacts of the new standard and prepare for adoption. As part of this process the Company closely monitored FASB activity, as well as working with non-authoritative groups to conclude on specific interpretative issues. As part of the adoption process, findings and progress of the project were regularly reported to senior management and the Audit Committee. The most significant impacts of the new standard upon adoption relate to the accounting for commissions costs and the timing of revenue recognition of certain perpetual software license arrangements. Specifically, under the new standard:

•
A portion of sales commissions cost will be recorded as an asset and recognized as an operating expense over the time period that the Company expects to recover the costs. Currently, the Company expenses commissions cost as incurred.

•
The software revenue associated with certain sales of perpetual licenses is recognized sooner due to the updated revenue recognition guidance which amended certain policies previously adopted by the Company. These policies related primarily to the requirement to obtain certain documentation from an end user in an indirect transaction, the elimination of the requirement to establish vendor specific objective evidence of fair value in a multiple element arrangement, and the previous practice of recognizing revenue on a cash basis in certain geographies.

Select recast unaudited financial statement information, which reflect the adoption of the ASU is below. The Company’s historical net cash flows are not impacted by this accounting change.

	Year Ended March 31, 2016
	Unaudited
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
Software	$258,793	$(702)	$258,091
Services	336,333	(657)	335,676
Total revenues	595,126	(1,359)	593,767
Total cost of revenues	82,712	—	82,712
Gross margin	512,414	(1,359)	511,055
Total operating expenses	510,415	(3,470)	506,945
Income from operations	1,999	2,111	4,110
Interest expense	(933)	—	(933)
Interest income	862	—	862
Equity in loss of affiliate	(83)	—	(83)
Income before income taxes	1,845	2,111	3,956
Income tax expense	1,709	527	2,236
Net income	$136	$1,584	$1,720

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

	Year Ended March 31, 2017
	Unaudited
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
Software	$296,421	$(5,753)	$290,668
Services	354,097	240	354,337
Total revenues	650,518	(5,513)	645,005
Total cost of revenues	85,192	—	85,192
Gross margin	565,326	(5,513)	559,813
Total operating expenses	565,097	(4,042)	561,055
Income (loss) from operations	229	(1,471)	(1,242)
Interest expense	(957)	—	(957)
Interest income	1,163	—	1,163
Equity in loss of affiliate	(958)	—	(958)
Loss before income taxes	(523)	(1,471)	(1,994)
Income tax benefit	(1,063)	(423)	(1,486)
Net income (loss)	$540	$(1,048)	$(508)

	March 31, 2017
	Unaudited Balance Sheet Data
	As Reported	Adjustments	Recast for Adoption of ASC 606
Current assets:
Trade accounts receivable	$132,761	$1,789	$134,550
Unbilled receivables	$—	$1,211	$1,211
Total current assets	$598,736	$3,000	$601,736
Deferred commissions	$—	$30,378	$30,378
Deferred tax assets, net	$61,018	$(10,790)	$50,228
Total assets	$802,967	$22,588	$825,555
Current Liabilities:
Deferred revenue	$206,777	$(2,001)	$204,776
Total current liabilities	$285,595	$(2,001)	$283,594
Other liabilities	$3,934	$292	$4,226
Accumulated deficit	$(239,974)	$24,297	$(215,677)
Total stockholders’ equity	$442,635	$24,297	$466,932
Total liabilities and stockholders’ equity	$802,967	$22,588	$825,555

Stock-based Compensation

    In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt this standard in the first quarter of fiscal 2018. The Company is in the process of evaluating the transition and disclosure requirements of the standard.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Statement of Cash Flows

    In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal 2019. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented. The Company is in the process of evaluating the transition and disclosure requirements of the standard and anticipates the adoption will not have a significant impact on the consolidated statements of cash flows.
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

3.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2017	2016
Land	$9,445	$9,445
Buildings	103,244	103,193
Computers, servers and other equipment	35,274	33,120
Furniture and fixtures	14,912	14,458
Leasehold improvements	7,040	6,948
Purchased software	1,335	1,279
Construction in process	1,147	165
	172,397	168,608
Less: Accumulated depreciation and amortization	(40,078)	(32,704)
	$132,319	$135,904
The Company recorded depreciation and amortization expense of $9,980, $10,927, and $8,856 for the years ended March 31, 2017, 2016 and 2015, respectively.
4.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2017	2016
Compensation and related payroll taxes	$45,149	$36,789
Other	33,552	32,889
	$78,701	$69,678

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

5.     Commitments and Contingencies
Leases
The Company leases various office facilities under non-cancelable leases, which expire on various dates through April 2022. Future minimum lease payments under all operating leases at March 31, 2017 are as follows:

Year Ending March 31,
2018	$9,504
2019	7,588
2020	6,391
2021	5,238
2022 and thereafter	6,002
$34,723
Rent expenses were $10,377, $9,856, and $10,845 for the years ended March 31, 2017, 2016 and 2015, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.
Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2017 are approximately $11,051 for fiscal 2018, $6,615 for fiscal 2019, $3,373 for fiscal 2020 and $221 for fiscal 2021, totaling $21,260 for all periods through fiscal 2021. These purchase commitments relate primarily to marketing and IT services.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software revenues, was $2,646 in fiscal 2017, $1,933 in fiscal 2016 and $1,768 in fiscal 2015.
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

Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of March 31, 2017, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which remains was denied by the court on September 30, 2016. Discovery has commenced in this action and is ongoing. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. As of March 31, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against the Company (nominally), certain of its executive officers, and certain of its current and former members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB).  The action alleges that certain of the Company’s executive officers and board members breached their fiduciary duties to the Company by causing, or allowing, the Company to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that through these breaches, the Company’s executive officers and board members unjustly enriched themselves at the expense of the Company.  The suit asserts factual allegations similar to the allegations made in In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), a securities litigation also pending in the United States District Court for the District of New Jersey.  The allegations asserted in the shareholder derivate action purport to cover a period from 2013 through the present.  As a derivative action, the complaint is brought nominally on behalf of the Company, and seeks compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.  The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows.  As of March 31, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204.  Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  The Company has not yet answered the complaint.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. The Company intends to defend itself vigorously. As of March 31, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

6.     Revolving Credit Facility

On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of March 31, 2017, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The Company has deferred the expense related to debt issuance costs, which are classified as Other Assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at March 31, 2017 were $568 and $820 as of March 31, 2016. The amortization of debt issuance costs was $252 for years ended March 31, 2017 and 2016. Amortization of debt issuances costs is included in Interest expense.
7.     Capitalization
As of March 31, 2017 and 2016, the Company had 250,000 shares of common stock and 50,000 shares of preferred stock authorized. As of March 31, 2017 and 2016 there were no shares of preferred stock outstanding.
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
Common Stock
The Company had 44,816 and 44,134 shares of common stock, par value $0.01, outstanding at March 31, 2017 and March 31, 2016, respectively.

During fiscal 2017, the Company repurchased $49,998 of common stock, or 982 shares, under its share repurchase program. As of March 31, 2017, $125,000 remained in the current stock repurchase authorization which expires on March 31, 2018.
Shares Reserved for Issuance
The Company has reserved 4,478 shares in connection with its Stock Plans discussed in Note 8 at March 31, 2017.
8.     Stock Plans
As of March 31, 2017, the Company maintains one stock incentive plan for purposes of granting awards, the Omnibus Incentive Plan (the “2016 Incentive Plan”). The Company has one additional plan, the 2006 Long-Term Stock Incentive Plan (the “LTIP”), with outstanding options and awards but cannot be used for future grants.
The 2016 Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. As of March 31, 2017, approximately 2,078 shares were available for future issuance under the 2016 Incentive Plan.
As of March 31, 2017, the Company has granted non-qualified stock options, restricted stock units and performance stock awards under its stock incentive plans. Historically, equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. Beginning in October of 2015, the Company began granting its equity awards with a three-year vest period, and retained the practice that shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. However, from time to time the company grants equity awards that vest between one and three years. The Company anticipates that future grants under its stock incentive plans will be restricted stock units and performance stock awards and does not anticipate that it will grant stock options.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

As of March 31, 2017, there was approximately $95,364 of unrecognized stock-based compensation expense related to all of the Company's employee stock plans, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 1.51 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
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
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended March 31,
	2016	2015
Dividend yield	None	None
Expected volatility	39% - 43%	41% - 47%
Weighted average expected volatility	41%	46%
Risk-free interest rates	1.29% - 1.75%	1.22% - 2.18%
Weighted average expected life (in years)	4.6	5.7
The following summarizes the activity for the Company’s stock incentive plans from March 31, 2014 to March 31, 2017:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	6,388	$39.03
Options granted	1,155	46.08
Options exercised	(504)	19.44
Options forfeited	(159)	65.93
Options expired	(27)	68.84
Outstanding at March 31, 2015	6,853	40.91
Options granted	148	41.84
Options exercised	(764)	8.80
Options forfeited	(172)	59.79
Options expired	(126)	61.81
Outstanding at March 31, 2016	5,939	44.07
Options granted	—	—
Options exercised	(446)	28.44
Options forfeited	(77)	51.55
Options expired	(116)	68.98
Outstanding at March 31, 2017	5,300	$44.74	4.81	$70,743
Vested or expected to vest at March 31, 2017	5,287	$44.73	4.80	$70,667
Exercisable at March 31, 2017	4,686	$43.42	4.46	$68,022

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The weighted average fair value of stock options granted was $15.20 per share and $20.16 per share during the years ended March 31, 2016, and 2015, respectively. The total intrinsic value of options exercised was $9,896, $23,391, and $15,069 in the years ended March 31, 2017, 2016 and 2015, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
The following table summarizes information on stock options outstanding at March 31, 2017:

Range of Exercise Prices	Options Outstanding at March 31, 2017	Weighted-Average		Options Exercisable at March 31, 2017	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price
$11.12 - 13.81	864	1.36	$12.36	864	$12.36
15.88 - 23.88	395	2.13	20.79	395	20.79
26.83	533	3.54	26.83	533	26.83
27.02 - 41.31	144	5.99	36.02	93	34.51
41.55	670	4.54	41.55	670	41.55
43.30 - 45.39	65	7.96	44.47	32	44.40
45.44	689	7.54	45.44	363	45.44
46.59 - 55.58	250	6.76	49.89	192	50.31
56.57	650	5.53	56.57	650	56.57
58.25 - 87.20	1,040	6.42	84.11	894	83.80
$11.12 - 87.20	5,300	4.81	$44.74	4,686	$43.42
Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2014	1,202	$65.63
Granted	815	46.62
Vested	(491)	59.22
Forfeited	(114)	63.70
Non-vested as of March 31, 2015	1,412	56.82
Granted	1,543	37.27
Vested	(547)	38.38
Forfeited	(196)	49.24
Non-vested as of March 31, 2016	2,212	43.43
Granted	1,333	50.66
Vested	(975)	51.35
Forfeited	(174)	43.56
Non-vested as of March 31, 2017	2,396	$45.53
The total fair value of the restricted stock units that vested during the years ended March 31, 2017, 2016 and 2015 was $50,051, $20,981 and $24,592, respectively.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2017, 2016 and 2015.

	Year Ended March 31,
	2017	2016	2015
Cost of services revenue	$3,925	$3,106	$2,930
Sales and marketing	34,005	28,557	26,853
Research and development	7,335	6,722	5,908
General and administrative	28,663	25,811	24,972
Stock-based compensation expense	$73,928	$64,196	$60,663
The Company recognized a tax benefit related to stock-based compensation of $23,473 in the year ended March 31, 2017, $17,010 in the year ended March 31, 2016 and $18,570 in the year ended March 31, 2015.
Performance Based Awards
In fiscal 2017, the Company granted 115 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2017 and ii) the Company's customary service periods. The awards vest in three annual tranches and have a maximum potential to vest at 200% (230 shares) based on actual fiscal 2017 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During each financial period, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The Company currently estimates that the PSU's will vest at 132%. The awards are included in the restricted stock units table.
Awards with a Market Condition

In fiscal 2017, the Company granted 123 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (246 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted average fair value of the awards granted during the year was $57.28. The awards are included in the restricted stock unit table above.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 243 shares in exchange for $8,634 of proceeds in fiscal 2017 and 263 shares in exchange for $8,116 of proceeds in fiscal 2016. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for fiscal 2017, 2016 and 2015 was $2,620, $2,418 and $2,960, respectively. As of March 31, 2017, there was approximately $1,014 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

9.     Income Taxes
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2017	2016	2015
Domestic	$(7,698)	$(6,869)	$28,048
Foreign	7,175	8,714	10,844
	$(523)	$1,845	$38,892

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2017	2016	2015
Current:
Federal	$6,360	$4,983	$1,777
State	(958)	1,076	2,533
Foreign	4,818	4,982	4,791
Deferred:
Federal	(11,366)	(9,171)	4,237
State	(75)	324	(24)
Foreign	158	(485)	(72)
	$(1,063)	$1,709	$13,242
A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2017, 2016 and 2015 are as follows:

	Year Ended March 31,
	2017	2016	2015
Statutory federal income tax expense (benefit) rate	(35.0)%	35.0%	35.0%
State and local income tax expense, net of federal income tax effect	11.2%	11.2%	3.0%
Impact of limit on executive compensation	—%	—%	3.2%
Foreign earnings taxed at different rates	501.2%	67.9%	1.0%
Domestic permanent differences	368.4%	116.8%	4.1%
Foreign tax credits	(258.2)%	(54.1)%	(2.8)%
Research credits	(622.2)%	(141.2)%	(4.9)%
Tax reserves	15.6%	8.7%	(5.3)%
Valuation allowance	(121.4)%	50.1%	—%
Statutory tax rate changes	60.8%	(20.1)%	—%
Other differences, net	(123.7)%	18.3%	0.7%
Effective income tax expense (benefit)	(203.3)%	92.6%	34.0%

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

	March 31,
	2017	2016
Deferred tax assets:
Stock-based compensation	$45,867	$40,033
Deferred revenue	11,810	12,496
Tax credits	12,810	6,970
Accrued expenses	1,249	1,155
Allowance for doubtful accounts and other reserves	601	753
Less: valuation allowance	(1,796)	(2,772)
Total deferred tax assets	70,541	58,635
Deferred tax liabilities:
Depreciation and amortization	(9,523)	(8,659)
Net deferred tax asset	$61,018	$49,976
At March 31, 2017 the Company maintained valuation allowances totaling $1,796 against New Jersey state research tax credits due to uncertainties related to the ability to utilize such state research tax credits before they expire. The Company decreased the valuation allowance $976 in fiscal 2017 due to the expiration of a portion of the NJ research tax credits and higher estimates of forecasted New Jersey taxable income. The Company based its valuation allowance on its estimates of taxable income and the period over which its state research tax credits will be recoverable.
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. As a result, deferred U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries of the Company. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations. The cumulative amount of unremitted earnings from the foreign subsidiaries that is expected to be permanently reinvested was approximately $26,176 on March 31, 2017.
Excess tax benefits related to share-based payments are credited to equity. When determining this excess tax benefit, the Company elected to follow the tax law approach. As a result, the Company’s excess tax benefit which was recorded to equity was approximately $3,682 and $3,265 for the years ended March 31, 2017 and 2016, respectively.
At March 31, 2017, the Company has federal and state research tax credit (R&D credits) carryforwards of approximately $3,253 and $3,175, respectively. The federal research tax credit carryforwards expire from 2025 through 2036, and the state research tax credit carryforwards expire from 2017 through 2023. At March 31, 2017, the Company has federal Alternative Minimum Tax credit carryforwards of $1,149.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions are the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The Company is currently under audit in the United Kingdom, India, and New Jersey. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2017. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2013 - Present
New Jersey	2012 - Present
Foreign jurisdictions	2012 - Present
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

Balance at March 31, 2014	$4,113
Additions for tax positions related to fiscal 2015	490
Additions for tax positions related to prior years	252
Settlements and effective settlements with tax authorities and remeasurements	(2,838)
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(12)
Balance at March 31, 2015	2,005
Additions for tax positions related to fiscal 2016	—
Additions for tax positions related to prior years	170
Settlements and effective settlements with tax authorities and remeasurements	(171)
Reductions related to the expiration of statutes of limitations	(64)
Foreign currency translation adjustment	12
Balance at March 31, 2016	1,952
Additions for tax positions related to fiscal 2017	—
Additions for tax positions related to prior years	179
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(33)
Balance at March 31, 2017	$2,098
All of the Company’s unrecognized tax benefits at March 31, 2017 of $2,098, if recognized, would favorably affect the effective tax rate. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled.  Unrecognized tax benefits and the related accrued interest and penalties totaling $1,950 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $287 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $548 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $113 represents interest and penalties.
The Company estimates that no remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2018. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2017, 2016 and 2015, the Company recognized $61, $52 and $224, respectively, of interest and penalties in the Consolidated Statement of Income.
10.     Employee Benefit Plan
The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. During the years ended March 31, 2017, 2016 and 2015, the Company made contributions of $2,998, $2,047, and $1,955, respectively.

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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2017	2016	2015
Revenue:
United States	$367,423	$343,015	$344,931
Other	283,095	252,111	262,612
	$650,518	$595,126	$607,543
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2017, 2016 and 2015. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2017	2016
Long-lived assets:
United States	$131,083	$135,562
Other	8,509	7,079
	$139,592	$142,641

At March 31, 2017 and 2016 no other individual country, other than the United States, accounts for 10% or more of long-lived assets.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

12.     Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2017
Total revenue	$152,413	$159,333	$165,841	$172,931
Gross margin	131,418	137,676	144,675	151,557
Net income (loss)	(2,044)	(562)	(42)	3,188
Net income (loss) per common share:
Basic (1)	$(0.05)	$(0.01)	$(0.00)	$0.07
Diluted (1)	$(0.05)	$(0.01)	$(0.00)	$0.07
	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2016
Total revenue	$139,123	$140,742	$155,696	$159,565
Gross margin	118,576	119,803	135,267	138,768
Net income (loss)	(1,300)	(9,236)	4,878	5,794
Net income (loss) per common share:
Basic (1)	$(0.03)	$(0.20)	$0.11	$0.13
Diluted (1)	$(0.03)	$(0.20)	$0.10	$0.13

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

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2017, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new accounting processes, which changed the Company's internal controls over revenue recognition, contract acquisition costs and financial reporting. The Company has completed the design of these controls and they have been implemented as of April 1, 2017.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of
Commvault Systems, Inc.

We have audited Commvault System, Inc.’s internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Commvault Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Commvault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commvault Systems, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2017 of Commvault Systems, Inc. and our report dated May 5, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young
Iselin, New Jersey
May 5, 2017

Item 9B.	Other Information
Not applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2017. Information with respect to this Item is incorporated herein by reference from our 2017 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from our 2017 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2017 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2017 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans. The following information is as of March 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	7,696,000	$44.99	2,078,000
Equity compensation plans not approved by security holder	—	—	—
Totals	7,696,000	$44.99	2,078,000

(1)
Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our Omnibus Incentive Plan. These amounts do not include potentially issuable shares under the Employee Stock Purchase Plan. The company has reserved 2,400,000 shares for the future issuance of shares under the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from our 2017 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2017 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2015, 2016 and 2017.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2015
Allowance for doubtful accounts	$111	$1	$8	$104
Valuation allowance for deferred taxes	$1,382	$(39)	$—	$1,343
Year Ended March 31, 2016
Allowance for doubtful accounts	$104	$247	$36	$315
Valuation allowance for deferred taxes	$1,343	$1,429	$—	$2,772
Year Ended March 31, 2017
Allowance for doubtful accounts	$315	$(161)	$51	$103
Valuation allowance for deferred taxes	$2,772	$(976)	$—	$1,796

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
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

10.12*
Commvault Systems, Inc. Omnibus Incentive Plan Commvault Systems, Inc. Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-213211).

*	Management contract or compensatory plan or arrangement.

Exhibit No.	Description
21.1	List of Subsidiaries of Commvault Systems, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 5, 2017.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 5, 2017.

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