Form 10-Q
period 2017-06-30
COMMVAULT SYSTEMS INC
filed 2017-07-26
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, "accelerated filer", "smaller reporting company" and "emerging growth company" in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2017, there were 45,517,141 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2017	March 31, 2017 As adjusted - See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$349,522	$329,491
Short-term investments	131,466	120,693
Trade accounts receivable	131,357	140,084
Other current assets	24,496	15,791
Total current assets	636,841	606,059
Deferred tax assets, net	51,401	50,228
Property and equipment, net	131,209	132,319
Equity method investment	3,660	3,621
Deferred commissions cost	29,953	30,378
Other assets	7,747	7,273
Total assets	$860,811	$829,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$446	$117
Accrued liabilities	69,231	78,701
Deferred revenue	217,539	209,099
Total current liabilities	287,216	287,917
Deferred revenue, less current portion	75,004	70,803
Other liabilities	3,594	4,226
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2017 and March 31, 2017	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,354 shares and 44,816 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	452	447
Additional paid-in capital	720,041	694,477
Accumulated deficit	(216,232)	(215,677)
Accumulated other comprehensive loss	(9,264)	(12,315)
Total stockholders’ equity	494,997	466,932
Total liabilities and stockholders’ equity	$860,811	$829,878

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2017	2016 As Adjusted - See Note 2
Revenues:
Software	$74,761	$63,413
Services	91,211	88,361
Total revenues	165,972	151,774
Cost of revenues:
Software	805	761
Services	20,856	20,234
Total cost of revenues	21,661	20,995
Gross margin	144,311	130,779
Operating expenses:
Sales and marketing	99,909	92,731
Research and development	22,545	19,228
General and administrative	23,851	19,938
Depreciation and amortization	2,367	2,110
Total operating expenses	148,672	134,007
Loss from operations	(4,361)	(3,228)
Interest expense	(232)	(246)
Interest income	433	255
Equity in income (loss) of affiliate	39	(86)
Loss before income taxes	(4,121)	(3,305)
Income tax benefit	(3,837)	(695)
Net loss	$(284)	$(2,610)
Net loss per common share:
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)
Weighted average common shares outstanding:
Basic	45,128	44,244
Diluted	45,128	44,244

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016 As Adjusted - See Note 2
Net loss	$(284)	$(2,610)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,051	(1,076)
Comprehensive income (loss)	$2,767	$(3,686)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2017 - As Adjusted	44,816	$447	$694,477	$(215,677)	$(12,315)	$466,932
Cumulative Effect of Adoption of ASU 2016-09			435	(271)		164
Stock-based compensation			19,564			19,564
Share issuances related to stock-based compensation	538	5	5,565			5,570
Net loss				(284)		(284)
Other comprehensive income					3,051	3,051
Balance as of June 30, 2017	45,354	$452	$720,041	$(216,232)	$(9,264)	$494,997
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016 As Adjusted - See Note 2
Cash flows from operating activities
Net loss	$(284)	$(2,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,772	2,502
Noncash stock-based compensation	19,564	17,340
Excess tax benefits from stock-based compensation	—	(292)
Deferred income taxes	(1,330)	(4,088)
Equity in income (loss) of affiliate	(39)	86
Amortization of deferred commissions cost	4,601	3,840
Changes in operating assets and liabilities:
Trade accounts receivable	11,097	14,084
Other current assets and Other assets	(9,225)	(2,672)
Deferred commissions cost	(3,610)	(3,488)
Accounts payable	328	(145)
Accrued liabilities	(11,076)	(3,553)
Deferred revenue	7,418	2,865
Other liabilities	(283)	178
Net cash provided by operating activities	19,933	24,047
Cash flows from investing activities
Purchase of short-term investments	(44,072)	(33,299)
Proceeds from maturity of short-term investments	33,299	24,438
Purchase of property and equipment	(1,474)	(1,033)
Net cash used in investing activities	(12,247)	(9,894)
Cash flows from financing activities
Proceeds from stock-based compensation plans	5,570	1,550
Excess tax benefits from stock-based compensation (see Note 2)	—	292
Net cash provided by financing activities	5,570	1,842
Effects of exchange rate — changes in cash	6,775	(1,855)
Net increase in cash and cash equivalents	20,031	14,140
Cash and cash equivalents at beginning of period	329,491	288,107
Cash and cash equivalents at end of period	$349,522	$302,247

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)
1.    Basis of Presentation

Commvault Systems, Inc. and its subsidiaries (“Commvault” or the “Company”) is a provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, NAS shares, cloud-based infrastructures, and mobile devices; management through a single console; multiple protection methods including backup and archive, snapshot management, replication, and content indexing for eDiscovery; efficient storage management using deduplication for disk, tape and cloud; integration with the industry's top storage arrays; complete virtual infrastructure management supporting multiple hypervisors; security capabilities to limit access to critical data; policy based data management; and an end-user experience that allows them to protect, find and recover their own data using common tools such as web browsers, Microsoft Outlook and File Explorer. The Company also provides its customers with a broad range of professional and customer support services.
The consolidated financial statements as of June 30, 2017 and for the three months ended June 30, 2017 and 2016 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2017. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The Company has early adopted the new revenue standard as of April 1, 2017 using the full retrospective method which required each prior reporting period presented to be adjusted beginning with this issuance of the Company’s financial statements.
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, stock-based compensation and accounting for research and development costs. Actual results could differ from those estimates.
2.    Summary of Significant Accounting Policies
During fiscal 2018 the Company adopted new accounting guidance related to revenue recognition and accounting for share-based compensation which is described below. The impact of this new guidance is described below. There have been no other significant changes in the Company’s accounting policies during the three months ended June 30, 2017 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2017.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The ASU also includes guidance regarding the accounting for contract acquisition costs, which includes sales commissions. The Company has early adopted the new standard as of April 1, 2017 using the full retrospective method which required each prior reporting period presented to be adjusted beginning with this issuance of the Company’s financial statements. The most significant impact of adopting the new standard related to the deferral of commission costs. A portion of sales commissions cost is now recorded as an asset and recognized as an operating expense over the time period that the Company expects to recover the costs.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Select adjusted unaudited financial statement information, which reflect the adoption of the ASU is below. The Company’s historical net cash flows are not impacted by this accounting change.

	Three Months Ended June 30, 2016
	Unaudited
	As Reported	Adjustments	Adjusted for Adoption of ASC 606
Revenues:
Software	$63,937	$(524)	$63,413
Services	88,476	(115)	88,361
Total revenues	152,413	(639)	151,774
Total cost of revenues	20,995	—	20,995
Gross margin	131,418	(639)	130,779
Total operating expenses	133,966	41	134,007
Loss from operations	(2,548)	(680)	(3,228)
Interest expense	(246)	—	(246)
Interest income	255	—	255
Equity in loss of affiliate	(86)	—	(86)
Loss before income taxes	(2,625)	(680)	(3,305)
Income tax benefit	(581)	(114)	(695)
Net loss	$(2,044)	$(566)	$(2,610)

	March 31, 2017
	Unaudited Balance Sheet Data
	As Reported	Adjustments	Adjusted for Adoption of ASC 606
Current assets:
Trade accounts receivable	$132,761	$7,323	$140,084
Total current assets	$598,736	$7,323	$606,059
Deferred tax assets, net	$61,018	$(10,790)	$50,228
Deferred commissions	$—	$30,378	$30,378
Total assets	$802,967	$26,911	$829,878
Current Liabilities:
Deferred revenue	$206,777	$2,322	$209,099
Total current liabilities	$285,595	$2,322	$287,917
Other liabilities	$3,934	$292	$4,226
Accumulated deficit	$(239,974)	$24,297	$(215,677)
Total stockholders’ equity	$442,635	$24,297	$466,932
Total liabilities and stockholders’ equity	$802,967	$26,911	$829,878

Share-Based Compensation

    In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payment transactions, including related accounting for income taxes, forfeitures, and classification in the statement of cash flows. The Company adopted the guidance prospectively effective April 1, 2017.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of income when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. In the three months ended June 30, 2017, the Company recognized $2,358 of such excess tax benefits, and, pursuant to the adopted guidance, net loss decreased by $2,358, or $0.05 per basic and diluted share. Amounts previously recorded to Additional paid-in capital related to excess tax benefits prior to April 1, 2017 remain in Stockholders' equity. Cash flows related to excess taxes prior to April 1, 2017 remain classified as financing cash flows. In addition, the standard allows the Company to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and provides an accounting policy election to account for forfeitures as they occur. The Company has elected to account for forfeitures as they occur. The cumulative impact of the election to account for forfeitures as they are incurred is included as an adjustment to accumulated deficit.
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
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Unbilled receivables represent amounts for which revenue has been recognized but which have not yet been invoiced to the customer. The current portion of unbilled receivables is included in Trade accounts receivable on the consolidated balance sheet. Long term unbilled receivables are included in Other assets.
Sales Tax
The Company records revenue net of sales tax.
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues for all periods presented
Deferred Commissions Cost
Sales commissions and related payroll taxes earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. The costs related to revenue that will be recognized in future periods is deferred and then amortized over a period of benefit that the Company has determined to be five years. The period of benefit was determined by taking into consideration customer contracts, technology and other factors. Amortization expense related to these costs is included in Sales and marketing expenses in the accompanying condensed consolidated statements of loss.
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
Related Party Transactions
During the first quarter of fiscal 2018, one of our Directors, Joseph F. Eazor, was hired as the CEO of Rackspace, Inc ("Rackspace").  Prior to his appointment as CEO, the Company completed the sale of $4,212 of software and related services to Rackspace.  Total recognized revenue related to Rackspace in the first quarter of fiscal 2018 was $4,054.  The outstanding accounts receivable from this customer as of June 30, 2017 is $4,032.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 36% and 34% of total revenues for the three months ended June 30, 2017 and 2016, respectively. Arrow accounted for approximately 33% of total accounts receivable as of June 30, 2017 and 40% of total accounts receivable as of March 31, 2017.
Sales through the Company’s distribution agreement with Avnet Technology Solutions ("Avnet") totaled 12% of total revenues for the three months ended June 30, 2017. Avnet accounted for approximately 13% of total accounts receivable as of June 30, 2017 and 12% of total accounts receivable as of March 31, 2017.
The Company has an original equipment manufacturer agreement with Hitachi Data Systems ("HDS") for them to market, sell and support the Company's software applications and services on a stand-alone basis and/or incorporate the Company's software applications into their own hardware products.  HDS accounted for 11% of total revenues for the three months ended June 30, 2017. HDS accounted for approximately 12% of total accounts receivable as of June 30, 2017.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at June 30, 2017 and March 31, 2017:

June 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$88,554	—	—	$88,554
Short-term investments	$—	131,774	—	$131,774

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$70,190	—	—	$70,190
Short-term investments	$—	120,989	—	$120,989

3.    Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on April 1, 2017, using the full retrospective method.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The Company derives revenues from two primary sources: software licenses and services. Services include customer support (software updates and technical support), consulting, assessment and design services, installation services and customer education. A typical contract includes both licenses and services.

The Company’s software licenses typically provide for a perpetual right to use the Company’s software. The Company also sells term-based software licenses that expire, which are referred to as subscription arrangements. The Company does not customize its software for customers and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. The Company has concluded that its software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to the Company’s customer. In addition, the Company has licensing arrangements with customers that are accounted for as usage-based royalties. Revenue from these arrangements is recognized as the usage occurs.

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. The Company sells its customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

The Company’s other professional services include consulting, assessment and design services, installation services and customer education. Customer education services include courses taught by the Company’s instructors or third-party contractors. Revenue related to other professional services and customer education services is typically recognized as the services are performed.

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis.
The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Professional Services
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). The Company operates in one segment.

	Three Months Ended June 30, 2017
	Americas	EMEA	APAC	Total
Software Revenue	$40,011	$23,772	$10,978	$74,761
Customer Support Revenue	56,189	17,111	8,590	81,890
Professional Services	4,861	2,545	1,915	9,321
Total Revenue	$101,061	$43,428	$21,483	$165,972

	Three Months Ended June 30, 2016
	Americas	EMEA	APAC	Total
Software Revenue	$35,801	$17,633	$9,979	$63,413
Customer Support Revenue	53,603	16,626	8,038	78,267
Professional Services	6,025	2,816	1,253	10,094
Total Revenue	$95,429	$37,075	$19,270	$151,774

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts.

In some arrangements the Company allows customers to pay for term based software licenses over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the consolidated balance sheet. Long term unbilled receivables are included in Other assets. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2017	$132,711	$7,373	$—	$209,099	$70,803
Increase/decrease, net	(7,633)	(1,094)	640	8,440	4,201
Ending Balance as of June 30, 2017	$125,078	$6,279	$640	$217,539	$75,004

The decrease in accounts receivable is a result of the sequential decline in software revenue as well as customer support renewals which are more concentrated in the Company's fiscal fourth quarter. The increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software revenue transactions and customer support renewals during the first quarter of fiscal 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $78,932. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of June 30, 2017, approximately $14,840 of revenue may be recognized from remaining performance obligations, of which $687 was related to software. The Company expects the software to be recognized next quarter. The majority of this services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.
4.    Property and Equipment
Property and equipment consist of the following:

	June 30,	March 31,
	2017	2017
Land	$9,445	$9,445
Buildings	103,244	103,244
Computers, servers and other equipment	35,858	35,274
Furniture and fixtures	15,393	14,912
Leasehold improvements	8,632	7,040
Purchased software	1,341	1,335
Construction in process	151	1,147
	174,064	172,397
Less: Accumulated depreciation and amortization	(42,855)	(40,078)
	$131,209	$132,319
The Company recorded depreciation and amortization expense of $2,709 and $2,439 for the three months ended June 30, 2017 and 2016, respectively.
5.    Net Income per Common Share
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
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 7,775 and 8,443 for the three months ended June 30, 2017 and 2016, respectively, because the effect would have been anti-dilutive.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of June 30, 2017, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of the Company's common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Discovery has commenced in this action and is ongoing. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. As of June 30, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against the Company (nominally), certain of its executive officers, and certain of its current and former members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB).  The action alleges that certain of the Company’s executive officers and board members breached their fiduciary duties to the Company by causing, or allowing, the Company to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that through these breaches, the Company’s executive officers and board members unjustly enriched themselves at the expense of the Company.  The suit asserts factual allegations similar to the allegations made in In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), a securities litigation also pending in the United States District Court for the District of New Jersey.  The allegations asserted in the shareholder derivate action purport to cover a period from 2013 through the present.  As a derivative action, the complaint is brought nominally on behalf of the Company, and seeks compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.  The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows.  As of June 30, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204.  Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  The Company has not yet answered the complaint.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. The Company intends to defend itself vigorously. As of June 30, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of June 30, 2017, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at June 30, 2017 were $505. The amortization of debt issuance costs was $63 in the three months ended June 30, 2017 and 2016.
8.    Capitalization
The Company did not repurchase any of its shares during the three months ended June 30, 2017. As of June 30, 2017, $125,000 remained in the stock repurchase authorization that expires on March 31, 2018.

9.    Stock Plans
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
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the three months ended June 30, 2017 and 2016. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended June 30,
	2017	2016
Cost of services revenue	$751	$871
Sales and marketing	9,440	7,671
Research and development	2,070	1,678
General and administrative	7,303	7,120
Stock-based compensation expense	$19,564	$17,340
As of June 30, 2017, there was approximately $99,267 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.36 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeitured, stock-based compensation will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the three months ended June 30, 2017 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2017	5,300	$44.74
Options granted	—	—
Options exercised	(223)	25.01
Options forfeited	(10)	45.79
Options expired	(7)	59.90
Outstanding as of June 30, 2017	5,060	$45.59	4.64	$83,710
Exercisable as of June 30, 2017	4,569	$44.78	4.36	$79,222
The total intrinsic value of options exercised was $7,002 for the three months ended June 30, 2017 and $1,369 for the three months ended June 30, 2016. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2017 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2017	2,396	$45.53
Awarded	403	60.19
Vested	(315)	54.13
Forfeited	(44)	45.25
Non-vested as of June 30, 2017	2,440	$47.47
The weighted average fair value of restricted stock units awarded was $60.19 per unit during the three months ended June 30, 2017, and $46.88 per unit during the three months ended June 30, 2016. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the three months ended June 30, 2017, the Company granted 88 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2017 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (176 shares) based on actual fiscal 2018 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the three months ended June 30, 2017, the Company granted 88 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (176 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the three months ended June 30, 2017 was $78.28. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of June 30, 2017, 2,400 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan was $676 for the three months ended June 30, 2017 and $679 for the three months ended June 30, 2016.
10.    Income Taxes
Income tax benefit was $3,837 in the three months ended June 30, 2017. The income tax benefit in the three month period ended June 30, 2017 is primarily related to the $2,358 impact of excess tax benefits for exercised stock options and vested restricted stock units. In prior periods, excess tax benefits were accounted for as a component of equity. The income tax benefit also includes the favorable impact of research tax credits and was partially offset by the unfavorable impact of permanent book to tax differences.
Income tax benefit was $695 in the three months ended June 30, 2016 The effective rate of the income tax benefit in the three month period is lower than the federal statutory rate due to the impact of unfavorable permanent differences, partially offset by the impact of research tax credits.
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

Balance as of March 31, 2017	$2,098
Additions for tax positions related to fiscal 2017	64
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	1
Balance as of June 30, 2017	$2,163

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Unrecognized tax benefits and the related accrued interest and penalties totaling $1,434 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $321 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $1,146 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $96 represents interest and penalties.
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
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of June 30, 2017, we had licensed our software applications to approximately 25,000 registered customers.

Our software licenses typically provide for a perpetual right to use our software and are sold on a per terabyte capacity basis, per-copy, as site licenses or as a solution set. Prior to fiscal 2018, an insignificant amount of our revenue has been sold under subscription, or term based, license arrangements.  In these arrangements the customer has the right to use the software over a designated period of time. During fiscal 2018, we expect revenue from subscription arrangements to become a more significant portion of our total revenue compared to historical periods.

In recent years, the majority of our software revenue has been sold on a capacity basis and we expect this to remain true in the near future. During the three months ended June 30, 2017, approximately 66% of software license revenue was sold on a capacity basis. This compares to approximately 69% of software license revenue was sold on a capacity basis during fiscal 2017. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various functionalities discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.

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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 45% and 42% of our total revenues for the three months ended June 30, 2017 and 2016, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 63% and 49% of our total software revenue in the three months ended June 30, 2017 and 2016, respectively.
Software revenue generated through indirect distribution channels was 81% of total software revenue in the three months ended June 30, 2017 and was approximately 83% of total software revenue in the three months ended June 30, 2016. Software revenue generated through direct distribution channels was approximately 19% of total software revenue in the three months ended June 30, 2017 and was approximately 17% of total software revenue in the three months ended June 30, 2016. The dollar value of software revenue generated through indirect distribution channels increased approximately $7.9 million, or 15%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The dollar value of software revenue generated through direct distribution channels increased approximately $3.5 million, or 33%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Data Systems ("HDS") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including HDS, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for approximately 10% of our total revenues for the three months ended June 30, 2017 and 15% of our total revenues for the three months ended June 30, 2016.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 36% of our total revenues through Arrow in the three months ended June 30, 2017, and approximately 34% in the three months ended June 30, 2016. We generated approximately 12% of our total revenues through Avnet in the three months ended June 30, 2017. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Our services revenue was 55% of our total revenues for the three months ended June 30, 2017 and 58% of our total revenues for the three months ended June 30, 2016. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.

Most of our customer support agreements are priced as a percentage of the related net software purchased and are for a one year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, customer support renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 45% of our total revenue for the three months ended June 30, 2017 and 43% of our total revenue for the three months ended June 30, 2016. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2016 our software revenue would have been higher by $0.9 million, our services revenue would have been higher by $1.3 million, our cost of sales would have been higher by $0.1 million and our operating expenses would have been higher by $2.4 million from non-U.S. operations for the three months ended June 30, 2017.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction gains of $0.1 million and $0.3 million in the three months ended June 30, 2017 and 2016.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes
•Software Development Costs
•Deferred Commissions Costs
The discussion below includes changes to our critical accounting policies that have occurred in fiscal 2018.
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software revenue) and which portions must be deferred and recognized in future periods (generally services revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the credit-worthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

We derive revenue from two primary sources: software licenses and services. Services include customer support (software updates and technical support), consulting, assessment and design services, installation services and customer education. A typical contract includes both licenses and services.

Our software licenses typically provide for a perpetual right to use the Company’s software. We also sell term-based software licenses that expire, which we refer to as subscription arrangements. We do not customize its software for customers and installation services are not required. Our software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered or made available for download to our customer. We also have licensing arrangements with customers that are accounted for as usage-based royalties. Revenue from these arrangements is recognized as the usage occurs.

Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. The Company sells its customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

Other professional services include consulting, assessment and design services, installation services and customer education. Customer education services include courses taught by our instructors or third-party contractors. Revenue related to other professional services and customer education services is typically recognized as the services are performed.

Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis.
Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Professional Services
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations

Stock-Based Compensation and Accounting for Income Taxes

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payment transactions, including related accounting for income taxes, forfeitures, and classification in the statement of cash flows. In connection with the adoption of this guidance we elected an accounting policy to account for forfeitures as they occur. The guidance also requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of income when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows.
Deferred Commissions Cost
Sales commissions and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. The costs related to revenue that will be recognized in future periods is deferred and then amortized over a period of benefit that we have determined to be five years. The period of benefit was determined by taking into consideration customer contracts, technology and other factors. Amortization expense related to these costs is included in Sales and marketing expenses in the accompanying condensed consolidated statements of income. If we were to change our estimate of the period of benefit of these deferred costs it would impact our results of operations.
There have been no other significant changes in our critical accounting policies and estimates during the three months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2017. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2017 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Revenues
Total revenues increased $14.2 million, or 9%, from $151.8 million in the three months ended June 30, 2016 to $166.0 million in the three months ended June 30, 2017.
Software Revenue. Software revenue increased $11.3 million, or 18%, from $63.4 million in the three months ended June 30, 2016 to $74.8 million in the three months ended June 30, 2017. Software revenue represented 45% of our total revenues in the three months ended June 30, 2017 as compared to 42% of total revenues in the three months ended June 30, 2016.

We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 53%, 32% and 15% of total software revenue, respectively, for the three months ended June 30, 2017. The year-over-year increase of software revenue in the Americas, EMEA and APAC was 12%, 35% and 10%, respectively.

▪
The increase in Americas software revenue for the three months ended June 30, 2017 was the result of an increase in enterprise transaction revenue driven by a higher average dollar value of enterprise revenue transactions.

▪
EMEA software revenue increased as a result of a significant increase in enterprise transaction revenue. The significant increase in enterprise transaction revenue was driven by an increase in the average dollar value of such transactions. Year over year software revenue growth in EMEA was adversely impacted by changes in foreign exchange rates as the U.S. dollar strengthened against the Euro and British pound sterling. Using average foreign exchange rates from the first three months of fiscal 2017, fiscal 2018 EMEA software revenue would have increased 39% compared to an actual increase of 35%.

▪	The increase in APAC software revenue was the result of an increase in enterprise transaction revenue driven by a higher average dollar value of enterprise revenue transactions.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 63% of our software revenue in the three months ended June 30, 2017 and approximately 49% of our software revenue in the three months ended June 30, 2016. Enterprise software transaction revenue increased by $15.6 million, or 50%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was driven by a 59% increase in the average dollar amount of such transactions partially offset by a 6% decline in the number of transactions. The average sales price was approximately $375,000 in the three months ended June 30, 2017 and approximately $236,000 in the three months ended June 30, 2016. Software revenue derived from transactions less than $0.1 million decreased $4.2 million, or 13%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Services Revenue. Services revenue increased $2.9 million, or 3%, from $88.4 million in the three months ended June 30, 2016 to $91.2 million in the three months ended June 30, 2017. Services revenue represented 55% of our total revenues in the three months ended June 30, 2017 and 58% in the three months ended June 30, 2016. The increase in services revenue is due to a $3.6 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in other professional services revenue.
Cost of Revenues. Total cost of revenues increased $0.7 million, or 3%, from $21.0 million in the three months ended June 30, 2016 to $21.7 million in the three months ended June 30, 2017. The gross margin of our services revenue was 77% for both the three months ended June 30, 2017 and 2016. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was approximately 99% for both the three months ended June 30, 2017 and 2016. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $7.2 million, or 8%, from $92.7 million in the three months ended June 30, 2016 to $99.9 million in the three months ended June 30, 2017. The increase is primarily due to a $4.8 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year and a $1.8 million increase in stock-based compensation. Sales and marketing expenses as a percentage of total revenues was 60% in the three months ended June 30, 2017 and 61% in the three months ended June 30, 2016.
Research and Development. Research and development expenses increased $3.3 million, or 17%, from $19.2 million in the three months ended June 30, 2016 to $22.5 million in the three months ended June 30, 2017. The increase is due to salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 14% in the three months ended June 30, 2017 and 13% in the three months ended June 30, 2016. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $3.9 million, or 20%, from $19.9 million in the three months ended June 30, 2016 to $23.9 million in the three months ended June 30, 2017. The increase is primarily the result of a $4.3 million increase in employee compensation and related expenses. Expenses in the three months ended June 30, 2017 includes approximately $0.1 million of net foreign currency transaction gains compared to $0.3 million of net foreign currency transaction gains in the three months ended June 30, 2016. General and administrative expenses as a percentage of total revenues increased to 14% in the three months ended June 30, 2017 from 13% in the three months ended June 30, 2016.
Depreciation and Amortization. Depreciation expense increased by $0.3 million from $2.1 million in the three months ended June 30, 2016 to $2.4 million in the three months ended June 30, 2017.
Income Tax Expense (Benefit)
Income tax benefit was $3.8 in the three months ended June 30, 2017. The income tax benefit in the three month period ended June 30, 2017 is primarily related to the $2.4 impact of excess tax benefits for exercised stock options and vested restricted stock units. The inclusion of excess tax benefits in the income tax benefit is the result of changes in accounting guidance effective April 1, 2017. In prior periods excess tax benefits were recorded as an adjustment to equity. The income tax benefit also includes the favorable impact of research tax credits and was partially offset by the unfavorable impact of permanent book to tax differences. Income tax benefit was $0.7 in the three months ended June 30, 2016 The effective rate of the income tax benefit in the three month period is lower than the federal statutory rate due to the impact of unfavorable permanent differences, partially offset by the impact of research tax credits.

Liquidity and Capital Resources
As of June 30, 2017, our cash and cash equivalents balance of $349.5 million primarily consisted of cash and money market funds. In addition, as of June 30, 2017 we have short-term investments invested in U.S. Treasury Bills totaling $131.5 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2017, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $169 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
We have a five-year $250 million revolving credit facility (the “Credit Facility”) that expires in June 2019. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of June 30, 2017, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the three months ended June 30, 2017, we did not repurchase any of common stock shares under our share repurchase program. As of June 30, 2017 there was $125.0 million remaining in the share repurchase program which expires March 31, 2018. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
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
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$19,933	$24,047
Net cash used in investing activities	(12,247)	(9,894)
Net cash provided by financing activities	5,570	1,842
Effects of exchange rate-changes in cash	6,775	(1,855)
Net increase in cash and cash equivalents	$20,031	$14,140
Net cash provided by operating activities was $19.9 million in the three months ended June 30, 2017 and $24.0 million in the three months ended June 30, 2016. In the three months ended June 30, 2017, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, collection of accounts receivable and an increase in deferred revenue. These amounts were partially offset by a decrease in Accrued liabilities and an increase in Other current assets. During the quarter we made a $3.0 million payment for software royalties related to our hyper-converged products and appliance strategy. We expect to utilize these prepaid royalties over the next year. Cash flow from operations in the three month period ended June 30, 2017 also includes $2.4 of excess tax benefits for exercised stock options and vested restricted stock units. In prior periods excess tax benefits were classified as financing activities. In the three months ended June 30, 2016, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges and the collection of accounts receivable.

Net cash used in investing activities was $12.2 million for the three months ended June 30, 2017 and $9.9 million in the three months ended June 30, 2016. In the three months ended June 30, 2017, cash used in investing activities was related to $10.8 million in net purchases of U.S. Treasury Bills and $1.5 million of capital expenditures. In the three months ended June 30, 2016, cash used in investing activities was related to $8.9 million in net purchases of U.S. Treasury Bills and $1.0 million of capital expenditures.
Net cash provided by financing activities was $5.6 million in the three months ended June 30, 2017 and $1.8 million in the three months ended June 30, 2016. The cash provided by financing activities in the three months ended June 30, 2017 was due to $5.6 million of proceeds from the exercise of stock options. The cash used in financing activities in the three months ended June 30, 2016 was due to $1.6 million of proceeds from the exercise of stock options and $0.3 million of excess tax benefits recognized as a result of the stock option exercises and restricted stock vesting. As a the result of the adoption of new accounting guidance, excess tax benefits are now included in cash from operating activities.
Working capital increased $31.5 million from $318.1 million as of March 31, 2017 to $349.6 million as of June 30, 2017. The net increase in working capital is due primarily to a net increase in cash and short-term investments that was a result of the cash flows generated from operations. We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, including borrowing under our revolving credit facility, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of June 30, 2017, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of June 30, 2017, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 45% of our sales were outside the United States for the three months ended June 30, 2017. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Loss. We recognized a net foreign currency transaction gain of $0.1 million in the three months ended June 30, 2017. We recognized net foreign currency transaction gain of $0.3 million in the three months ended June 30, 2016. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. Gains and losses from these contracts are recorded in general and administrative expenses. As of June 30, 2017 and March 31, 2017, we did not have any forward contracts outstanding. We recorded net realized gains and losses of less than $0.1 million related to the settlement of forward exchange contracts in the three months ended June 30, 2017 and 2016. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new accounting processes, which changed the Company's internal controls over revenue recognition, contract acquisition costs (deferred commissions) and financial reporting. The Company has completed the design of these controls and they have been implemented as of April 1, 2017. There was no other significant changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit asserts claims covering an alleged class period from May 7, 2013 through April 24, 2014. It is purportedly brought on behalf of purchasers of our common stock during that period, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Discovery has commenced in this action and is ongoing. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. As of June 30, 2017, we have not recorded an accrual for this matter as we have concluded that the probability of a loss is remote.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against us (nominally), certain of its executive officers, and certain of its current and former members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB).  The action alleges that certain of our executive officers and board members breached their fiduciary duties to us by causing, or allowing, us to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that through these breaches, our executive officers and board members unjustly enriched themselves at the expense of the company.  The suit asserts factual allegations similar to the allegations made in In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), a securities litigation also pending in the United States District Court for the District of New Jersey.  The allegations asserted in the shareholder derivate action purport to cover a period from 2013 through the present.  As a derivative action, the complaint is brought nominally on behalf of the company, and seeks compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows.  As of June 30, 2017, we have not recorded an accrual for this matter as we have concluded the probability of a loss is remote.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204.  Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We have not yet answered the complaint.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously. As of June 30, 2017, we have not recorded an accrual for this matter as we have concluded that the probability of a loss is remote.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the three months ended June 30, 2017.

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

Commvault Systems, Inc.

Dated:	July 26, 2017	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	July 26, 2017	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document