Form 10-Q
period 2017-09-30
COMMVAULT SYSTEMS INC
filed 2017-10-27
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2017, there were 46,185,364 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2017	March 31, 2017 As adjusted - See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$363,331	$329,491
Short-term investments	131,258	120,693
Trade accounts receivable	129,699	140,084
Other current assets	28,943	15,791
Total current assets	653,231	606,059
Deferred tax assets, net	52,868	50,228
Property and equipment, net	129,712	132,319
Equity method investment	3,498	3,621
Deferred commissions cost	30,455	30,378
Other assets	8,181	7,273
Total assets	$877,945	$829,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182	$117
Accrued liabilities	63,155	78,701
Deferred revenue	216,757	209,099
Total current liabilities	280,094	287,917
Deferred revenue, less current portion	78,922	70,803
Other liabilities	3,646	4,226
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2017 and March 31, 2017	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,695 shares and 44,816 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	456	447
Additional paid-in capital	749,544	694,477
Accumulated deficit	(227,022)	(215,677)
Accumulated other comprehensive loss	(7,695)	(12,315)
Total stockholders’ equity	515,283	466,932
Total liabilities and stockholders’ equity	$877,945	$829,878

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016 As Adjusted - See Note 2	2017	2016 As Adjusted - See Note 2
Revenues:
Software	$72,020	$70,405	$146,781	$133,818
Services	96,120	89,033	187,331	177,394
Total revenues	168,140	159,438	334,112	311,212
Cost of revenues:
Software	1,086	773	1,891	1,534
Services	22,181	20,884	43,037	41,118
Total cost of revenues	23,267	21,657	44,928	42,652
Gross margin	144,873	137,781	289,184	268,560
Operating expenses:
Sales and marketing	100,595	94,195	200,504	186,926
Research and development	22,925	20,221	45,470	39,449
General and administrative	23,620	21,314	47,471	41,252
Depreciation and amortization	2,388	2,109	4,755	4,219
Total operating expenses	149,528	137,839	298,200	271,846
Loss from operations	(4,655)	(58)	(9,016)	(3,286)
Interest expense	(234)	(245)	(466)	(491)
Interest income	539	276	972	531
Equity in loss of affiliate	(162)	(158)	(123)	(244)
Loss before income taxes	(4,512)	(185)	(8,633)	(3,490)
Income tax benefit	(3,502)	(131)	(7,339)	(826)
Net loss	$(1,010)	$(54)	$(1,294)	$(2,664)
Net loss per common share:
Basic	$(0.02)	$(0.00)	$(0.03)	$(0.06)
Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.06)
Weighted average common shares outstanding:
Basic	45,598	44,589	45,364	44,417
Diluted	45,598	44,589	45,364	44,417

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016 As Adjusted - See Note 2	2017	2016 As Adjusted - See Note 2
Net loss	(1,010)	(54)	(1,294)	(2,664)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,569	(443)	4,620	(1,519)
Comprehensive income (loss)	$559	$(497)	$3,326	$(4,183)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2017 - As Adjusted	44,816	$447	$694,477	$(215,677)	$(12,315)	$466,932
Cumulative Effect of Adoption of ASU 2016-09			435	(271)		164
Stock-based compensation			39,385			39,385
Share issuances related to stock-based compensation	1,071	11	16,724			16,735
Repurchase of common stock	(192)	(2)	(1,477)	(9,780)		(11,259)
Net loss				(1,294)		(1,294)
Other comprehensive income					4,620	4,620
Balance as of September 30, 2017	45,695	$456	$749,544	$(227,022)	$(7,695)	$515,283
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016 As Adjusted - See Note 2
Cash flows from operating activities
Net loss	$(1,294)	$(2,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,567	5,004
Noncash stock-based compensation	39,385	36,043
Excess tax benefits from stock-based compensation	—	(1,201)
Deferred income taxes	(2,789)	(6,844)
Equity in loss of affiliate	123	244
Amortization of deferred commissions cost	8,339	7,688
Changes in operating assets and liabilities:
Trade accounts receivable	12,439	8,251
Other current assets and Other assets	(12,778)	(3,453)
Deferred commissions cost	(7,514)	(7,582)
Accounts payable	60	(202)
Accrued liabilities	(19,109)	756
Deferred revenue	7,413	8,063
Other liabilities	(224)	183
Net cash provided by operating activities	29,618	44,286
Cash flows from investing activities
Purchase of short-term investments	(77,174)	(66,609)
Proceeds from maturity of short-term investments	66,609	47,849
Purchase of property and equipment	(2,634)	(2,080)
Net cash used in investing activities	(13,199)	(20,840)
Cash flows from financing activities
Repurchase of common stock	(11,259)	—
Proceeds from stock-based compensation plans	16,735	11,453
Excess tax benefits from stock-based compensation (see Note 2)	—	1,201
Net cash provided by (used in) financing activities	5,476	12,654
Effects of exchange rate — changes in cash	11,945	(2,413)
Net increase in cash and cash equivalents	33,840	33,687
Cash and cash equivalents at beginning of period	329,491	288,107
Cash and cash equivalents at end of period	$363,331	$321,794

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
The consolidated financial statements as of September 30, 2017 and for the three and six months ended September 30, 2017 and 2016 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2017. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The Company has early adopted the new revenue standard as of April 1, 2017 using the full retrospective method which required each prior reporting period presented to be adjusted beginning with this issuance of the Company’s financial statements.
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
2.    Summary of Significant Accounting Policies
During fiscal 2018 the Company adopted new accounting guidance related to revenue recognition and accounting for share-based compensation which is described below. There have been no other significant changes in the Company’s accounting policies during the six months ended September 30, 2017 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2017.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Select adjusted unaudited financial statement information, which reflect the adoption of Topic 606 is below. The Company’s historical net cash flows are not impacted by this accounting change.

	Three Months Ended September 30, 2016
	Unaudited
	As Reported	Adjustments	Adjusted for Adoption of ASC 606
Revenues:
Software	$70,457	$(52)	$70,405
Services	88,876	157	89,033
Total revenues	159,333	105	159,438
Total cost of revenues	21,657	—	21,657
Gross margin	137,676	105	137,781
Total operating expenses	138,433	(594)	137,839
Income (loss) from operations	(757)	699	(58)
Interest expense	(245)	—	(245)
Interest income	276	—	276
Equity in loss of affiliate	(158)	—	(158)
Income (loss) before income taxes	(884)	699	(185)
Income tax expense (benefit)	(322)	191	(131)
Net income (loss)	$(562)	$508	$(54)

	Six Months Ended September 30, 2016
	Unaudited
	As Reported	Adjustments	Adjusted for Adoption of ASC 606
Revenues:
Software	$134,394	$(576)	$133,818
Services	177,352	42	177,394
Total revenues	311,746	(534)	311,212
Total cost of revenues	42,652	—	42,652
Gross margin	269,094	(534)	268,560
Total operating expenses	272,399	(553)	271,846
Income (loss) from operations	(3,305)	19	(3,286)
Interest expense	(491)	—	(491)
Interest income	531	—	531
Equity in loss of affiliate	(244)	—	(244)
Income (loss) before income taxes	(3,509)	19	(3,490)
Income tax expense (benefit)	(903)	77	(826)
Net income (loss)	$(2,606)	$(58)	$(2,664)

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

The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of income when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. In the six months ended September 30, 2017, the Company recognized $3,781 of such excess tax benefits, and, pursuant to the adopted guidance, net loss decreased by $3,781, or $0.08 per basic and diluted share. Amounts previously recorded to Additional paid-in capital related to excess tax benefits prior to April 1, 2017 remain in Stockholders' equity. Cash flows related to excess taxes prior to April 1, 2017 remain classified as financing cash flows. In addition, the standard allows the Company to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and provides an accounting policy election to account for forfeitures as they occur. The Company has elected to account for forfeitures as they occur. The cumulative impact of the election to account for forfeitures as they are incurred is included as an adjustment to accumulated deficit.
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
Sales commissions and related payroll taxes earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s typical contracts include performance obligations related to software licenses, software updates, customer support and other professional services. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. The Company does not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software are expensed at the time of sale, when revenue for the functional software license is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. The Company currently estimates a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software sold as part of the transaction. The costs related to professional services are amortized within one quarter following the date of the related software sale, which is typically the period the related professional services are provided and revenue is recognized. Amortization expense related to these costs is included in Sales and marketing expenses in the accompanying condensed consolidated statements of loss.
Costs related to software updates and support for term-based, or subscription software licenses, are limited to the contractual period of the arrangement as the Company intends to pay a commensurate commission upon renewal of the subscription license and related updates and support.
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
Related Party Transactions
During the first quarter of fiscal 2018, one of our Directors, Joseph F. Eazor, was hired as the CEO of Rackspace, Inc ("Rackspace").  Prior to his appointment as CEO, the Company completed the sale of $4,212 of software and related services to Rackspace.  Total recognized revenue related to Rackspace in the first six months of fiscal 2018 was $4,539.  The outstanding accounts receivable from this customer as of September 30, 2017 is $2,759.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 36% and 35% of total revenues for the six months ended September 30, 2017 and 2016, respectively. Arrow accounted for approximately 37% of total accounts receivable as of September 30, 2017 and 40% of total accounts receivable as of March 31, 2017.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at September 30, 2017 and March 31, 2017:

September 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$89,944	—	—	$89,944
Short-term investments	$—	131,719	—	$131,719

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$70,190	—	—	$70,190
Short-term investments	$—	120,989	—	$120,989
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
The Company’s software licenses typically provide for a perpetual right to use the Company’s software. The Company also sells term-based software licenses that expire, which are referred to as subscription arrangements. The Company does not customize its software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. The Company has concluded that its software license is functional intellectual property that is distinct as the user can benefit from the software on its own. Software revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

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

	Three Months Ended September 30, 2017
	Americas	EMEA	APAC	Total
Software Revenue	$40,704	$21,049	$10,267	$72,020
Customer Support Revenue	58,205	18,625	8,947	85,777
Professional Services	5,965	2,759	1,619	10,343
Total Revenue	$104,874	$42,433	$20,833	$168,140

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Three Months Ended September 30, 2016
	Americas	EMEA	APAC	Total
Software Revenue	$43,922	$17,153	$9,330	$70,405
Customer Support Revenue	53,882	16,436	8,120	78,438
Professional Services	6,360	2,753	1,482	10,595
Total Revenue	$104,164	$36,342	$18,932	$159,438

	Six Months Ended September 30, 2017
	Americas	EMEA	APAC	Total
Software Revenue	$80,715	$44,821	$21,245	$146,781
Customer Support Revenue	114,394	35,736	17,537	167,667
Professional Services	10,826	5,304	3,534	19,664
Total Revenue	$205,935	$85,861	$42,316	$334,112

	Six Months Ended September 30, 2016
	Americas	EMEA	APAC	Total
Software Revenue	$79,723	$34,786	$19,309	$133,818
Customer Support Revenue	107,485	33,062	16,158	156,705
Professional Services	12,385	5,569	2,735	20,689
Total Revenue	$199,593	$73,417	$38,202	$311,212

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2017	$132,711	$7,373	$—	$209,099	$70,803
Increase/(decrease), net	(8,516)	(1,869)	754	7,658	8,119
Ending Balance as of September 30, 2017	$124,195	$5,504	$754	$216,757	$78,922

The decrease in accounts receivable is primarily a result of the decline in software revenue relative to the fourth quarter of the prior year as well as customer support renewals which are more concentrated in the Company's fiscal fourth quarter. The increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software revenue transactions and customer support renewals during the first and second quarters of fiscal 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $82,664 and $161,596 for the three and six months ended September 30, 2017, respectively. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of September 30, 2017, approximately $16,493 of revenue may be recognized from remaining performance obligations, of which $245 was related to software. The Company expects the software to be recognized next quarter. The majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.
4.    Property and Equipment
Property and equipment consist of the following:

	September 30,	March 31,
	2017	2017
Land	$9,445	$9,445
Buildings	103,244	103,244
Computers, servers and other equipment	36,695	35,274
Furniture and fixtures	15,468	14,912
Leasehold improvements	9,084	7,040
Purchased software	1,396	1,335
Construction in process	76	1,147
	175,408	172,397
Less: Accumulated depreciation and amortization	(45,696)	(40,078)
	$129,712	$132,319
The Company recorded depreciation and amortization expense of $5,441 and $4,878 for the six months ended September 30, 2017 and 2016, respectively.
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
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 7,433 and 8,381 for the three months ended September 30, 2017 and 2016 and 7,557 and 8,374 for the six months ended September 30, 2017 and 2016, respectively, because the effect would have been anti-dilutive.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions. As of September 30, 2017, the Company is not aware of any asserted or unasserted claims, negotiations and legal actions for which a loss is considered reasonably possible of occurring and would require disclosure under the guidance.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit is purportedly brought on behalf of purchasers of the Company's common stock during the period from May 7, 2013 through April 24, 2014, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Thereafter, discovery commenced. On October 2, 2017, the parties entered into an agreement in principle to settle the action for $12,500. The Company has not recorded an accrual for this matter as the settlement amount is to be funded solely by the Company’s insurers. The settlement is subject to final documentation and court approval. There can be no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter if the litigation continues.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against the Company (nominally), certain of its executive officers and certain members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB). The plaintiff filed an amended complaint on July 14, 2017. The amended complaint largely repeats the allegations made in the securities litigation also pending in the United States District Court for the District of New Jersey (In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), claiming that the defendant officers and directors breached their fiduciary duties to the Company by causing, or allowing, the Company to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that certain executive officers engaged in unlawful insider trading in 2013 and/or 2014 based on their knowledge of the information that was supposedly concealed. The allegations asserted in the shareholder derivative action purport to cover a period from 2013 through the present.  As a derivative action, the complaint does not seek damages from the Company, but rather seeks to recover from the defendant officers and directors on behalf of the Company compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  On August 29, 2017, all of the defendants, including the Company, filed a motion to dismiss the derivative action, and a hearing has been scheduled on this motion in December. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.  The Company is unable at this time to determine whether the outcome of the litigation will have a material impact. As of September 30, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  The Company responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. The Company intends to defend itself vigorously. As of September 30, 2017, the Company has not recorded an accrual for this matter as it has concluded the probability of a loss is remote.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of September 30, 2017, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other assets, and will amortize the costs into Interest expense over the term of the Credit Facility. Unamortized amounts at September 30, 2017 were $442. The amortization of debt issuance costs was $63 and $126 in the three and six months ended September 30, 2017 and 2016.
8.    Capitalization
During the three and six months ended September 30, 2017, the company repurchased $11,259 of common stock (192 shares). As of September 30, 2017, $113,740 remained in the stock repurchase authorization that expires on March 31, 2018.
9.    Stock Plans
On August 24, 2017, the Company’s shareholders approved an amendment to the Omnibus Incentive Plan (the “2016 Incentive Plan”) to increase the maximum number of shares of common stock that may be delivered under plan to 3,550. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards.
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the three and six months ended September 30, 2017 and 2016. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of services revenue	$751	$964	$1,502	$1,835
Sales and marketing	8,984	8,290	18,424	15,961
Research and development	2,070	1,770	4,140	3,448
General and administrative	8,016	7,679	15,319	14,799
Stock-based compensation expense	$19,821	$18,703	$39,385	$36,043
As of September 30, 2017, there was approximately $86,000 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.20 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeitured, stock-based compensation will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the six months ended September 30, 2017 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2017	5,300	$44.74
Options granted	—	—
Options exercised	(405)	29.52
Options forfeited	(16)	44.72
Options expired	(24)	69.14
Outstanding as of September 30, 2017	4,855	$45.90	4.38	$96,324
Exercisable as of September 30, 2017	4,484	$45.53	4.16	$91,236
The total intrinsic value of options exercised was $4,623 and $11,625 for the three and six months ended September 30, 2017 and $3,070 and $4,439 for the three and six months ended September 30, 2016. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2017 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2017	2,396	$45.53
Awarded	503	60.01
Vested	(556)	56.19
Forfeited	(59)	45.46
Non-vested as of September 30, 2017	2,284	$47.98
The weighted average fair value of restricted stock units awarded was $59.29 and $60.01 per unit during the three and six months ended September 30, 2017, and $52.13 and $47.76 per unit during the three and six months ended September 30, 2016. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the six months ended September 30, 2017, the Company granted 107 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2017 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (214 shares) based on actual fiscal 2018 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the six months ended September 30, 2017, the Company granted 88 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (176 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2017 was $78.28. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of September 30, 2017, 2,290 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan was $699 and $1,375 for the three and six months ended September 30, 2017 and $655 and $1,334 for the three and six months ended September 30, 2016.
10.    Income Taxes
Income tax benefit was $3,502 and $7,339 in the three and six months ended September 30, 2017. The income tax benefit in the three and six month periods ended September 30, 2017 includes the favorable impact of $1,423 and $3,781 of excess tax benefits for exercised stock options and vested restricted stock units, respectively. In prior periods, excess tax benefits were accounted for as a component of equity. The income tax benefit also includes the favorable impact of research tax credits and was partially offset by the unfavorable impact of permanent book to tax differences.
Income tax benefit was $131 and $826 in the three and six months ended September 30, 2016 The effective rate of the income tax benefit in the six month period is lower than the federal statutory rate due to the impact of unfavorable permanent differences. The tax benefit for the six months ended September 30, 2016 includes $616 of income tax expense related to a change in the estimated state tax rate applied to the state deferred tax asset and the state income tax payable.
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

Balance as of March 31, 2017	$2,098
Additions for tax positions related to fiscal 2017	126
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	10
Balance as of September 30, 2017	$2,234

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

All of the Company’s unrecognized tax benefits would favorably impact the effective tax rate if they were recognized. Components of the reserve are classified as either current or long-term in the Consolidated Balance Sheet based on when the Company expects each of the items to be settled. Unrecognized tax benefits and the related accrued interest and penalties totaling $1,464 are recorded as Other Liabilities on the Consolidated Balance Sheet, of which $323 represents interest and penalties. The Company also has unrecognized tax benefits and related accrued interest and penalties totaling $1,197 as a reduction of Deferred Tax Assets on the Consolidated Balance Sheet, of which $104 represents interest and penalties.
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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of September 30, 2017, we had licensed our software applications to approximately 26,000 registered customers.

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

In recent years, the majority of our software revenue has been sold on a capacity basis and we expect this to remain true in the near future. During the six months ended September 30, 2017, approximately 68% of software license revenue was sold on a capacity basis. This compares to approximately 69% of software license revenue was sold on a capacity basis during fiscal 2017. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various functionalities discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.

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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software revenue was 44% and 43% of our total revenues for the six months ended September 30, 2017 and 2016, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software revenue from our existing customer base and approximately one-quarter of our software revenue from new customers. In addition, our total software revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software deals, which we refer to as enterprise software transactions. Enterprise software transactions (transactions greater than $0.1 million) represented approximately 61% and 54% of our total software revenue in the six months ended September 30, 2017 and 2016, respectively.
Software revenue generated through indirect distribution channels was 86% of total software revenue in the six months ended September 30, 2017 and was approximately 88% of total software revenue in the six months ended September 30, 2016. Software revenue generated through direct distribution channels was approximately 14% of total software revenue in the six months ended September 30, 2017 and was approximately 12% of total software revenue in the six months ended September 30, 2016. The dollar value of software revenue generated through indirect distribution channels increased approximately $9.0 million, or 8%, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016. The dollar value of software revenue generated through direct distribution channels increased approximately $4.0 million, or 25%, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Data Systems ("HDS") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including HDS, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for approximately 11% of our total revenues for the six months ended September 30, 2017 and 15% of our total revenues for the six months ended September 30, 2016.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Avnet Technology Solutions ("Avnet"), a subsidiary of Avnet, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 36% of our total revenues through Arrow in the six months ended September 30, 2017, and approximately 35% in the six months ended September 30, 2016. If Arrow or Avnet were to discontinue or reduce the sales of our products or if our agreement with Arrow or Avnet was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow or Avnet, then it could have a material adverse effect on our future business.
Our services revenue was 56% of our total revenues for the six months ended September 30, 2017 and 57% of our total revenues for the six months ended September 30, 2016. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.

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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 45% of our total revenue for the six months ended September 30, 2017 and 42% of our total revenue for the six months ended September 30, 2016. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2016 our software revenue would have been lower by $1.0 million, our services revenue would have been lower by $1.3 million, our cost of sales would have been lower by $0.4 million and our operating expenses would have been lower by $1.0 million from non-U.S. operations for the three months ended September 30, 2017. Using the average foreign currency exchange rates from the six months ended September 30, 2016 our software revenue would have been lower by $0.1 million, our services revenue would have not changed, our cost of sales would have been lower by $0.3 million and our operating expenses would have been higher by $1.4 million from non-U.S. operations for the six months ended September 30, 2017.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction gains of less than $0.1 million and $0.2 million in the three and six months ended September 30, 2017, respectively. We recognized a net foreign currency transaction gain of $0.1 million and $0.4 million in the three and six months ended September 30, 2016, respectively.
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
Our software licenses typically provide for a perpetual right to use our software. We also sell term-based software licenses that expire, which are referred to as subscription arrangements. We do not customize its software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software license is functional intellectual property that is distinct as the user can benefit from the software on its own. Software revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

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
Deferred Commissions Cost
Sales commissions and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Our typical contracts include performance obligations related to software licenses, software updates, customer support and other professional services. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We do not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software are expensed at the time of sale, when revenue for the functional software license is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software sold as part of the transaction. The costs related to professional services are amortized within one quarter following the date of the related software sale, which is typically the period the related professional services are provided and revenue is recognized. If we were to change our estimate of the period of benefit of these deferred costs it would impact our results of operations.
Costs related to software updates and support for term-based, or subscription software licenses, are limited to the contractual period of the arrangement as we intend to pay a commensurate commission upon renewal of the subscription license and related updates and support.
There have been no other significant changes in our critical accounting policies and estimates during the six months ended September 30, 2017 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our

Annual Report on Form 10-K for the year ended March 31, 2017. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2017 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Revenues
Total revenues increased $8.7 million, or 5%, from $159.4 million in the three months ended September 30, 2016 to $168.1 million in the three months ended September 30, 2017.
Software Revenue. Software revenue increased $1.6 million, or 2%, from $70.4 million in the three months ended September 30, 2016 to $72.0 million in the three months ended September 30, 2017. Software revenue represented 43% of our total revenues in the three months ended September 30, 2017 compared to 44% of total revenues in the three months ended September 30, 2016.
We track software revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 57%, 29% and 14% of total software revenue, respectively, for the three months ended September 30, 2017. The year over year decline of software revenue in the Americas was 7%, and growth in EMEA and APAC was 23% and, 10%, respectively.

▪
Americas enterprise transaction revenue decreased by 9% as a result of a decrease in the number of transactions but was partially offset by an increase in the average enterprise transaction deal size. Americas non-enterprise revenue transaction revenue also declined from the prior year.

▪
EMEA software revenue increased primarily due to a 71% increase in enterprise transaction revenue. The increase in enterprise transaction revenue was the result of both an increase in the number and average transaction deal size.

Year over year software revenue growth in EMEA was positively impacted by changes in foreign exchange rates as the U.S. dollar weakened against the Euro and British pound sterling. Using average foreign exchange rates from the second quarter of fiscal 2017, second quarter fiscal 2018 EMEA software revenue would have increased 18% compared to an actual increase of 23%.

▪	The increase in APAC software revenue was also the result of an increase in the revenue from non-enterprise revenue transactions.

▪	Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 59% of our software revenue in the three months ended September 30, 2017 and approximately 58% of our software revenue in the three months ended September 30, 2016. Enterprise software transactions increased by $1.3 million, or 3%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was driven by a 10% increase in the average dollar amount of enterprise software transactions. The average dollar amount of such transactions was approximately $287,000 in the three months ended September 30, 2017 and approximately $262,000 in the three months ended September 30, 2016.
Services Revenue. Services revenue increased $7.1 million, or 8%, from $89.0 million in the three months ended September 30, 2016 to $96.1 million in the three months ended September 30, 2017. Services revenue represented 57% of our total revenues in the three months ended September 30, 2017 and 56% in the three months ended September 30, 2016. The increase in services revenue is due to a $7.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base and includes a $1.1 million increase due to the result of a weakening of the US dollar versus foreign currencies. The increase in customer support revenue was partially offset by a decline in professional services revenue.
Cost of Revenues. Total cost of revenues increased $1.6 million, or 7%, from $21.7 million in the three months ended September 30, 2016 to $23.3 million in the three months ended September 30, 2017. Total cost of revenues represented 14% of our total revenues in the three months ended September 30, 2017 and in the three months ended September 30, 2016. An increase in the percentage of total revenues represented by software revenue has the impact of improving our overall gross margins.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $6.4 million, or 7%, from $94.2 million in the three months ended September 30, 2016 to $100.6 million in the three months ended September 30, 2017. The increase is due to a $7.2 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year, and a $0.7 million increase in stock-based compensation partially offset by a $2.3 million decrease in marketing expenses. Sales and marketing expenses as a percentage of total revenues was 60% and 59% in the three months ended September 30, 2017 and 2016, respectively.
Research and Development. Research and development expenses increased $2.7 million, or 13%, from $20.2 million in the three months ended September 30, 2016 to $22.9 million in the three months ended September 30, 2017. The increase is primarily due to an increase in salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 14% in the three months ended September 30, 2017 and 13% in the three months ended September 30, 2016. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $2.3 million, or 11%, from $21.3 million in the three months ended September 30, 2016 to $23.6 million in the three months ended September 30, 2017. The increase is primarily the result of an increase in salary and related expenses as well as higher stock-based compensation. General and administrative expenses in the three months ended September 30, 2017 includes less than $0.1 million of net foreign currency transaction gains compared to $0.1 million of net foreign currency transaction gain in the three months ended September 30, 2016. General and administrative expenses as a percentage of total revenues was 14% in the three months ended September 30, 2017 and 13% in the three months ended September 30, 2016.
Depreciation and Amortization. Depreciation expense increased by $0.3 million from $2.1 million in the three months ended September 30, 2016 to $2.4 million in the three months ended September 30, 2017.
Income Tax Expense (Benefit)
Income tax benefit was $3.5 million in the three months ended September 30, 2017 compared to a benefit of $0.1 million in the three months ended September 30, 2016. The income tax benefit in the three months ended September 30, 2017 included the $1.4 million impact of excess tax benefit for exercised stock options and vested restricted stock units. In prior periods, excess tax benefit was accounted for as a component of equity. The income tax benefit also includes the favorable impact of research tax credits and was partially offset by the unfavorable impact of permanent book to tax differences. We estimate that cash expenditures for income taxes for fiscal 2018 will be less than $6.0 million.
Six months ended September 30, 2017 compared to six months ended September 30, 2016
Revenues
Total revenues increased $22.9 million, or 7%, from $311.2 million in the six months ended September 30, 2016 to $334.1 million in the six months ended September 30, 2017.
Software Revenue. Software revenue increased $13.0 million, or 10%, from $133.8 million in the six months ended September 30, 2016 to $146.8 million in the six months ended September 30, 2017. Software revenue represented 44% of our total revenues in the six months ended September 30, 2017 as compared to 43% of total revenues in the six months ended September 30, 2016.
Americas, EMEA and APAC represented 55%, 31% and 14% of total software revenue, respectively, for the six months ended September 30, 2017. The year-over-year increase of software revenue in the Americas, EMEA and APAC was 1%, 29% and 10%, respectively.

▪
The increase in Americas software revenue for the six months ended September 30, 2017 was the result of an increase in enterprise transaction revenue driven by a higher average dollar value of enterprise revenue transactions. This increase was partially offset by a decline in the amount of revenue from non-enterprise revenue transactions.

▪
EMEA software revenue increased as a result of a significant increase in enterprise transaction revenue. The significant increase in enterprise transaction revenue was driven by an increase in both the average dollar value and volume of such transactions.

▪	The increase in APAC software revenue was primarily the result of an increase in revenue from non-enterprise revenue transactions.

▪
Our software revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section. The year over year impact of foreign currency exchange rates was not significant in the six months ended September 30, 2017.

Software revenue derived from enterprise software transactions (transactions greater than $0.1 million) represented approximately 61% of our software revenue in the six months ended September 30, 2017 and approximately 54% of our software revenue in the six months ended September 30, 2016. Enterprise software transaction revenue increased by $16.9 million, or 23%, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016. This increase was driven by a 31% increase in the average dollar amount of such transactions partially offset by a 6% decline in the number of transactions. The average sales price was approximately $328,000 in the six months ended September 30, 2017 and approximately $250,000 in the six months ended September 30, 2016. Software revenue derived from transactions less than $0.1 million decreased $3.9 million, or 6%, in the six months ended September 30, 2017 compared to the six months ended September 30, 2016.
Services Revenue. Services revenue increased $9.9 million, or 6%, from $177.4 million in the six months ended September 30, 2016 to $187.3 million in the six months ended September 30, 2017. Services revenue represented 56% of our total revenues in the six months ended September 30, 2017 and 57% in the six months ended September 30, 2016. The increase in services revenue is due to a $11.0 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base. The increase in customer support revenue was partially offset by a decline in other professional services revenue.
Cost of Revenues. Total cost of revenues increased $2.3 million, or 5%, from $42.7 million in the six months ended September 30, 2016 to $44.9 million in the six months ended September 30, 2017. The gross margin of our services revenue was 77% for the six months ended September 30, 2017 and for the six months ended September 30, 2016. Overall, our services revenue has lower gross margins than our software revenue. The gross margin of our software revenue was approximately 99% for both the six months ended September 30, 2017 and 2016. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margins.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $13.6 million, or 7%, from $186.9 million in the six months ended September 30, 2016 to $200.5 million in the six months ended September 30, 2017. The increase is primarily due to a $12.0 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year and a $2.5 million increase in stock-based compensation. Sales and marketing expenses as a percentage of total revenues was 60% in both the six months ended September 30, 2017 and 2016.
Research and Development. Research and development expenses increased $6.0 million, or 15%, from $39.4 million in the six months ended September 30, 2016 to $45.5 million in the six months ended September 30, 2017. The increase is due to salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 14% in the six months ended September 30, 2017 and 13% in the six months ended September 30, 2016. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $6.2 million, or 15%, from $41.3 million in the six months ended September 30, 2016 to $47.5 million in the six months ended September 30, 2017. The increase is primarily the result of an increase in employee compensation and related expenses. Expenses in the six months ended September 30, 2017 includes approximately $0.2 million of net foreign currency transaction gains compared to $0.4 million of net foreign currency transaction gains in the six months ended September 30, 2016. General and administrative expenses as a percentage of total revenues increased to 14% in the six months ended September 30, 2017 from 13% in the six months ended September 30, 2016.
Depreciation and Amortization. Depreciation expense increased by $0.5 million from $4.2 million in the six months ended September 30, 2016 to $4.8 million in the six months ended September 30, 2017.

Income Tax Expense (Benefit)
Income tax benefit was $7.3 million in the six months ended September 30, 2017 compared to a benefit of $0.8 million in the six months ended September 30, 2016. The income tax benefit includes the impact of $3.8 million of excess tax benefit for exercised stock options and vested restricted stock units. In prior periods, excess tax benefit was accounted for as a component of equity. The income tax benefit also includes the favorable impact of research tax credits and was partially offset by the unfavorable impact of permanent book to tax differences. We estimate that cash expenditures for income taxes for fiscal 2018 will be less than $6.0 million.
Liquidity and Capital Resources
As of September 30, 2017, our cash and cash equivalents balance of $363.3 million primarily consisted of cash and money market funds. In addition, as of September 30, 2017 we have short-term investments invested in U.S. Treasury Bills totaling $131.3 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of September 30, 2017, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $189 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
We have a five-year $250 million revolving credit facility (the “Credit Facility”) that expires in June 2019. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of September 30, 2017, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the three and six months ended September 30, 2017, we repurchased $11.3 million of common stock shares under our share repurchase program. As of September 30, 2017 there was $113.7 million remaining in the share repurchase program which expires March 31, 2018. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives. Our stock repurchase program reduces the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings through the repurchase of common stock.
Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$29,618	$44,286
Net cash used in investing activities	(13,199)	(20,840)
Net cash provided by (used in) financing activities	5,476	12,654
Effects of exchange rate-changes in cash	11,945	(2,413)
Net increase in cash and cash equivalents	$33,840	$33,687

Net cash provided by operating activities was $29.6 million in the six months ended September 30, 2017 and $44.3 million in the six months ended September 30, 2016. In the six months ended September 30, 2017, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, an increase in deferred revenue and collection of accounts receivable. These amounts were partially offset by a decrease in Accrued liabilities and an increase in Other current assets. Cash flow from operations in the six month period ended September 30, 2017 also includes $3.8 of excess tax benefits for exercised stock options and vested restricted stock units. In prior periods excess tax benefits were classified as financing activities. In the six months ended September 30, 2016, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, a decrease in accounts receivable due to timing of cash receipts and an increase in deferred revenue.
Net cash used in investing activities was $13.2 million for the six months ended September 30, 2017 and $20.8 million in the six months ended September 30, 2016. In the six months ended September 30, 2017, cash used in investing activities was related to $10.6 million in net purchases of U.S. Treasury Bills and $2.6 million of capital expenditures. In the six months ended September 30, 2016, cash used in investing activities was related to $18.8 million in net purchases of U.S. Treasury Bills and $2.1 million of capital expenditures.
Net cash provided by (used in) financing activities was $5.5 million in the six months ended September 30, 2017 and $12.7 million in the six months ended September 30, 2016. The cash provided by financing activities in the six months ended September 30, 2017 was due to $16.7 million of proceeds from the exercise of stock options and our employee stock purchase program, partially offset by $11.3 million of repurchases of common shares. The cash provided by financing activities in the six months ended September 30, 2016 was due to $11.5 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan and $1.2 million of excess tax benefits recognized as a result of the stock option exercises and restricted stock vesting. As a result of the adoption of new accounting guidance, excess tax benefits are now included in cash from operating activities.
Working capital increased $55.0 million from $318.1 million as of March 31, 2017 to $373.1 million as of September 30, 2017. The net increase in working capital is due primarily to a net increase in cash and short-term investments that was a result of the cash flows generated from operations. We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, including borrowing under our revolving credit facility, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of September 30, 2017, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of September 30, 2017, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 45% of our sales were outside the United States for the six months ended September 30, 2017. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Loss. We recognized a net foreign currency transaction gain of less than $0.1 million and $0.2 million in the three and six months ended September 30, 2017. We recognized net foreign currency transaction gain of $0.1 million and $0.4 million in the three and six months ended September 30, 2016. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. Gains and losses from these contracts are recorded in general and administrative expenses. As of September 30, 2017 and March 31, 2017, we did not have any forward contracts outstanding. We recorded net realized gains of less than $0.1 million and $0.2 million related to the settlement of forward exchange contracts in the three and six months ended September 30, 2017. We recorded net realized gains and losses of less than $0.1 million related to the settlement of forward exchange contracts in the three and six months ended September 30, 2016. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit is purportedly brought on behalf of purchasers of our common stock during the period from May 7, 2013 through April 24, 2014, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Thereafter, discovery commenced. On October 2, 2017, the parties entered into an agreement in principle to settle the action for $12.5 million. We have not recorded an accrual for this matter as the settlement amount is to be funded solely by our insurers. The settlement is subject to final documentation and court approval. There can be no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation continues, we believe that we have meritorious defenses and intend to defend the case vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter if the litigation continues.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against us (nominally), certain of its executive officers and certain members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB). The plaintiff filed an amended complaint on July 14, 2017. The amended complaint largely repeats the allegations made in the securities litigation also pending in the United States District Court for the District of New Jersey (In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), claiming that the defendant officers and directors breached their fiduciary duties to us by causing, or allowing, us to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that certain executive officers engaged in unlawful insider trading in 2013 and/or 2014 based on their knowledge of the information that was supposedly concealed. The allegations asserted in the shareholder derivative action purport to cover a period from 2013 through the present.  As a derivative action, the complaint does not seek damages, but rather seeks to recover from the defendant officers and directors on behalf of the company compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  On August 29, 2017, all of the defendants, including the Company, filed a motion to dismiss the derivative action, and a hearing has been scheduled on this motion in December. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact. As of September 30, 2017, we have not recorded an accrual for this matter as we have concluded the probability of a loss is remote.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously. As of September 30, 2017, we have not recorded an accrual for this matter as we have concluded that the probability of a loss is remote.

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

During the second fiscal quarter of the fiscal 2018, we repurchased $11.3 million of common stock, or 192,367 shares, under our share repurchase program. A summary of our repurchases of common stock during the three months ended September 30, 2017 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
July 2017	—	$—	—	$124,999,152
August 2017	192,367	$58.64	192,367	$113,739,737
September 2017	—	$—	—	$113,739,737
Three months ended September 30, 2017	192,367	$58.64	192,367
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

Commvault Systems, Inc.

Dated:	October 27, 2017	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	October 27, 2017	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	The Commvault Systems, Inc. Omnibus Incentive Plan (As Amended Through the First Amendment Thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 25, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document