Form 10-Q
period 2017-12-31
COMMVAULT SYSTEMS INC
filed 2018-01-25
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 22, 2018, there were 44,942,269 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2017	March 31, 2017 As adjusted - See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$314,494	$329,491
Short-term investments	130,993	120,693
Trade accounts receivable, net	146,750	140,084
Other current assets	24,181	15,791
Total current assets	616,418	606,059
Deferred tax assets, net	—	50,228
Property and equipment, net	129,632	132,319
Equity method investment	3,340	3,621
Deferred commissions cost	31,372	30,378
Other assets	8,512	7,273
Total assets	$789,274	$829,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193	$117
Accrued liabilities	79,179	78,701
Deferred revenue	227,532	209,099
Total current liabilities	306,904	287,917
Deferred revenue, less current portion	80,035	70,803
Deferred tax liabilities, net	2,504	—
Other liabilities	3,749	4,226
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2017 and March 31, 2017	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,785 shares and 44,816 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	447	447
Additional paid-in capital	756,531	694,477
Accumulated deficit	(354,264)	(215,677)
Accumulated other comprehensive loss	(6,632)	(12,315)
Total stockholders’ equity	396,082	466,932
Total liabilities and stockholders’ equity	$789,274	$829,878

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016 As Adjusted - See Note 2	2017	2016 As Adjusted - See Note 2
Revenues:
Software and products	$81,443	$78,655	$228,224	$212,473
Services	98,923	88,406	286,254	265,800
Total revenues	180,366	167,061	514,478	478,273
Cost of revenues:
Software and products	1,234	772	3,125	2,306
Services	23,723	20,394	66,760	61,512
Total cost of revenues	24,957	21,166	69,885	63,818
Gross margin	155,409	145,895	444,593	414,455
Operating expenses:
Sales and marketing	105,106	97,053	305,610	283,979
Research and development	23,981	21,227	69,451	60,676
General and administrative	20,387	21,610	67,858	62,862
Depreciation and amortization	2,457	2,163	7,212	6,382
Total operating expenses	151,931	142,053	450,131	413,899
Income (loss) from operations	3,478	3,842	(5,538)	556
Interest expense	(232)	(233)	(698)	(724)
Interest income	588	312	1,560	843
Equity in loss of affiliate	(158)	(300)	(281)	(544)
Income (loss) before income taxes	3,676	3,621	(4,957)	131
Income tax expense	62,621	1,662	55,282	836
Net income (loss)	$(58,945)	$1,959	$(60,239)	$(705)
Net income (loss) per common share:
Basic	$(1.30)	$0.04	$(1.33)	$(0.02)
Diluted	$(1.30)	$0.04	$(1.33)	$(0.02)
Weighted average common shares outstanding:
Basic	45,291	45,099	45,340	44,645
Diluted	45,291	47,115	45,340	44,645

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016 As Adjusted - See Note 2	2017	2016 As Adjusted - See Note 2
Net income (loss)	(58,945)	1,959	(60,239)	(705)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,063	(3,268)	5,683	(4,787)
Comprehensive loss	$(57,882)	$(1,309)	$(54,556)	$(5,492)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2017 - As Adjusted	44,816	$447	$694,477	$(215,677)	$(12,315)	$466,932
Cumulative Effect of Adoption of ASU 2016-09			435	(271)		164
Stock-based compensation			57,138			57,138
Share issuances related to stock-based compensation	1,660	17	17,696			17,713
Repurchase of common stock	(1,691)	(17)	(13,215)	(78,077)		(91,309)
Net loss				(60,239)		(60,239)
Other comprehensive income					5,683	5,683
Balance as of December 31, 2017	44,785	$447	$756,531	$(354,264)	$(6,632)	$396,082
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2017	2016 As Adjusted - See Note 2
Cash flows from operating activities
Net loss	$(60,239)	$(705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,446	7,573
Noncash stock-based compensation	57,138	55,153
Excess tax benefits from stock-based compensation	—	(4,776)
Deferred income taxes	53,682	(7,398)
Equity in loss of affiliate	281	544
Amortization of deferred commissions cost	12,314	11,784
Changes in operating assets and liabilities:
Trade accounts receivable	(4,591)	(6,651)
Other current assets and Other assets	(7,101)	1,060
Deferred commissions cost	(12,262)	(12,563)
Accounts payable	71	(159)
Accrued liabilities	(3,652)	10,858
Deferred revenue	17,963	16,282
Other liabilities	(1,222)	52
Net cash provided by operating activities	60,828	71,054
Cash flows from investing activities
Purchase of short-term investments	(110,181)	(93,911)
Proceeds from maturity of short-term investments	99,881	72,236
Purchase of property and equipment	(5,297)	(4,485)
Net cash used in investing activities	(15,597)	(26,160)
Cash flows from financing activities
Repurchase of common stock	(91,309)	(24,997)
Proceeds from stock-based compensation plans	17,713	14,271
Excess tax benefits from stock-based compensation (see Note 2)	—	4,776
Net cash used in financing activities	(73,596)	(5,950)
Effects of exchange rate — changes in cash	13,368	(10,639)
Net increase (decrease) in cash and cash equivalents	(14,997)	28,305
Cash and cash equivalents at beginning of period	329,491	288,107
Cash and cash equivalents at end of period	$314,494	$316,412

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)
1.    Basis of Presentation

Commvault Systems, Inc. and its subsidiaries (“Commvault” or the “Company”) is a provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, NAS shares, cloud-based infrastructures, and mobile devices; management through a single console; multiple protection methods including backup and archive, snapshot management, replication, and content indexing for eDiscovery; efficient storage management using deduplication for disk, tape and cloud; integration with the industry's top storage arrays; complete virtual infrastructure management supporting multiple hypervisors; security capabilities to limit access to critical data; policy based data management; and an end-user experience that allows them to protect, find and recover their own data using common tools such as web browsers, Microsoft Outlook and File Explorer. In fiscal 2018 the Company also started selling appliances that integrate the Company's software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. The Company also provides its customers with a broad range of professional and customer support services.
The consolidated financial statements as of December 31, 2017 and for the three and nine months ended December 31, 2017 and 2016 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2017. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year. The Company has early adopted the new revenue standard as of April 1, 2017 using the full retrospective method which required each prior reporting period presented to be adjusted beginning with this issuance of the Company’s financial statements.
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
2.    Summary of Significant Accounting Policies
During fiscal 2018 the Company adopted new accounting guidance related to revenue recognition and accounting for share-based compensation which is described below. There have been no other significant changes in the Company’s accounting policies during the nine months ended December 31, 2017 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2017.

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

	Three Months Ended December 31, 2016
	Unaudited
	As Reported	Adjustments	Adjusted for Adoption of ASC 606
Revenues:
Software and products	$77,322	$1,333	$78,655
Services	88,519	(113)	88,406
Total revenues	165,841	1,220	167,061
Total cost of revenues	21,166	—	21,166
Gross margin	144,675	1,220	145,895
Total operating expenses	143,433	(1,380)	142,053
Income from operations	1,242	2,600	3,842
Interest expense	(233)	—	(233)
Interest income	312	—	312
Equity in loss of affiliate	(300)	—	(300)
Income before income taxes	1,021	2,600	3,621
Income tax expense	1,063	599	1,662
Net income (loss)	$(42)	$2,001	$1,959

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Nine Months Ended December 31, 2016
	Unaudited
	As Reported	Adjustments	Adjusted for Adoption of ASC 606
Revenues:
Software and products	$211,716	$757	$212,473
Services	265,871	(71)	265,800
Total revenues	477,587	686	478,273
Total cost of revenues	63,818	—	63,818
Gross margin	413,769	686	414,455
Total operating expenses	415,832	(1,933)	413,899
Income (loss) from operations	(2,063)	2,619	556
Interest expense	(724)	—	(724)
Interest income	843	—	843
Equity in loss of affiliate	(544)	—	(544)
Income (loss) before income taxes	(2,488)	2,619	131
Income tax expense	160	676	836
Net income (loss)	$(2,648)	$1,943	$(705)

	March 31, 2017
	Unaudited Balance Sheet Data
	As Reported	Adjustments	Adjusted for Adoption of ASC 606
Current assets:
Trade accounts receivable	$132,761	$7,323	$140,084
Total current assets	$598,736	$7,323	$606,059
Deferred tax assets, net	$61,018	$(10,790)	$50,228
Deferred commissions	$—	$30,378	$30,378
Total assets	$802,967	$26,911	$829,878
Current Liabilities:
Deferred revenue	$206,777	$2,322	$209,099
Total current liabilities	$285,595	$2,322	$287,917
Other liabilities	$3,934	$292	$4,226
Accumulated deficit	$(239,974)	$24,297	$(215,677)
Total stockholders’ equity	$442,635	$24,297	$466,932
Total liabilities and stockholders’ equity	$802,967	$26,911	$829,878

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of income when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. In the nine months ended December 31, 2017, the Company recognized $7,884 of such excess tax benefits, and, pursuant to the adopted guidance, net loss decreased by $7,884, or $0.17 per basic and diluted share. Amounts previously recorded to Additional paid-in capital related to excess tax benefits prior to April 1, 2017 remain in Stockholders' equity. Cash flows related to excess taxes prior to April 1, 2017 remain classified as financing cash flows. In addition, the standard allows the Company to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and provides an accounting policy election to account for forfeitures as they occur. The Company has elected to account for forfeitures as they occur. The cumulative impact of the election to account for forfeitures as they are incurred is included as an adjustment to accumulated deficit.
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
Sales commissions and related payroll taxes earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s typical contracts include performance obligations related to software licenses, software updates, customer support and other professional services. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. The Company does not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. The Company currently estimates a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software or appliance sold as part of the transaction. The costs related to professional services are amortized within one quarter following the date of the related software or appliance sale, which is typically the period the related professional services are provided and revenue is recognized. Amortization expense related to these costs is included in Sales and marketing expenses in the accompanying condensed consolidated statements of loss.
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
Related Party Transactions
During the first quarter of fiscal 2018, one of our Directors, Joseph F. Eazor, was hired as the CEO of Rackspace, Inc ("Rackspace").  Prior to his appointment as CEO, the Company completed the sale of $4,212 of software and related services to Rackspace.  Total recognized revenue related to Rackspace in the first nine months of fiscal 2018 was $4,950.  The outstanding accounts receivable from this customer as of December 31, 2017 is $1,910.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 37% of total revenues for the nine months ended December 31, 2017 and 2016. Arrow accounted for approximately 40% of total accounts receivable as of both December 31, 2017 and March 31, 2017.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at December 31, 2017 and March 31, 2017:

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,672	—	—	$41,672
Short-term investments	$—	131,457	—	$131,457

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$70,190	—	—	$70,190
Short-term investments	$—	120,989	—	$120,989

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). The provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including the level of pre-tax earnings, income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. The Company uses significant judgment and estimates in evaluating tax positions. The effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.

Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when, in the Company's judgment, it is more likely than not that deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company weighs the available positive and negative evidence, including historical levels of pre-tax income, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.

3.    Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on April 1, 2017, using the full retrospective method.
The Company derives revenues from two primary sources: software and products, and services. Software and products revenue includes the Company's software and integrated appliances that combine the Company's software with hardware. Services include customer support (software updates and technical support), consulting, assessment and design services, installation services and customer education. A typical contract includes both licenses and services.
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
In fiscal 2018, the Company also started selling appliances that integrate the Company's software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Revenue related to appliances is recognized when control of the appliances passes to the customer; typically upon delivery. Revenue to date related to appliances has not been significant.

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

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software and appliances are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software and Products Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Appliances	When control of the appliances passes to the customer; typically upon delivery	Within 90 days of delivery except for certain subscriptions which are paid for over time	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Professional Services
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). The Company operates in one segment.

	Three Months Ended December 31, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$40,783	$29,472	$11,188	$81,443
Customer Support Revenue	59,225	19,478	9,151	87,854
Professional Services	6,287	2,944	1,838	11,069
Total Revenue	$106,295	$51,894	$22,177	$180,366

	Three Months Ended December 31, 2016
	Americas	EMEA	APAC	Total
Software and Products Revenue	$41,804	$26,228	$10,623	$78,655
Customer Support Revenue	54,738	16,323	8,079	79,140
Professional Services	5,385	2,574	1,307	9,266
Total Revenue	$101,927	$45,125	$20,009	$167,061

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Nine Months Ended December 31, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$121,498	$74,293	$32,433	$228,224
Customer Support Revenue	173,619	55,214	26,688	255,521
Professional Services	17,113	8,248	5,372	30,733
Total Revenue	$312,230	$137,755	$64,493	$514,478

	Nine Months Ended December 31, 2016
	Americas	EMEA	APAC	Total
Software and Products Revenue	$121,527	$61,014	$29,932	$212,473
Customer Support Revenue	162,223	49,385	24,237	235,845
Professional Services	17,770	8,143	4,042	29,955
Total Revenue	$301,520	$118,542	$58,211	$478,273

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts.

In some arrangements the Company allows customers to pay for term based software licenses and products over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the consolidated balance sheet. Long term unbilled receivables are included in Other assets. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2017	$132,711	$7,373	$—	$209,099	$70,803
Increase/(decrease), net	8,750	(2,084)	1,419	18,433	9,232
Ending Balance as of December 31, 2017	$141,461	$5,289	$1,419	$227,532	$80,035

The increase in accounts receivable is primarily a result of an increase in software and products revenue relative to the fourth quarter of the prior year. The increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software and products revenue transactions and customer support renewals during the first nine months of fiscal 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $86,756 and $248,352 for the three and nine months ended December 31, 2017, respectively. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of December 31, 2017, approximately $18,658 of revenue may be recognized from remaining performance obligations, of which $736 was related to software and products. The Company expects the software and products revenue to be recognized next quarter. The majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Property and Equipment
Property and equipment consist of the following:

	December 31,	March 31,
	2017	2017
Land	$9,445	$9,445
Buildings	103,244	103,244
Computers, servers and other equipment	38,412	35,274
Furniture and fixtures	15,656	14,912
Leasehold improvements	9,254	7,040
Purchased software	1,494	1,335
Construction in process	749	1,147
	178,254	172,397
Less: Accumulated depreciation and amortization	(48,622)	(40,078)
	$129,632	$132,319
The Company recorded depreciation and amortization expense of $8,257 and $7,384 for the nine months ended December 31, 2017 and 2016, respectively.
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
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 7,247 and 1,879 for the three months ended December 31, 2017 and 2016 and 7,398 and 8,346 for the nine months ended December 31, 2017 and 2016, respectively, because the effect would have been anti-dilutive.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit is purportedly brought on behalf of purchasers of the Company's common stock during the period from May 7, 2013 through April 24, 2014, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Thereafter, discovery commenced. On October 2, 2017, the parties entered into an agreement in principle to settle the action for $12,500. The parties signed a stipulation of settlement on November 30, 2017. The settlement remains subject to court approval. The Company has not recorded an accrual for this matter as the settlement amount is to be funded solely by the Company’s insurers. There can be no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.  However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter if the litigation continues.

                On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against the Company (nominally), certain of its executive officers and certain members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB). The plaintiff filed an amended complaint on July 14, 2017. The amended complaint largely repeats the allegations made in the securities litigation also pending in the United States District Court for the District of New Jersey (In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), claiming that the defendant officers and directors breached their fiduciary duties to the Company by causing, or allowing, the Company to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that certain executive officers engaged in unlawful insider trading in 2013 and/or 2014 based on their knowledge of the information that was supposedly concealed. The allegations asserted in the shareholder derivative action purport to cover a period from 2013 through the present.  As a derivative action, the complaint does not seek damages from the Company, but rather seeks to recover from the defendant officers and directors on behalf of the Company compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  On August 29, 2017, all of the defendants, including the Company, filed a motion to dismiss the derivative action, and a hearing took place on December 18, 2017. On November 30, 2017, a virtually identical shareholder derivative complaint was filed in state court in New Jersey entitled Lee v. Hammer, et al., Civ. 201-17 (N.J. Super. Ct.). The Lee case has been voluntarily stayed by agreement of the parties pending a ruling on the motion to dismiss in the Murashko complaint. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters.  The Company is unable at this time to determine whether the outcome of the litigations will have a material impact on its results of operations, financial condition or cash flows.  As of December 31, 2017, the Company has not recorded an accrual for these matters.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  The Company responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. The Company intends to defend itself vigorously. As of December 31, 2017, the Company has not recorded an accrual for this matter.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Revolving Credit Facility
On June 30, 2014, the Company entered into a five-year $250,000 revolving credit facility (the “Credit Facility”). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits the Company's ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage. As of December 31, 2017, there were no borrowings under the Credit Facility and the Company was in compliance with all covenants.
The Company has deferred the expense related to debt issuance costs, which are classified as Other assets, and will amortize the costs into Interest expense over the term of the Credit Facility. Unamortized amounts at December 31, 2017 were $379. The amortization of debt issuance costs was $63 and $189 in the three and nine months ended December 31, 2017 and 2016.
8.    Capitalization
During the nine months ended December 31, 2017, the company repurchased $91,309 of common stock (1,691 shares).

Subsequent Event
On January 17, 2018, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2019 and authorized a $100,000 increase to the existing share repurchase program so that $133,749 is now available.
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
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the three and nine months ended December 31, 2017 and 2016. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of services revenue	$846	$1,060	$2,348	$2,895
Sales and marketing	9,464	9,100	27,888	25,061
Research and development	2,170	1,924	6,310	5,372
General and administrative	5,273	7,026	20,592	21,825
Stock-based compensation expense	$17,753	$19,110	$57,138	$55,153
As of December 31, 2017, there was approximately $103,468 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.21 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeitured, stock-based compensation will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the nine months ended December 31, 2017 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2017	5,300	$44.74
Options granted	—	—
Options exercised	(442)	29.27
Options forfeited	(20)	43.40
Options expired	(25)	68.85
Outstanding as of December 31, 2017	4,813	$46.04	4.13	$66,006
Exercisable as of December 31, 2017	4,554	$46.09	3.97	$64,086
The total intrinsic value of options exercised was $1,194 and $12,819 for the three and nine months ended December 31, 2017 and $2,101 and $6,540 for the three and nine months ended December 31, 2016. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2017 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2017	2,396	$45.53
Awarded	1,191	59.91
Vested	(1,108)	58.32
Forfeited	(90)	46.69
Non-vested as of December 31, 2017	2,389	$51.24
The weighted average fair value of restricted stock units awarded was $59.84 and $59.91 per unit during the three and nine months ended December 31, 2017, and $53.16 and $50.55 per unit during the three and nine months ended December 31, 2016. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the nine months ended December 31, 2017, the Company granted 107 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2017 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (214 shares) based on actual fiscal 2018 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the nine months ended December 31, 2017, the Company granted 88 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (176 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2017 was $78.28. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. As of December 31, 2017, 2,290 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan was $722 and $2,097 for the three and nine months ended December 31, 2017 and $632 and $1,966 for the three and nine months ended December 31, 2016.
10.    Income Taxes
Income tax expense was $55,282 in the nine months ended December 31, 2017 compared to an expense of $836 in the nine months ended December 31, 2016. The increase in income tax expense was primarily the result of the combined impact of the lower U.S. corporate income tax rate on net deferred tax assets and recording a full valuation allowance against the remaining value of net deferred tax assets.
Impact of U.S. Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $24,300 reduction of the value of the Company's net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has not made sufficient progress on the transition tax analysis to reasonably estimate the effects, and therefore, has not recorded provisional amounts. However, based on analysis to date the one-time transition tax is not expected to be material. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the third quarter of fiscal 2018, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company currently estimates that as of March 31, 2018 both the consolidated entity and its U.S. entity will have generated a cumulative three year pre-tax loss. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero.

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
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. In fiscal 2018, we also started selling appliances that integrate the our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of December 31, 2017, we had licensed our software applications to over 26,000 registered customers.

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

In recent years, the majority of our software and products have been sold on a capacity basis and we expect this to remain true in the near future. During the nine months ended December 31, 2017, approximately 67% of software and product revenue was sold on a capacity basis. This compares to approximately 69% of software and products revenue was sold on a capacity basis during fiscal 2017. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various functionalities discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.

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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and products. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 44% of our total revenues for the nine months ended December 31, 2017 and 2016.
In recent fiscal periods, we have generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented approximately 59% and 55% of our total software and products revenue in the nine months ended December 31, 2017 and 2016, respectively.
Software and products revenue generated through indirect distribution channels was 88% of total software and products revenue in the nine months ended December 31, 2017 and in the nine months ended December 31, 2016. Software and products revenue generated through direct distribution channels was approximately 12% of total software and products revenue in the nine months ended December 31, 2017 and in the nine months ended December 31, 2016. The dollar value of software and products revenue generated through indirect distribution channels increased approximately $12.0 million, or 6%, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. The dollar value of software and products revenue generated through direct distribution channels increased approximately $3.7 million, or 15%, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Data Systems ("HDS") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including HDS, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for approximately 14% of our total revenues for the nine months ended December 31, 2017 and 15% of our total revenues for the nine months ended December 31, 2016.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Tech Data Corporation (formerly Avnet Technology) ("Tech Data"). Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 37% of our total revenues through Arrow in both the nine months ended December 31, 2017 and 2016. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 56% of our total revenues for both the nine months ended December 31, 2017 and 2016. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.

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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 46% of our total revenue for the nine months ended December 31, 2017 and 43% of our total revenue for the nine months ended December 31, 2016. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2016 our software and products revenue would have been lower by $3.3 million, our services revenue would have been lower by $2.3 million, our cost of sales would have been lower by $0.6 million and our operating expenses would have been lower by $3.0 million from non-U.S. operations for the three months ended December 31, 2017. Using the average foreign currency exchange rates from the nine months ended December 31, 2016 our software and products revenue would have been lower by $3.5 million, our services revenue would have been lower by $2.3 million, our cost of sales would have been lower by $0.9 million and our operating expenses would have been lower by $1.5 million from non-U.S. operations for the nine months ended December 31, 2017.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction losses of $0.2 million and less than $0.1 million in the three and nine months ended December 31, 2017, respectively. We recognized a net foreign currency transaction loss of less than $0.1 million and gain of $0.4 million in the three and nine months ended December 31, 2016, respectively.
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
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software and products revenue) and which portions must be deferred and recognized in future periods (generally services revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the credit-worthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.
We derive revenue from two primary sources: software and products, and services. Services include customer support (software updates and technical support), consulting, assessment and design services, installation services and customer education. A typical contract includes both licenses and services.
Our software licenses typically provide for a perpetual right to use our software. We also sell term-based software licenses that expire, which are referred to as subscription arrangements. We do not customize its software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software license is functional intellectual property that is distinct as the user can benefit from the software on its own. Software and product revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.
In fiscal 2018, we also started selling appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Revenue related to appliances is recognized when control of the appliances passes to the customer; typically upon delivery. Revenue to date related to appliances has not been significant.

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

Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software and products are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis.

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software and Products Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Appliances	When control of the appliances passes to the customer; typically upon delivery	Within 90 days of delivery except for certain subscriptions which are paid for over time	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Professional Services
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
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

There have been no other significant changes in our critical accounting policies during the nine months ended December 31, 2017 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2017. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2017 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
Three months ended December 31, 2017 compared to three months ended December 31, 2016
Revenues
Total revenues increased $13.3 million, or 8%, from $167.1 million in the three months ended December 31, 2016 to $180.4 million in the three months ended December 31, 2017.
Software and Products Revenue. Software and products revenue increased $2.8 million, or 4%, from $78.7 million in the three months ended December 31, 2016 to $81.4 million in the three months ended December 31, 2017. Software and products revenue represented 45% of our total revenues in the three months ended December 31, 2017 compared to 47% of total revenues in the three months ended December 31, 2016.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 50%, 36% and 14% of total software and products revenue, respectively, for the three months ended December 31, 2017. The year over year growth of software and products revenue in EMEA and APAC was 12% and, 5%, respectively, which was partially offset by a 2% decline in the Americas.

▪	Americas enterprise transaction revenue decreased by 7% as a result of a decrease in the number of transactions which was partially offset by an increase in non-enterprise revenue.

▪
EMEA software and products revenue increased primarily due to a 35% increase in enterprise transaction revenue. The increase in enterprise transaction revenue was primarily the result of an increase in the number enterprise revenue transactions.

Year over year software and products revenue growth in EMEA was positively impacted by changes in foreign exchange rates as the U.S. dollar weakened against the Euro and British pound sterling. Using average foreign exchange rates from the third quarter of fiscal 2017, third quarter fiscal 2018 EMEA software and products revenue would have increased 3% compared to an actual increase of 12%.

▪	The increase in APAC software and products revenue was primarily the result of an increase in non-enterprise revenue.

▪
Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented approximately 57% of our software and products revenue in the three months ended December 31, 2017 and approximately 56% of our software and products revenue in the three months ended December 31, 2016. Enterprise transactions increased by $1.8 million, or 4%, in the three months ended December 31, 2017 compared to the three months ended December 31, 2016. This increase was driven by a 3% increase in the average dollar amount of enterprise transactions. The average dollar amount of such transactions was approximately $268,000 in the three months ended December 31, 2017 and approximately $261,000 in the three months ended December 31, 2016.

Services Revenue. Services revenue increased $10.5 million, or 12%, from $88.4 million in the three months ended December 31, 2016 to $98.9 million in the three months ended December 31, 2017. Services revenue represented 55% of our total revenues in the three months ended December 31, 2017 and 53% in the three months ended December 31, 2016. The increase in services revenue is due to a $8.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base and includes a $2.3 million increase due to the result of a weakening of the US dollar versus foreign currencies.
Cost of Revenues. Total cost of revenues increased $3.8 million, or 18%, from $21.2 million in the three months ended December 31, 2016 to $25.0 million in the three months ended December 31, 2017. Total cost of revenues represented 14% of our total revenues in the three months ended December 31, 2017 and 13% in the three months ended December 31, 2016. An increase in the percentage of total revenues represented by software revenue has the impact of improving our overall gross margins. The costs of sales related to our appliances are recorded in the cost of software and products revenue.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $8.1 million, or 8%, from $97.1 million in the three months ended December 31, 2016 to $105.1 million in the three months ended December 31, 2017. The increase is due to a $5.5 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year, a $0.4 million increase in stock-based compensation and a $0.9 million increase in marketing expenses. Sales and marketing expenses as a percentage of total revenues was 58% in both the three months ended December 31, 2017 and 2016.
Research and Development. Research and development expenses increased $2.8 million, or 13%, from $21.2 million in the three months ended December 31, 2016 to $24.0 million in the three months ended December 31, 2017. The increase is primarily due to an increase in salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 13% in both the three months ended December 31, 2017 and 2016. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses decreased $1.2 million, or 6%, from $21.6 million in the three months ended December 31, 2016 to $20.4 million in the three months ended December 31, 2017. The decrease is the result of a decrease in stock-based compensation. General and administrative expenses in the three months ended December 31, 2017 includes $0.2 million of net foreign currency transaction losses. General and administrative expenses as a percentage of total revenues was 11% in the three months ended December 31, 2017 and 13% in the three months ended December 31, 2016.
Depreciation and Amortization. Depreciation expense increased by $0.3 million from $2.2 million in the three months ended December 31, 2016 to $2.5 million in the three months ended December 31, 2017.
Income Tax Expense
Income tax expense was $62.6 million in the three months ended December 31, 2017 compared to an expense of $1.7 million in the three months ended December 31, 2016. The increase in income tax expense was primarily the result of the combined impact of the lower U.S. corporate income tax rate on net deferred tax assets and recording a full valuation allowance against the remaining value of net deferred tax assets.
Impact of U.S. Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $24.3 million reduction of the value of net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. We have not made sufficient progress on the transition tax analysis to reasonably estimate the effects, and therefore, have not recorded provisional amounts. However, based on analysis to date the one-time transition tax is not expected to be material. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the third quarter of fiscal 2018, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. The Company currently estimates that as of March 31, 2018 both the consolidated entity and its U.S. entity will have generated a cumulative three year pre-tax loss. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero.
Nine months ended December 31, 2017 compared to nine months ended December 31, 2016
Revenues
Total revenues increased $36.2 million, or 8%, from $478.3 million in the nine months ended December 31, 2016 to $514.5 million in the nine months ended December 31, 2017.
Software and Products Revenue. Software and products revenue increased $15.8 million, or 7%, from $212.5 million in the nine months ended December 31, 2016 to $228.2 million in the nine months ended December 31, 2017. Software and products revenue represented 44% of our total revenues in both the nine months ended December 31, 2017 and 2016.
Americas, EMEA and APAC represented 53%, 33% and 14% of total software and products revenue, respectively, for the nine months ended December 31, 2017. The year-over-year change in software and products revenue in the Americas was flat, and growth in EMEA and APAC was 22% and 8%, respectively.

▪	Americas enterprise transaction revenue increased 3% due to an increase in the average dollar value of transactions but was offset by a decrease in non-enterprise transaction revenue.

▪
EMEA software and products revenue increased as a result of a significant increase in enterprise transaction revenue. The significant increase in enterprise transaction revenue was driven by an increase in both the average dollar value and volume of such transactions.

▪	The increase in APAC software and products revenue was the result of an increase in revenue from both enterprise and non-enterprise revenue transactions.

▪
Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented approximately 59% of our software and products revenue in the nine months ended December 31, 2017 and approximately 55% of our software and products revenue in the nine months ended December 31, 2016. Enterprise transaction revenue increased by $18.7 million, or 16%, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. This increase was driven by a 20% increase in the average dollar amount of such transactions partially offset by a 3% decline in the number of transactions. The average sales price was approximately $305,000 in the nine months ended December 31, 2017 and approximately $254,000 in the nine months ended December 31, 2016. Software and products revenue derived from transactions less than $0.1 million decreased $3.0 million, or 3%, in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016.
Services Revenue. Services revenue increased $20.5 million, or 8%, from $265.8 million in the nine months ended December 31, 2016 to $286.3 million in the nine months ended December 31, 2017. Services revenue represented 56% of our total revenues in both the nine months ended December 31, 2017 and 2016. The increase in services revenue is due to a $19.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues. Total cost of revenues increased $6.1 million, or 10%, from $63.8 million in the nine months ended December 31, 2016 to $69.9 million in the nine months ended December 31, 2017. The gross margin of our services revenue was 77% for both the nine months ended December 31, 2017 and 2016. Overall, our services revenue has lower gross margins than our software and products revenue. An increase in the percentage of total revenues represented by software revenue has the impact of improving our overall gross margins. The costs of sales related to our appliances are recorded in the cost of software and products revenue.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased $21.6 million, or 8%, from $284.0 million in the nine months ended December 31, 2016 to $305.6 million in the nine months ended December 31, 2017. The increase is primarily due to a $17.5 million increase in employee compensation and related expenses mainly attributable to the expansion of our sales force from the prior year and a $2.8 million increase in stock-based compensation. Sales and marketing expenses as a percentage of total revenues was 59% in both the nine months ended December 31, 2017 and 2016.
Research and Development. Research and development expenses increased $8.8 million, or 14%, from $60.7 million in the nine months ended December 31, 2016 to $69.5 million in the nine months ended December 31, 2017. The increase is due to salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 13% in both the nine months ended December 31, 2017 and 2016. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $5.0 million, or 8%, from $62.9 million in the nine months ended December 31, 2016 to $67.9 million in the nine months ended December 31, 2017. The increase is primarily the result of an increase in employee compensation and related expenses. Expenses in the nine months ended December 31, 2017 includes less than $0.1 million of net foreign currency transaction losses compared to $0.4 million of net foreign currency transaction gains in the nine months ended December 31, 2016. General and administrative expenses as a percentage of total revenues was 13% in both the nine months ended December 31, 2017 and 2016.
Depreciation and Amortization. Depreciation expense increased by $0.8 million from $6.4 million in the nine months ended December 31, 2016 to $7.2 million in the nine months ended December 31, 2017.
Income Tax Expense
Income tax expense was $55.3 million in the nine months ended December 31, 2017 compared to $0.8 million in the nine months ended December 31, 2016. The increase in income tax expense was primarily the result of the combined impact of the lower U.S. corporate income tax rate on deferred tax assets and recording a valuation allowance against the remaining value of net deferred tax assets.
Liquidity and Capital Resources
As of December 31, 2017, our cash and cash equivalents balance of $314.5 million primarily consisted of cash and money market funds. In addition, as of December 31, 2017 we have short-term investments invested in U.S. Treasury Bills totaling $131.0 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of December 31, 2017, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $184 million. These balances are dispersed across many international locations around the world. In the event we repatriated funds from outside of the United States, such repatriation could be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes. As a result of recent corporate tax reform in the United States, we are obligated to pay a one time income tax on the cumulative total of any foreign earnings which have not been repatriated. We currently estimate this one time tax will be immaterial. Prospectively, we believe that as a result of this tax reform, we will likely be able to repatriate foreign earnings without paying U.S. income tax. However, we will remain subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.

We have a five-year $250 million revolving credit facility (the “Credit Facility”) that expires in June 2019. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2017, there were no borrowings under the Credit Facility and we believe we are in compliance with all covenants.
During the nine months ended December 31, 2017, we repurchased $91.3 million of common stock shares under our share repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. On January 17, 2018, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2019 and authorized a $100.0 million increase to the existing share repurchase program so that $133.7 million is now available.
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
Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$60,828	$71,054
Net cash used in investing activities	(15,597)	(26,160)
Net cash used in financing activities	(73,596)	(5,950)
Effects of exchange rate-changes in cash	13,368	(10,639)
Net increase (decrease) in cash and cash equivalents	$(14,997)	$28,305
Net cash provided by operating activities was $60.8 million in the nine months ended December 31, 2017 and $71.1 million in the nine months ended December 31, 2016. In the nine months ended December 31, 2017, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, and an increase in deferred revenue. These amounts were partially offset by a decrease in accrued liabilities and increases in both accounts receivable and other current assets. Cash flow from operations in the nine month period ended December 31, 2017 also includes $7.9 of excess tax benefits for exercised stock options and vested restricted stock units. In prior periods excess tax benefits were classified as financing activities. In the nine months ended December 31, 2016, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, and an increase in deferred revenue and accrued expenses.
Net cash used in investing activities was $15.6 million for the nine months ended December 31, 2017 and $26.2 million in the nine months ended December 31, 2016. In the nine months ended December 31, 2017, cash used in investing activities was related to $10.3 million in net purchases of U.S. Treasury Bills and $5.3 million of capital expenditures. In the nine months ended December 31, 2016, cash used in investing activities was related to $21.7 million in net purchases of U.S. Treasury Bills and $4.5 million of capital expenditures.

Net cash used in financing activities was $73.6 million in the nine months ended December 31, 2017 and $6.0 million in the nine months ended December 31, 2016. The cash used in financing activities in the nine months ended December 31, 2017 was the result of $91.3 million of repurchases of common shares partially offset by $17.7 million of proceeds from the exercise of stock options and our employee stock purchase program. The cash used in financing activities in the nine months ended December 31, 2016 was due to $25.0 million of common stock repurchases, partially offset by $14.3 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan as well as $4.8 million of excess tax benefits recognized as a result of the stock option exercises and restricted stock vesting. As a result of the adoption of new accounting guidance, excess tax benefits are now included in cash from operating activities.
Working capital decreased $8.6 million from $318.1 million as of March 31, 2017 to $309.5 million as of December 31, 2017. The net decrease in working capital is due primarily to our use of cash to repurchase common shares offset by cash flow from operations and proceeds from the exercise of stock options and purchases under the employee stock purchase plan . We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, including borrowing under our revolving credit facility, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of December 31, 2017, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of December 31, 2017, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 46% of our sales were outside the United States for the nine months ended December 31, 2017. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Income (Loss). We recognized a net foreign currency transaction loss of $0.2 million and less than $0.1 million in the three and nine months ended December 31, 2017. We recognized net foreign currency transaction loss of less than $0.1 million and gain of $0.4 million in the three and nine months ended December 31, 2016. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. Gains and losses from these contracts are recorded in general and administrative expenses. As of December 31, 2017 and March 31, 2017, we did not have any forward contracts outstanding. We recorded net realized loss of $0.2 million and gains of less than $0.1 million related to the settlement of forward exchange contracts in the three and nine months ended December 31, 2017. We recorded net realized gains and losses of less than $0.1 million related to the settlement of forward exchange contracts in the three and nine months ended December 31, 2016. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, our Chief Executive Officer and our Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit is purportedly brought on behalf of purchasers of our common stock during the period from May 7, 2013 through April 24, 2014, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Thereafter, discovery commenced. On October 2, 2017, the parties entered into an agreement in principle to settle the action for $12.5 million. The parties signed a stipulation of settlement on November 30, 2017. We have not recorded an accrual for this matter as the settlement amount is to be funded solely by our insurers. The settlement is subject to final documentation and court approval. There can be no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation continues, we believe that we have meritorious defenses and intend to defend the case vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter if the litigation continues.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against the Company (nominally), certain of its executive officers and certain members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB). The plaintiff filed an amended complaint on July 14, 2017. The amended complaint largely repeats the allegations made in the securities litigation also pending in the United States District Court for the District of New Jersey (In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), claiming that the defendant officers and directors breached their fiduciary duties to the Company by causing, or allowing, the Company to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that certain executive officers engaged in unlawful insider trading in 2013 and/or 2014 based on their knowledge of the information that was supposedly concealed. The allegations asserted in the shareholder derivative action purport to cover a period from 2013 through the present.  As a derivative action, the complaint does not seek damages from the Company, but rather seeks to recover from the defendant officers and directors on behalf of the Company compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  On August 29, 2017, all of the defendants, including the Company, filed a motion to dismiss the derivative action, and a hearing took place on December 18, 2017. On November 30, 2017, a virtually identical shareholder derivative complaint was filed in state court in New Jersey entitled Lee v. Hammer, et al., Civ. 201-17 (N.J. Super. Ct.). The Lee case has been voluntarily stayed by agreement of the parties pending a ruling on the motion to dismiss in the Murashko complaint. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters.  We are unable at this time to determine whether the outcome of the litigations will have a material impact on our results of operations, financial condition or cash flows.  As of December 31, 2017, we have not recorded an accrual for these matters.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously. As of December 31, 2017, we have not recorded an accrual for this matter.

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

During the third fiscal quarter of the fiscal 2018, we repurchased $80.1 million of common stock, or 1,498,966 shares, under our share repurchase program. A summary of our repurchases of common stock during the three months ended December 31, 2017 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
October 2017	321,600	$51.81	321,600	$97,090,726
November 2017	1,177,366	$53.84	1,177,366	$33,749,434
December 2017	—	$—	—	$33,749,434	*
Three months ended December 31, 2017	1,498,966	$53.40	1,498,966

*On January 17, 2018, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2019 and authorized a $100.0 million increase to the existing share repurchase program so that $133.7 million is now available.

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

Commvault Systems, Inc.

Dated:	January 25, 2018	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	January 25, 2018	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document