Form 10-K
period 2018-03-31
COMMVAULT SYSTEMS INC
filed 2018-05-03
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of September 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $2.6 billion.
As of May 1, 2018, there were 45,482,346 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2018. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2018

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
Company Overview
Commvault is a leading provider of data protection and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated protection data and information management solution, built from the ground up on a single platform and unified code base. All software functionality shares the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.
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
Commvault software enables customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices, and through sharing and better utilization of storage resources across the enterprise. We can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.
In fiscal 2018, we started selling appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. These appliances, based on Commvault’s innovative HyperScale software architecture are targeted for ease of procurement, installation, and operation for mid market and small enterprise customers. The same HyperScale software architecture is extensible to multiple petabytes when deployed in Commvault’s Reference Design Program and integrated with our Alliance partners’ x86 server architecture.

We have established a worldwide, multi-channel distribution network to sell our software and products, and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. As of March 31, 2018, we had licensed our data and information management software to over 26,000 registered customers.
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
    Ensuring the security, availability and integrity of the data has become a critical task as regulatory compliance and corporate governance objectives affecting many organizations mandate the creation of multiple copies of data with longer and more complex retention requirements. Government regulations, such as those issued under the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act (HIPAA), Government Paper Elimination Act (GPEA), Homeland Security, the Patriot Act, Freedom of Information Act (FOIA), the Basel Committee on Banking Supervision ("The Basel Accords"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, GDPR, as well as company policies requiring data access, protection and preservation, are expanding the proportion of data that must be archived and easily accessible for future use.
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

Our Software and Products
Historically, the vast majority of our software licenses provided for a perpetual right to use our software and are sold on a per terabyte capacity basis, per-copy, as site licenses or as a solution set. In recent years, most of our software and products revenue has been sold on a capacity basis. Software licenses sold on a capacity basis provide the customer with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our software via a capacity license, certain of the various functionalities discussed below are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.
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
Prior to fiscal 2018, an insignificant amount of our revenue was sold under subscription, or term based, license arrangements. Any of our licensing models (capacity, solution set, etc.) can be sold via a subscription arrangement.  In these arrangements the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is recognized when the software is delivered. In fiscal 2018, we started to introduce more subscription arrangements into the market. We expect revenue from these types of arrangements as a percentage of our total revenue to increase in the next few years. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.

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
Data Protection, Backup and Recovery
Our Data Protection, Backup and Recovery software solutions provide enterprise-level backup and recovery from a single, centralized management console. It covers the full range of data sources, file types, storage media and backup modes - from snapshots to streaming. Our integrated, automated data protection approach provides a single, complete view of all stored data no matter if it is on premises or in the cloud. Our software solution allows for the backup of databases, files, applications, endpoints and virtual machines (VMs) with maximum efficiency according to data type and recovery profile. It also helps to optimize storage with deduplication, recover data rapidly and easily and leverage reports to continually improve backup and recovery processes.
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
Endpoint Data Protection
Our Endpoint Data Protection solution enables data created and stored on laptops and desktops to be accessible anytime with a self-service recovery portal accessible from any web browser or mobile device. Our solution covers endpoint data on laptops, desktops and other devices with source-side deduplication, opportunistic scheduling and bandwidth throttling. This solution is offered both on-premises (customer operated) and "as-a-service" (Commvault operated).
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
Snapshot Management
Our software solutions can simplify snapshot management with a single console for many hardware storage vendors. Our built-in reporting and alerting lets users perform more detailed utilization and capacity planning for hardware snapshots. With our Snapshot Management software solution, hardware snapshots can be managed across a wide selection of vendors such as DataCore, Dell-EMC, Fujitsu, HPE, Hitachi Vantara, Huawei, IBM, INFINIDAT, NetApp, Nimble Storage, Nutanix, Oracle ZFS and Pure Storage. Our underlying IntelliSnap™ technology provides the multi-vendor flexibility.
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
Commvault HyperScale™ Technology
Introduced in fiscal 2018, Commvault HyperScale™ Technology is a cloud-ready, on premises data management solution that transforms a significant portion of enterprise infrastructure to provide cloud-like simplicity, elasticity, resiliency, flexibility and scale for secondary use cases in a modern scale-out approach. The software includes active copy management, hardware snapshot integration, support for all enterprise applications and physical, virtual and cloud platforms and SLA based polices and plans. Software defined services running on general purpose server based nodes, eliminate the need for dedicated media servers and expensive controller based storage, with the potential for reducing infrastructure costs significantly. A sophisticated orchestration engine, programmable API and direct data access through standard interfaces allow enterprises to embed these data management services, seamlessly into a broader cloud framework. This modern approach to data protection is available in two form factors - an all-in-one, preconfigured appliance form factor, and as reference architecture software version to be configured with the customers’ hardware of choice.
Commvault HyperScale™ Software
Commvault HyperScale Software is a unique scale-out infrastructure based on customer hardware preferences, enabling organizations to choose hardware configuration sizes and models from leading technology companies, including these initial program participants: Fujitsu, Cisco, Lenovo, HPE, Super Micro Computer, Huawei and Dell-EMC. Through the consumption of Commvault HyperScale Software, customers receive tested configurations that provide validated designs complemented by best-practice configurations. This simplified approach helps enterprises match hardware configurations and capacity to their secondary storage needs, while accelerating return on investment, reducing complexity and adding greater customer value.

Commvault HyperScale™ Appliance
In fiscal 2018, we started selling appliances that integrate the Company's software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. For customers wanting an all-in-one solution from acquisition to deployment, Commvault has introduced Commvault HyperScale Appliance, a highly differentiated data infrastructure solution that tightly integrates compute, storage, networking, virtualization, backup and recovery, full lifecycle data management and analytics into a single platform across the data center and in the cloud. Built on Commvault's technology, it enables customers to significantly decrease complexity and cost while increasing both scalability and IT agility. Because this solution is pre-designed, built, sold and supported by Commvault, customers save time in hardware acquisition, installation and integration, daily management and patching and updating.
Scale Protect with Cisco UCS
Consistent with Commvault’s strategy to extend strategic alliances relationships to grow markets and expand selling opportunities, Commvault extended its partnership with Cisco, and together the two companies released a uniquely-branded offering of Commvault HyperScale Software, combined with leading data center technology from the Cisco UCS offering. Known as Scale Protect with Cisco UCS, the scale out solution with Commvault HyperScale Software is available on the Cisco price list, from Cisco sales personnel, and through the Cisco reseller channel.
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

Our technology consultants ensure that our customers' software environment is designed for optimal results and will continue to deliver over the long term. This same team of experts can install, configure, personalize and validate that environment so customers can achieve a better return on investment, faster and with more confidence.

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

•
Education Services.    We provide global onsite training, offsite training and self-paced online alternatives for our products. Packaged or customized customer training courses are available in instructor-led or computer-based formats. We offer in-depth training and certification for our resellers in pre- and post-sales support methodologies, including web access to customizable documentation and training materials. In addition, we offer a Commvault Certification Program that validates expertise and advanced knowledge in topics, including Commvault Core Fundamentals, Implementation and Maintenance. We also offer more advanced Specialist, Engineer and Master technologies certifications. We believe certified personnel can increase a company's productivity and reduce operating costs.

•
Remote Managed Services.    Commvault Remote Managed Services provides remote monitoring and management of the Commvault data management platform deployed on a customer's environment. Our engineers configure, maintain and optimize a customer's Commvault software environment remotely via a secure connection.

•
Commvault Software-as-a-Service. In fiscal 2018, we fully launched Commvault Endpoint Data Protection as a Service to simplify and streamline the backup and recovery of corporate data stored on laptops, desktops and other devices in one flexible, easy-to-use software as a service (SaaS) offering. Fully managed by Commvault in the cloud with 24/7 customer support, Commvault Endpoint Data Protection as a Service eliminates the need for in-house infrastructure installation and reduces application management resources. We anticipate expanding Commvault Software-as-a-Service to additional use cases in the future.

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
Technology Alliance Partners.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Atos, Cisco, Citrix, Fujitsu, Hewlett Packard Enterprise (HPE), Infinidat, Microsoft, Oracle, SAP, and VMware. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2018, we had more than 500 reseller partners and systems integrators that have distributed our software worldwide.
In order to broaden our market coverage, we work closely with our Global Original Equipment Manufacturer (OEM) Partners, investing significant time and resources to deliver unique, joint solutions incorporating Commvault software. These partners team with our technical, engineering, marketing and sales force on helping to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data and information management needs. Our alliance managers work directly with Global OEM Partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions. Our most significant OEM partner is Hitachi Vantara (Hitachi). Hitachi has no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 12% of our total revenues in fiscal 2018 and 15% of our total revenues for fiscal 2017.
Additionally, we have a non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (Arrow), a subsidiary of Arrow Electronics, Inc. Pursuant to these distribution agreements, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for approximately 36% of our total revenue in fiscal 2018 and fiscal 2017.
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
Customers
We sell Commvault software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2018, we had licensed our software applications to over 26,000 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
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
Sales and Marketing
We sell our data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2018, we had 944 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.
We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and for sales lead generation. Our marketing efforts include our annual customer conference (Commvault GO), active participation at trade shows, technical conferences and technology seminars; advertising; content development and distribution; public relations; social media; industry analyst relations; publication of technical and educational articles in industry journals; sales training; and preparation of competitive analyses. In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.

Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2018, we had 638 employees in our research and development group, of which 230 are located in our Hyderabad and Bangalore development centers in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $94.2 million on research and development activities in fiscal 2018, $83.5 million in fiscal 2017 and $69.3 million in fiscal 2016.
Competition
The data storage management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We currently compete with other providers of data and information management software as well as large and emerging storage hardware manufacturers that have developed or acquired their own data and information management software products. These manufacturers have the resources and capabilities to develop their own data and information management software applications, and many have been making acquisitions and broadening their efforts to include broader data and information management and storage products. These manufacturers and/or our other current and potential competitors may establish cooperative relationships among themselves or with third parties, creating new competitors or alliances. Large operating system and application vendors have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause some features of our software applications to become redundant.
Our primary competitors in the data and information management software applications market, each of which has one or more products that compete with a part of or our entire software suite, are Dell EMC, IBM, Veritas, Veeam, Rubrik and Cohesity.
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
As of March 31, 2018, we had 586 issued patents and 322 pending patent applications in the United States, as well as 71 issued patents in foreign countries and 26 pending foreign patent applications.  No single patent, copyright, trademark, license, or other intellectual property right is solely responsible for protecting our products or services. Moreover, we may lack adequate patent or other intellectual property protection for certain innovations that later turn out to be important to our business.  Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
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
We currently resell certain software from Microsoft, including Microsoft SQL Server, used in conjunction with our software applications pursuant to an independent software vendor royalty license and distribution agreement that we have and plan to continue renewing annually. We have also entered into and may enter into agreements with additional third parties, including RedHat, to license their technology for use with our software applications.
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
Employees
As of March 31, 2018, we had 2,839 employees worldwide, including 944 in sales and marketing, 638 in research and development, 974 in customer services and support and 283 in general and administration.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 1, 2018:

Name	Age	Position
N. Robert Hammer	76	Chairman, President and Chief Executive Officer
Alan G. Bunte	64	Executive Vice President, Chief Operating Officer
Brian Carolan	47	Vice President, Chief Financial Officer
Ron Miiller	51	Senior Vice President of Worldwide Sales
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
The data and information management software market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. Our primary competitors include Dell EMC, IBM, Veritas, Veeam, Rubrik and Cohesity.
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
In addition, we have a distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow. Pursuant to this distribution agreement, Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers buy from Arrow. Sales through our distribution agreement with Arrow accounted for approximately 36% of our total revenues for fiscal 2018 and fiscal 2017. If Arrow was to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future revenues.
Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 12% of our total revenues for fiscal 2018 and 15% of our total revenues for fiscal 2017.

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
Most of our maintenance agreements are for a one-year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers do not renew their annual maintenance and support agreements either at all, or on terms that are less favorable to us, our business and financial performance might be adversely impacted.
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

We have started selling a backup appliance which integrates our software with hardware. If we fail to accurately predict our manufacturing requirements and manage our supply chain we could incur additional costs or experience manufacturing delays that could harm our business.
We generally provide forecasts of our requirements to our supply chain partners on a rolling basis. If our forecast exceeds our actual requirements, a supply chain partner may assess additional charges or we may incur costs for excess inventory, each of which could negatively affect our gross margins. If our forecast is less than our actual requirements, the applicable supply chain partner may have insufficient time or components to produce or fulfill our product requirements, which could delay or interrupt manufacturing of our products or fulfillment of orders for our products, and result in delays in shipments, customer dissatisfaction, and deferral or loss of revenue. Further, we may be required to purchase sufficient inventory to satisfy our future needs in situations where a component or product is being discontinued. If we fail to accurately predict our requirements, we may be unable to fulfill those orders or we may be required to record charges for excess inventory. Any of the foregoing could adversely affect our business, financial condition or results of operations.
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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $94.2 million, or 13% of our total revenues in fiscal 2018, $83.5 million, or 13% of our total revenues in fiscal 2017 and $69.3 million, or 12% of our total revenues in fiscal 2016. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.

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
Our Omnibus Plan has approximately 1.6 million shares left available for grant until we will be required to ask our shareholders for additional shares. If our shareholders do not approve additional shares it could make it difficult to attract, retain and motivate our key personnel.
Our international sales and operations are subject to factors that could have an adverse effect on our results of operations.
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 46% of our revenues from outside the United States in fiscal 2018 and 44% for fiscal 2017. International revenue increased 15% in fiscal 2018 compared to fiscal 2017. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
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

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (Realtime), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously.
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

We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction. In assessing the need for a valuation allowance in fiscal 2018, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. As a result of this analysis, we determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero.

The 2017 Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities and as accounting treatment is clarified, we will perform additional analysis on the application of the law, and refine estimates in calculating the effect which may produce different results and will be reflected in the period the analysis is completed.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish a report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report’s assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and some of our judgments will be in areas that may be open to interpretation.

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
In addition, we have offices in the United States in California, Colorado, Illinois, Minnesota, New York, Texas, and Virginia; and outside the United States in Australia, Brazil, Canada, China, France, Germany, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Poland, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, United Arab Emirates, and United Kingdom.

Item 3.	Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Except as discussed below, we do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit is purportedly brought on behalf of purchasers of our common stock during the period from May 7, 2013 through April 24, 2014, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Thereafter, discovery commenced. On October 2, 2017, the parties entered into an agreement in principle to settle the action for $12.5 million. The parties signed a stipulation of settlement on November 30, 2017. The settlement remains subject to court approval; the court has scheduled a hearing for May 14, 2018 to consider whether to approve the settlement. The settlement amount has been funded solely by our insurers. There can be no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation against us continues, we believe that we have meritorious defenses and intends to defend the case vigorously.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter if the litigation continues.

On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against the Company (nominally), certain of its executive officers and certain members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB). The plaintiff filed an amended complaint on July 14, 2017. The amended complaint largely repeats the allegations made in the securities litigation also pending in the United States District Court for the District of New Jersey (In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), claiming that the defendant officers and directors breached their fiduciary duties to the Company by causing, or allowing, the Company to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that certain executive officers engaged in unlawful insider trading in 2013 and/or 2014 based on their knowledge of the information that was supposedly concealed. The allegations asserted in the shareholder derivative action purport to cover a period from 2013 through the present.  As a derivative action, the complaint does not seek damages from the Company, but rather seeks to recover from the defendant officers and directors on behalf of the Company compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  On August 29, 2017, all of the defendants, including the Company, filed a motion to dismiss the derivative action; that motion was granted on February 22, 2018. The court dismissed the complaint without prejudice for failure to make a demand on the Company’s Board of Directors or to plead facts showing that a demand would be futile. The plaintiff chose not to appeal the dismissal of his complaint. On November 30, 2017, a virtually identical shareholder derivative complaint was filed in state court in New Jersey entitled Lee v. Hammer, et al., Civ. 201-17 (N.J. Super. Ct.). On April 27, 2018, the parties agreed to dismiss the complaint without prejudice. While both derivative cases have been dismissed without prejudice, due to the inherent uncertainties of litigation, these cases or similar cases may be brought again in the future and we cannot accurately predict the ultimate outcome of these matters should they be re-filed.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (Realtime), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously.

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

	Common Stock
	2018		2017
	High	Low	High	Low
First Quarter	$58.50	$49.75	$47.25	$41.15
Second Quarter	$63.20	$55.30	$53.56	$42.41
Third Quarter	$62.65	$51.35	$57.20	$51.05
Fourth Quarter	$58.55	$49.75	$56.80	$48.50
On May 1, 2018, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $67.45 per share.
Stockholders
As of May 1, 2018, there were approximately 50 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2013 and March 31, 2018, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2013 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2013 was the closing sales price of $49.64 per share.
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

	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018
Commvault	100.0	79.2	53.3	52.7	62.0	69.8
NASDAQ Composite Index	100.0	128.5	150.0	149.0	180.9	216.2
NASDAQ Computer Index	100.0	131.1	156.7	165.8	208.3	262.5
Issuer Purchases of Equity Securities
During the three months ended March 31, 2018, we repurchased $20.9 million of common stock (0.4 million shares).

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total of Purchases	Approximate dollar value of shares that may yet be purchased under the program
January 2018				$133,749,434
February 2018	406,745	$51.41	$20,909,200	$112,840,234
March 2018	—	$—	—	$112,840,234
Three months ended March 31, 2018	406,745	$51.41	$20,909,200

Item 6.	Selected Financial Data
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

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software and products	$311,745	$290,668	$258,091	$283,254	$294,411
Services	387,648	354,337	335,676	324,289	291,929
Total revenues	699,393	645,005	593,767	607,543	586,340
Cost of revenues:
Software and products	7,223	3,045	2,385	2,442	2,588
Services	90,929	82,147	80,327	79,626	71,713
Total cost of revenues	98,152	85,192	82,712	82,068	74,301
Gross margin	601,241	559,813	511,055	525,475	512,039
Operating expenses:
Sales and marketing	410,727	383,933	349,199	335,980	283,304
Research and development	94,164	83,543	69,287	64,143	55,134
General and administrative	87,575	84,944	78,848	78,063	67,106
Depreciation and amortization	9,721	8,635	9,611	8,505	6,075
Total operating expenses	602,187	561,055	506,945	486,691	411,619

Income (loss) from operations	(946)	(1,242)	4,110	38,784	100,420
Interest expense	(1,161)	(957)	(933)	(665)	—
Interest income	2,228	1,163	862	773	890
Equity in loss of affiliate	(3,621)	(958)	(83)	—	—
Income (loss) before income taxes	(3,500)	(1,994)	3,956	38,892	101,310
Income tax expense (benefit)	58,400	(1,486)	2,236	13,242	37,246
Net income (loss)	$(61,900)	$(508)	$1,720	$25,650	$64,064
Net income (loss) per common share:
Basic	$(1.37)	$(0.01)	$0.04	$0.56	$1.36
Diluted	$(1.37)	$(0.01)	$0.04	$0.54	$1.29
Weighted average shares used in computing per share amounts:
Basic	45,242	44,700	45,159	45,464	46,976
Diluted	45,242	44,700	46,489	47,222	49,642

Note: Previously reported information for 2017 and 2016 has been restated for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, while previously reported information for 2015 and 2014 has not been restated and is, therefore, not comparable to the 2018, 2017 and 2016 information. For further discussion of these two standards, see Note 2 to the Consolidated Financial Statements.

	As of March 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$330,784	$329,491	$288,107	$337,673	$457,733
Short-term investments	131,637	120,693	99,072	49,936	24,976
Working capital	322,615	318,142	252,413	267,480	387,004
Total assets	818,642	829,878	714,573	713,466	755,384
Deferred revenue	325,774	279,902	244,866	229,735	209,575

Note: Previously reported information for 2017 has been restated for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, while previously reported information for 2016, 2015 and 2014 has not been restated and is, therefore, not comparable to the 2018, and 2017 information. For further discussion of these two standards, see Note 2 to the Consolidated Financial Statements.

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
Overview
Commvault is a leading provider of data and information management software products and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. In fiscal 2018 the Company also started selling appliances that integrate the Commvault software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. The Company also provides customers with a broad range of professional services that are delivered by our worldwide support and field operations.
Commvault software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle, and through sharing and better utilization of storage resources across the enterprise. We can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of March 31, 2018 we had licensed our software applications to over 26,000 registered customers.
History and Background
In early 2000, we launched Commvault Galaxy for backup and recovery, a storage industry award winner. In the years since, Commvault has forged numerous alliances with top software application and hardware vendors, such as Hitachi Vantara, Microsoft, Network Appliance, Fujitsu, Novell and Oracle, to enhance capabilities and to create a premiere suite of data and information management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data. In addition to Data Protection - Backup & Recovery, the subsequent release of our other software application technologies has increased our addressable market. Each software technology can be used individually or in combination with other technologies from our single platform suite.
Historically, our software licenses have typically provided for a perpetual right to use our software and were sold on a per terabyte capacity basis, on a per-copy basis, as site licenses or as a solution set. During the fiscal year ended March 31, 2018, approximately 63% of software license revenue was sold on a capacity basis. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a capacity license, certain of the various Commvault functionalities are bundled into one capacity based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.
Our solution sets are generally sold on a per unit basis such as per virtual machine for our virtual machine backup, recovery and cloud management solution set; per mailbox for our email archive solution set, and per user for our endpoint data protection solution set. These solution sets are purpose-built offerings designed to accelerate private, public and hybrid cloud adoption that seamlessly integrate with our single platform software, offering a path towards holistic data management while allowing customers to utilize functionality that addresses the point solution requirements their business dictates. We primarily sell solution sets for virtual machine backup, recovery and cloud management; endpoint data protection; and email archive. We expect that more of our revenue will be generated from sales of solution sets in the next few years.

Prior to fiscal 2018, an insignificant amount of our revenue was sold under subscription, or term based, license arrangements. Any of our licensing models (capacity, solution set, etc.) can be sold via a subscription arrangement.  In these arrangements the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is recognized when the software is delivered. In fiscal 2018 we started to introduce more subscription arrangements into the market. We expect revenue from these types of arrangements as a percentage of our total revenue to increase in the next few years. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.

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
Given the nature of the industry in which we operate, our software applications are subject to obsolescence. We continually develop and introduce updates to our existing software applications in order to keep pace with evolving industry technologies. In addition, we must address evolving industry standards, changing customer requirements and competitive software applications that may render our existing software applications obsolete. In fiscal 2018 we also started selling a backup appliance which integrates our software with hardware. If our forecast exceeds our actual requirements, a supply chain partner may assess additional charges or we may incur costs related to excess inventory, each of which could negatively affect our gross margins.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 45% of our total revenues for fiscal 2018, 45% for fiscal 2017 and 43% for fiscal 2016.
In recent fiscal years, we generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented approximately 59% of our software and products revenue in fiscal 2018, 56% for fiscal 2017 and 54% for fiscal 2016.

Software and products revenue generated through indirect distribution channels was 86% of total software and products revenue in fiscal 2018, 87% in fiscal 2017 and 86% in fiscal 2016. Software and products revenue generated through direct distribution channels was 14% of total software and products revenue in fiscal 2018, 13% in fiscal 2017 and 14% in fiscal 2016. The dollar value of software and products revenue generated through indirect distribution channels increased approximately $16.1 million, or 6%, in fiscal 2018 compared to fiscal 2017. The dollar value of software and products revenue generated through direct distribution increased $5.0 million, or 13%, in fiscal 2018 compared to fiscal 2017. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time to time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
Our primary original equipment manufacturer agreement is with Hitachi Vantara (Hitachi) and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our OEM partners, including Hitachi, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements accounted for 12% of our total revenues for fiscal 2018 and 15% of our total revenues for fiscal 2017.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (Arrow), a subsidiary of Arrow Electronics, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 36% of our total revenues through Arrow in fiscal 2018, approximately 36% of our total revenues in fiscal 2017 and approximately 38% of our total revenues in fiscal 2016. If Arrow was to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 55% of our total revenues for fiscal 2018, 55% for fiscal 2017 and 57% for fiscal 2016. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.
Most of our customer support agreements are for a one-year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed.
The gross margin of our services revenue was 77% for fiscal 2018, and 77% for fiscal 2017 and 76% for fiscal 2016. Overall, our services revenue has lower gross margins than our software and products revenue. The gross margin of our software and products revenue was 98% for fiscal 2018, and 99% for fiscal 2017 and fiscal 2016. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margin percentage. Additionally, we expect sales of our integrated appliances will increase, resulting in a decline of software and products gross margin percentage.
Related Party Transactions
During the first quarter of fiscal 2018, one of our Directors, Joseph F. Eazor, was hired as the CEO of Rackspace, Inc (Rackspace). Rackspace has been a customer of the Company since 2006. Total recognized revenue related to Rackspace in fiscal 2018 was $10.0 million. This total includes the renewal of a subscription software license in March 2018 for $4.8 million. The outstanding accounts receivable from this customer as of March 31, 2018 is $5.7 million.

Description of Costs and Expenses
Our cost of revenues is as follows:

•	Cost of Software and Products Revenue, consists primarily of the cost of appliance hardware, third-party royalties and other costs such as media, manuals, translation and distribution costs; and

•	Cost of Services Revenue, consists primarily of salary and employee benefit costs in providing customer support and other professional services.

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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 46% of our total revenue for fiscal 2018, 44% for fiscal 2017 and 42% for fiscal 2016. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2017, our software and products revenue would have been lower by $7.3 million, our services revenue would have been lower by $5.9 million, our cost of sales would have been lower by $2.3 million and our operating expenses would have been lower by $6.3 million from non-U.S. operations for fiscal 2018.
Using the average foreign currency exchange rates from fiscal 2016, our software and products revenue would have been higher by $5.3 million, our services revenue would have been higher by $4.1 million, our cost of sales would have been higher by $0.3 million and our operating expenses would have been higher by $10.6 million from non-U.S. operations for fiscal 2017.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.1 million in fiscal 2018, $0.6 million in fiscal 2017, and $0.2 million in fiscal 2016.

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
Our software licenses typically provide for a perpetual right to use our software. We also sell term-based software licenses that expire, which are referred to as subscription arrangements. We do not customize our software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software license is functional intellectual property that is distinct as the user can benefit from the software on its own. Software and product revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.
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
Stock-Based Compensation
As of March 31, 2018, we maintain two stock incentive plans, which are described more fully in Note 9 of our “Notes to Consolidated Financial Statements.” We account for our stock incentive plans based on the grant date fair value recognition provisions in accordance with ASC 718. Compensation for share-based payment awards is generally recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. However, awards granted to senior executives that include market or performance conditions are recognized using the accelerated method. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplified the accounting for share-based payment transactions, including related accounting for income taxes, forfeitures, and classification in the statement of cash flows. In connection with the adoption of this guidance we elected an accounting policy to account for forfeitures as they occur. The guidance also requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of income when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows.
In fiscal 2018, we granted 107,000 performance restricted stock units (PSU) to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2018 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (214,000 shares) based on actual fiscal 2018 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known.
In fiscal 2018, we granted 88,000 market performance stock units to certain executives. The vesting of these awards is contingent upon meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (176,000 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted average fair value of the awards granted during the year was $78.28.

Accounting for Income Taxes
Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when, in the our judgment, it is more likely than not that deferred tax assets will not be realized. In assessing the need for a valuation allowance, we weigh the available positive and negative evidence, including historical levels of pre-tax income, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. During the year ended March 31, 2018 we concluded that based on the amount, and trend, of pre-tax loss in recent fiscal years it is more likely than not that we will not realize the benefits of its gross deferred tax assets and therefore have recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The valuation allowance is material to our financial statements. In the future, changes to our estimates regarding the realizability of our gross deferred tax assets could materially impact our results of operations.
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
Results of Operations
Fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017
Revenues
Total revenues increased $54.4 million, or 8%, from $645.0 million in fiscal 2017 to $699.4 million in fiscal 2018.
Software and Products Revenue.    Software and products revenue increased $21.1 million, or 7%, from $290.7 million in fiscal 2017 to $311.7 million in fiscal 2018. Software and products revenue represented 45% of our total revenues in fiscal 2018 and fiscal 2017.

The overall increase in software and products revenue was primarily driven by an increase in the amount of enterprise transaction revenue (transactions greater than $0.1 million), which increased by $21.2 million, or 13% in fiscal 2018 compared to fiscal 2017. Enterprise transactions represented approximately 59% and 56% of our software and products revenue in fiscal 2018 and fiscal 2017, respectively. The increase in enterprise transactions is due to a 1% increase in the number of transactions of this type and by a 12% increase in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $292,000 in fiscal 2018 and approximately $261,000 in fiscal 2017. Software and products revenue derived from transactions less than $0.1 million decreased $0.1 million, in fiscal 2018 compared to fiscal 2017.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 54%, 32% and 14% of total software and products revenue, respectively, for the fiscal year ended March 31, 2018. The year over year increase of Software and Products Revenue in the Americas, EMEA and APAC was flat, 22% and 9%, respectively.

•
The number of enterprise revenue transactions increased in the Americas year over year, resulting in a slight increase in total enterprise transaction revenue. This increase was offset by a decline in non-enterprise transaction revenue.

•
The increase in EMEA software and products revenue was primarily the result of an increase in the number of enterprise transactions. This increase was also caused by the impact of changes in foreign exchange rates as the U.S. dollar weakened against the Euro and British pound sterling. Using average foreign exchange rates from fiscal 2017, fiscal 2018 EMEA software and products revenue would have increased 15% compared to an actual reported EMEA software and products revenue increase of 22%.

•	The increase in APAC software and products revenue was the result of an increase in revenue from non-enterprise transactions.
Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Software and products revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $16.1 million, or 6% in fiscal 2018 compared to fiscal 2017, and software and products revenue through our direct sales force increased $5.0 million, or 13% in fiscal 2018 compared to fiscal 2017. For additional discussion on software and products revenue derived from our direct sales force see the “Sources of Revenue” section.
Services Revenue.    Services revenue increased $33.3 million, or 9%, from $354.3 million in fiscal 2017 to $387.6 million in fiscal 2018. Services revenue represented 55% of our total revenues in fiscal 2018 and fiscal 2017. The net increase in services revenue is due to a $31.2 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $13.0 million, or 15%, from $85.2 million in fiscal 2017 to $98.2 million in fiscal 2018. Total cost of revenues represented 14% of our total revenues in fiscal 2018 compared to 13% in fiscal 2017. The increase in cost of revenues as a percentage of total revenue was driven by sales of our Hyperscale Appliances.
Cost of Software and Products Revenue.    Cost of software and products revenue was $7.2 million in fiscal 2018 and $3.0 million in fiscal 2017, representing approximately 2% of software and products revenue in fiscal 2018 compared to 1% in fiscal 2017. The increase in cost of software and products revenue is primarily related to additional costs associated with appliance product offerings. As sales of our appliances continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenue.    Cost of services revenue increased $8.8 million, or 11%, from $82.1 million in fiscal 2017 to $90.9 million in fiscal 2018. Cost of services revenue represented 23% of our services revenue in fiscal 2018 and fiscal 2017.

Operating Expenses
Sales and Marketing.    Sales and marketing expenses increased $26.8 million, or 7%, from $383.9 million in fiscal 2017 to $410.7 million in fiscal 2018. The increase is primarily due to a $24.2 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year and a $2.9 million increase in stock-based compensation. Sales and marketing expenses as a percentage of total revenues decreased to 59% in fiscal 2018 compared to 60% in fiscal 2017.
Research and Development.    Research and development expenses increased $10.6 million, or 13%, from $83.5 million in fiscal 2017 to $94.2 million in fiscal 2018. The increase is primarily due to an increase in employee compensation and related expenses attributable to the expansion of our engineering group from the prior year. Research and development expenses as a percentage of total revenues remained at 13% in fiscal 2018 and fiscal 2017. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.    General and administrative expenses increased $2.6 million, or 3%, from $84.9 million in fiscal 2017 to $87.6 million in fiscal 2018. This increase is primarily due to increases in employee and related compensation. General and administrative expenses in fiscal 2018 includes $0.1 million of net foreign currency transaction gains compared to $0.6 million of net foreign currency transaction gains recognized in general and administrative expenses in fiscal 2017. General and administrative expenses as a percentage of total revenues was 13% in both fiscal 2018 and fiscal 2017.
Depreciation and Amortization.    Depreciation expense increased $1.1 million, from $8.6 million in fiscal 2017 to $9.7 million in fiscal 2018.
Subsequent Event    . On May 1, 2018 we announced a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  As part of this strategic initiative, our workforce will be reduced by approximately 4%.  We expect to incur total pre-tax charges of approximately $6.0 to $8.0 million, most of which will be recognized in the first quarter of fiscal 2019.  These restructuring charges relate primarily to severance and related costs associated with headcount reductions.
Interest Expense
Interest expense of $1.2 million in fiscal 2018 was related to the amortization of debt issuance costs and commitment fees related to our Revolving Credit Facility. Fiscal 2018 includes additional amortization due to the termination of the revolving credit facility in February 2018.
Interest Income
Interest income increased $1.1 million, from $1.2 million in fiscal 2017 to $2.2 million in fiscal 2018. The increase was the result of an increase in short term investments and increased yield on those investments. Our short term investments are in U.S. Treasury Bills.
Equity in Loss of Affiliate
During fiscal 2018 we identified an indicator of impairment related to our investment in Laitek, Inc. (Laitek), which is accounted for using the equity method. As a result, we impaired the investment to our estimate of fair value, which was zero. We will not provide for additional losses of Laitek as we have not guaranteed any obligations of Laitek or committed to providing financial support.
Income Tax Expense
Income tax expense was $58.4 million in fiscal 2018 compared to a benefit of $1.5 million in fiscal 2017. The increase in income tax expense was primarily the result of the combined impact of the lower U.S. corporate income tax rate on deferred tax assets and recording a valuation allowance against the remaining value of net deferred tax assets.
Fiscal year ended March 31, 2017 compared to fiscal year ended March 31, 2016
Revenues
Total revenues increased $51.2 million, or 9%, from $593.8 million in fiscal 2016 to $645.0 million in fiscal 2017.
Software and Products Revenue.    Software and products revenue increased $32.6 million, or 13%, from $258.1 million in fiscal 2016 to $290.7 million in fiscal 2017. Software and products revenue represented 45% of our total revenues in fiscal 2017 compared to 43% in fiscal 2016.

The overall increase in software and products revenue was primarily driven by an increase in the number of enterprise transactions (transactions greater than $0.1 million), which increased by $26.1 million, or 19% in fiscal 2017 compared to fiscal 2016. Enterprise transactions represented approximately 56% and 54% of our software and products revenue in fiscal 2017 and fiscal 2016, respectively. The increase in enterprise transactions is due to a 23% increase in the number of transactions of this type which was partially offset by a 3% decrease in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $261,000 in fiscal 2017 and approximately $269,000 in fiscal 2016. Software and products revenue derived from transactions less than $0.1 million increased $6.5 million, or 5%, in fiscal 2017 compared to fiscal 2016.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 58%, 28% and 14% of total software and products revenue, respectively, for the fiscal year ended March 31, 2017. The year over year increase of Software and Products Revenue in the Americas, EMEA and APAC was 10%, 9% and 36%, respectively.

•
The increase in Americas software and products revenue for the fiscal year ended March 31, 2017 was primarily the result of an increase in the number of enterprise revenue transactions and to a lesser extent due to an increase in the average dollar amount of enterprise revenue transactions.

•
The increase in EMEA software and products revenue was also primarily the result of an increase in the number of enterprise transactions. This increase was partially offset by the impact of changes in foreign exchange rates as the U.S. dollar strengthened against the Euro and British pound sterling.

•
The increase in APAC software and products revenue was the result of a significant increase in the number of enterprise revenue transactions and to a lesser extent due to an increase in the average dollar amount of enterprise revenue transactions and revenue related to revenue derived from transactions less than $0.1 million.

Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.
Services Revenue.    Services revenue increased $18.7 million, or 6%, from $335.7 million in fiscal 2016 to $354.3 million in fiscal 2017. Services revenue represented 55% of our total revenues in fiscal 2017 compared to 57% in fiscal 2016. The net increase in services revenue is due to a $20.5 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $2.5 million, or 3%, from $82.7 million in fiscal 2016 to $85.2 million in fiscal 2017. Total cost of revenues represented 13% of our total revenues in fiscal 2017 compared to 14% in fiscal 2016. The increase in software and products revenue as a percentage of total revenues has a favorable impact on gross margin percentage.
Cost of Software and Products Revenue.    Cost of software and products revenue was $3.0 million in fiscal 2017 and $2.4 million in fiscal 2016, representing approximately 1% of software and products revenue.
Cost of Services Revenue.    Cost of services revenue increased $1.8 million, or 2%, from $80.3 million in fiscal 2016 to $82.1 million in fiscal 2017. Cost of services revenue represented 23% and 24% of our services revenue in fiscal 2017 and fiscal 2016, respectively.
Operating Expenses
Sales and Marketing.    Sales and marketing expenses increased $34.7 million, or 10%, from $349.2 million in fiscal 2016 to $383.9 million in fiscal 2017. The increase is primarily due to a $20.4 million increase in employee compensation and related expenses attributable to the expansion of our sales force from the prior year, a $5.4 million increase in stock-based compensation, and $4.3 million in incremental marketing expense which included the cost of our inaugural customer conference as well as our first worldwide sales meeting in several years held during the first quarter. Sales and marketing expenses as a percentage of total revenues increased to 60% in fiscal 2017 compared to 59% in fiscal 2016.

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
Income Tax Expense
Income tax benefit was $1.5 million in fiscal 2017 compared to expense of $2.2 million in fiscal 2016. The decline in income tax expense is the result of a decline in income before taxes. In fiscal 2017, the effective tax rate is higher than the statutory rate due to the benefit related to research credits slightly offset by unfavorable differences, both on a nominal pre-tax loss.
Liquidity and Capital Resources
As of March 31, 2018, our cash and cash equivalents balance was $330.8 million. Our $43.5 million of cash equivalents consisted of money market funds. In addition, we have approximately $131.6 million of short-term investments invested in U.S. Treasury Bills. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of March 31, 2018, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $206.8 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In addition, it is our intention to indefinitely reinvest undistributed earnings of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
During the year ended March 31, 2018, we repurchased $112.2 million of common stock (2.1 million shares) under our share repurchase program. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives. Our stock repurchase program reduces the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings through the repurchase of common stock. As of May 3, 2018, there is $112.8 million remaining in the share repurchase program which expires on March 31, 2019. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.

Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Net cash provided by operating activities	$84,169	$100,039	$84,413
Net cash used in investing activities	(17,991)	(28,045)	(62,189)
Net cash used in financing activities	(82,104)	(22,435)	(69,970)
Effects of exchange rate — changes in cash	17,219	(8,175)	(1,820)
Net increase (decrease) in cash and cash equivalents	$1,293	$41,384	$(49,566)
Net cash provided by operating activities was $84.2 million in fiscal 2018, $100.0 million in fiscal 2017 and $84.4 million in fiscal 2016. In fiscal 2018, cash generated by operating activities was primarily due to net loss adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed customer base, partially offset by an increase in accounts receivable. In fiscal 2017, cash generated by operating activities was primarily due to net loss adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed customer base and an increase in accrued expenses, partially offset by an increase in accounts receivable.
Net cash used in investing activities was $18.0 million in fiscal 2018, $28.0 million in fiscal 2017 and $62.2 million in fiscal 2016. In fiscal 2018, cash used in investing activities was related to $10.9 million of net purchases of short-term investments of U.S. Treasury Bills, and $7.0 million of capital expenditures as we continue to invest in and enhance our global infrastructure. In fiscal 2017, cash used in investing activities was related to $21.6 million of net purchases of short-term investments of U.S. Treasury Bills, and $6.4 million of capital expenditures as we continue to invest in and enhance our global infrastructure. In fiscal 2016, cash used in investing activities was primarily related to $49.1 million of net purchases of short-term investments of U.S. Treasury Bills, $6.3 million of capital expenditures as we continue to invest in and enhance our global infrastructure and a $4.7 million investment in Laitek, Inc.
Net cash used in financing activities was $82.1 million in fiscal 2018, $22.4 million in fiscal 2017 and $70.0 million in fiscal 2016. The cash used in financing activities in fiscal 2018 was primarily due to $112.2 million used to repurchase shares of our common stock under our repurchase program, partially offset by $30.1 million of proceeds from the exercise of stock options and the employee stock purchase plan. The cash used in financing activities in fiscal 2017 was primarily due to $50.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $21.3 million of proceeds from the exercise of stock options and the employee stock purchase plan and $6.2 million of excess tax benefits related to employee stock-based compensation. The cash used in financing activities in fiscal 2016 was primarily due to $91.5 million used to repurchase shares of our common stock under our repurchase program, partially offset by $14.8 million of proceeds from the exercise of stock options and the employee stock purchase plan and $6.7 million of excess tax benefits related to employee stock-based compensation.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2018	2017	2016
Cash used for repurchases (in thousands)	$112,218	$49,998	$91,477
Shares repurchased (in thousands)	2,098	982	2,563
Average price per share	$53.49	$50.91	$35.69

Working capital increased $4.5 million from $318.1 million as of March 31, 2017 to $322.6 million as of March 31, 2018. The increase in working capital is primarily due to cash provided by operating activities partially offset by cash used for share repurchases during the fiscal year.
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
The following table summarizes our obligations as of March 31, 2018 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$32,927	$9,858	$14,874	$6,807	$1,388
Purchase obligations	27,329	20,164	6,866	299	—
Total	$60,256	$30,022	$21,740	$7,106	$1,388
We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to marketing and IT services. The contractual obligations table above excludes unrecognized tax benefits, plus related interest and penalties totaling $1.1 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software and products revenues was $4.5 million in fiscal 2018 and $2.6 million in fiscal 2017.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2018 and 2017, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Interest Rate Risk
As of March 31, 2018, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 46% of our sales were outside the United States in fiscal 2018 and 44% were outside the United States in fiscal 2017. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $7.1 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operation. We recognized net foreign currency transaction gains of $0.1 million, $0.6 million and $0.2 million in fiscal 2018, fiscal 2017, and fiscal 2016 respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
To date, we have selectively hedged our exposure to foreign currency transaction gains and losses on the balance sheet through the use of forward contracts, which were not designated as hedging instruments. The duration of forward contracts utilized for hedging our balance sheet exposure is generally one to three months. As of March 31, 2018 and March 31, 2017, we did not have any forward contracts outstanding. We recorded net realized gains and losses in general and administrative of approximately $0.1 million in fiscal 2018, 2017 and 2016. In the future, we may enter into additional foreign currency based hedging contracts to reduce our exposure to significant fluctuations in currency exchange rates on the balance sheet.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) and our report dated May 3, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, effective April 1, 2017, the Company changed its method for accounting for revenue due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 using the full retrospective method.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1998.

/s/ Ernst & Young
Iselin, New Jersey
May 3, 2018

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2018	2017
		As Adjusted -
		See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$330,784	$329,491
Short-term investments	131,637	120,693
Trade accounts receivable, net	162,119	140,084
Prepaid expenses and other current assets	22,248	15,791
Total current assets	646,788	606,059
Deferred tax assets, net	—	50,228
Property and equipment, net	128,612	132,319
Equity method investment	—	3,621
Deferred commissions cost	33,092	30,378
Other assets	10,150	7,273
Total assets	$818,642	$829,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$761	$117
Accrued liabilities	82,299	78,701
Deferred revenue	241,113	209,099
Total current liabilities	324,173	287,917
Deferred revenue, less current portion	84,661	70,803
Deferred tax liabilities, net	2,430	—
Other liabilities	3,314	4,226
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at March 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 45,118 shares and 44,816 shares issued and outstanding at March 31, 2018 and 2017, respectively	450	447
Additional paid-in capital	782,764	694,477
Accumulated deficit	(373,678)	(215,677)
Accumulated other comprehensive loss	(5,472)	(12,315)
Total stockholders’ equity	404,064	466,932
Total liabilities and stockholders’ equity	$818,642	$829,878

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2018	2017	2016
		As Adjusted -	As Adjusted -
		See Note 2	See Note 2
Revenues:
Software and products	$311,745	$290,668	$258,091
Services	387,648	354,337	335,676
Total revenues	699,393	645,005	593,767
Cost of revenues:
Software and products	7,223	3,045	2,385
Services	90,929	82,147	80,327
Total cost of revenues	98,152	85,192	82,712
Gross margin	601,241	559,813	511,055
Operating expenses:
Sales and marketing	410,727	383,933	349,199
Research and development	94,164	83,543	69,287
General and administrative	87,575	84,944	78,848
Depreciation and amortization	9,721	8,635	9,611
Total operating expenses	602,187	561,055	506,945

Income (loss) from operations	(946)	(1,242)	4,110
Interest expense	(1,161)	(957)	(933)
Interest income	2,228	1,163	862
Equity in loss of affiliate	(3,621)	(958)	(83)
Income (loss) before income taxes	(3,500)	(1,994)	3,956
Income tax expense (benefit)	58,400	(1,486)	2,236
Net income (loss)	$(61,900)	$(508)	$1,720
Net income (loss) per common share:
Basic	$(1.37)	$(0.01)	$0.04
Diluted	$(1.37)	$(0.01)	$0.04
Weighted average common shares outstanding:
Basic	45,242	44,700	45,159
Diluted	45,242	44,700	46,489

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended March 31,
	2018	2017	2016
		As Adjusted -	As Adjusted -
		See Note 2	See Note 2
Net income (loss)	$(61,900)	$(508)	$1,720
Other comprehensive income (loss):
Foreign currency translation adjustment	6,843	(3,106)	(1,705)
Comprehensive income (loss)	$(55,057)	$(3,614)	15

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
				As Adjusted - See Note 2
Balance at March 31, 2015 (As Adjusted)	45,122	$451	$539,565	$(101,741)	$(7,504)	$430,771
Stock-based compensation			64,196			64,196
Tax benefits relating to share-based payments			3,265			3,265
Share issuances related to stock-based compensation	1,575	15	14,828			14,843
Repurchase of common stock	(2,563)	(26)	(18,855)	(72,596)		(91,477)
Net income				1,720		1,720
Other comprehensive loss					(1,705)	(1,705)
Balance at March 31, 2016	44,134	440	602,999	(172,617)	(9,209)	421,613
Stock-based compensation			73,928			73,928
Tax benefits relating to share-based payments			3,682			3,682
Share issuances related to stock-based compensation	1,664	17	21,304			21,321
Repurchase of common stock	(982)	(10)	(7,436)	(42,552)		(49,998)
Net loss				(508)		(508)
Other comprehensive loss					(3,106)	(3,106)
Balance at March 31, 2017	44,816	447	694,477	(215,677)	(12,315)	466,932
Cumulative effect of adoption of ASU 2016-09			435	(271)		164
Stock-based compensation			74,129			74,129
Share issuances related to stock-based compensation	2,400	24	30,090			30,114
Repurchase of common stock	(2,098)	(21)	(16,367)	(95,830)		(112,218)
Net loss				(61,900)		(61,900)
Other comprehensive loss					6,843	6,843
Balance at March 31, 2018	45,118	$450	$782,764	$(373,678)	$(5,472)	$404,064

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2018	2017	2016
		As Adjusted -	As Adjusted -
		See Note 2	See Note 2
Cash flows from operating activities
Net income (loss)	$(61,900)	$(508)	$1,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,785	10,232	11,179
Noncash stock-based compensation	74,129	73,928	64,196
Excess tax benefits from stock-based compensation	—	(6,242)	(6,664)
Deferred income taxes	53,737	(11,468)	(8,805)
Equity in loss of affiliate	3,621	958	83
Amortization of deferred commissions cost	16,587	16,065	11,234
Changes in operating assets and liabilities:
Trade accounts receivable	(25,082)	(16,372)	1,760
Other current assets and Other assets	(6,876)	(55)	3,867
Deferred commissions cost	(17,984)	(18,393)	(12,868)
Accounts payable	618	(190)	(454)
Accrued liabilities	3,496	15,088	1,972
Deferred revenue	33,971	36,666	16,935
Other liabilities	(1,933)	330	258
Net cash provided by operating activities	84,169	100,039	84,413
Cash flows from investing activities
Purchase of short-term investments	(142,424)	(96,306)	(99,071)
Proceeds from maturity of short-term investments	131,480	74,685	49,935
Purchase of equity method investment	—	—	(4,662)
Purchases for corporate campus headquarters	—	—	(2,111)
Purchase of property and equipment	(7,047)	(6,424)	(6,280)
Net cash used in investing activities	(17,991)	(28,045)	(62,189)
Cash flows from financing activities
Repurchase of common stock	(112,218)	(49,998)	(91,477)
Proceeds from stock-based compensation plans	30,114	21,321	14,843
Excess tax benefits from stock-based compensation	—	6,242	6,664
Net cash used in financing activities	(82,104)	(22,435)	(69,970)
Effects of exchange rate — changes in cash	17,219	(8,175)	(1,820)
Net increase (decrease) in cash and cash equivalents	1,293	41,384	(49,566)
Cash and cash equivalents at beginning of year	329,491	288,107	337,673
Cash and cash equivalents at end of year	$330,784	$329,491	$288,107

Supplemental disclosures of cash flow information
Interest paid	$592	$680	$635
Income taxes paid, net	$6,448	$5,413	$1,989

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1.     Nature of Business
Commvault Systems, Inc. and its subsidiaries (Commvault or the Company) is a provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, NAS shares, cloud-based infrastructures, and mobile devices; management through a single console; multiple protection methods including backup and archive, snapshot management, replication, and content indexing for eDiscovery; efficient storage management using deduplication for disk, tape and cloud; integration with the industry's top storage arrays; complete virtual infrastructure management supporting multiple hypervisors; security capabilities to limit access to critical data; policy based data management; and an end-user experience that allows them to protect, find and recover their own data using common tools such as web browsers, Microsoft Outlook and File Explorer. In fiscal 2018 the Company also started selling appliances that integrate the Company's software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. The Company also provides its customers with a broad range of professional and customer support services.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred commissions cost, income taxes and related reserves, stock-based compensation and accounting for research and development costs. Actual results could differ from those estimates.
Revenue
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on April 1, 2017, using the full retrospective method. For further discussion of the Company's accounting policies related to revenue see Note 3.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table sets forth the computation of diluted net income per common share:

	Year Ended March 31,
	2018	2017	2016
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	45,242	44,700	45,159
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	—	—	1,330
Diluted weighted average shares outstanding	45,242	44,700	46,489
Diluted net income per common share	$(1.37)	$(0.01)	$0.04

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2018	2017	2016
Stock options, restricted stock units, and shares under the employee stock purchase plan	7,312	8,106	4,183
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
Accounting for Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (ASC 740). The provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including the level of pre-tax earnings, income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. The Company uses significant judgment and estimates in evaluating tax positions. The effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2018, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Short-term Investments

Short-term investments consist of investments with maturities of twelve months or less that do not meet the criteria to be cash equivalents. The company determines classification of the investment as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluates classification whenever changes in circumstances indicate changes in classification may be necessary. The Company’s current short-term investments are classified as held-to-maturity. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. Held-to-maturity investments are initially recorded at cost and adjusted for the amortization of discounts from the date of purchase through maturity. Income related to investments is recorded as interest income in the Consolidated Statement of Operations. Cash inflows and outflows related to the sale, maturity and purchase of investments are classified as investing activities in the Company’s Consolidated Statements of Cash Flows.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (Arrow) totaled approximately 36%, 36% and 38% of total revenues for the years ended March 31, 2018, 2017 and 2016, respectively. Arrow accounted for approximately 38% and 40% of total accounts receivable as of March 31, 2018 and 2017, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2018 and 2017, the Company’s short-term investments balance consisted of U.S. Treasury Bills.
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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2018 and March 31, 2017:

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$43,545	—	—	$43,545
Short-term investments	—	$132,263	—	$132,263

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$70,190	—	—	$70,190
Short-term investments	—	$120,989	—	$120,989

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
Asset Retirement Obligation
A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. The Company maintains certain office space for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $1,303 as of March 31, 2018 and $1,204 as of March 31, 2017.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value would be determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2018, 2017 and 2016.
Equity Method Investment
In fiscal 2016, the Company acquired a 34% ownership in Laitek, Inc. (Laitek). Laitek develops solutions for acquiring, processing and presenting scientific and medical image information. The Company uses the equity method to account for its investment. In the event that management identifies an other than temporary decline in the estimated fair value of an equity method investment to an amount below its carrying value, such investment is written down to its estimated fair value. The Company also has development and original equipment manufacturing agreements with Laitek to jointly develop healthcare related software products. During fiscal 2018, the Company identified an indicator of impairment related to its investment and impaired the value of the investment to zero, which approximated the estimated fair value. This fair value measurement was based on unobservable inputs (Level 3).
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
Related Party Transactions
During the first quarter of fiscal 2018, one of our Directors, Joseph F. Eazor, was hired as the CEO of Rackspace, Inc (Rackspace). Rackspace has been a customer of the Company since 2006. Total recognized revenue related to Rackspace in fiscal 2018 was $10,024. This total includes the renewal of a subscription software license in March 2018 for $4,756. The outstanding accounts receivable from this customer as of March 31, 2018 is $5,704.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $5,704, $7,816, and $5,083 for the years ended March 31, 2018, 2017 and 2016, respectively.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. The Company recognized net foreign currency transaction gains of $109, $644 and $195 in the years ended March 31, 2018, 2016, and 2015, respectively. The net foreign currency transaction gains recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders.
Recently Issued Accounting Standards
Revenue Recognition
As of April 1, 2017 the Company early adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12. This standard replaced existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The ASU also includes guidance regarding the accounting for contract acquisition costs, which includes sales commissions. The Company has early adopted the new standard as of April 1, 2017 using the full retrospective method which required each prior reporting period presented to be adjusted beginning with this issuance of the Company’s financial statements. The most significant impact of adopting the new standard related to the deferral of commission costs. A portion of sales commissions cost is now recorded as an asset and recognized as an operating expense over the time period that the Company expects to recover the costs.
Select adjusted unaudited financial statement information, which reflect the adoption of Topic 606 is below. The Company’s historical net cash flows are not impacted by this accounting change.

	Year Ended March 31, 2016
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
Software and products	$258,793	$(702)	$258,091
Services	336,333	(657)	335,676
Total revenues	595,126	(1,359)	593,767
Total cost of revenues	82,712	—	82,712
Gross margin	512,414	(1,359)	511,055
Total operating expenses	510,415	(3,470)	506,945
Income from operations	1,999	2,111	4,110
Interest expense	(933)	—	(933)
Interest income	862	—	862
Equity in loss of affiliate	(83)	—	(83)
Income before income taxes	1,845	2,111	3,956
Income tax expense	1,709	527	2,236
Net income	$136	$1,584	$1,720

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

	Year Ended March 31, 2017
	As Reported	Adjustments	Recast for Adoption of ASC 606
Revenues:
Software and products	$296,421	$(5,753)	$290,668
Services	354,097	240	354,337
Total revenues	650,518	(5,513)	645,005
Total cost of revenues	85,192	—	85,192
Gross margin	565,326	(5,513)	559,813
Total operating expenses	565,097	(4,042)	561,055
Income (loss) from operations	229	(1,471)	(1,242)
Interest expense	(957)	—	(957)
Interest income	1,163	—	1,163
Equity in loss of affiliate	(958)	—	(958)
Loss before income taxes	(523)	(1,471)	(1,994)
Income tax benefit	(1,063)	(423)	(1,486)
Net income (loss)	$540	$(1,048)	$(508)

	March 31, 2017
	Balance Sheet Data
	As Reported	Adjustments	Recast for Adoption of ASC 606
Current assets:
Trade accounts receivable	$132,761	$7,323	$140,084
Total current assets	$598,736	$7,323	$606,059
Deferred tax assets, net	$61,018	$(10,790)	$50,228
Deferred commissions	$—	$30,378	$30,378
Total assets	$802,967	$26,911	$829,878
Current Liabilities:
Deferred revenue	$206,777	$2,322	$209,099
Total current liabilities	$285,595	$2,322	$287,917
Other liabilities	$3,934	$292	$4,226
Accumulated deficit	$(239,974)	$24,297	$(215,677)
Total stockholders’ equity	$442,635	$24,297	$466,932
Total liabilities and stockholders’ equity	$802,967	$26,911	$829,878

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

	Year Ended March 31, 2016
	As Reported	Adjustments	Recast for Adoption of ASC 606
Cash flows from operating activities
Net income	$136	$1,584	$1,720
Deferred income taxes	$(9,332)	$527	$(8,805)
Amortization of deferred commissions cost	$—	$11,234	$11,234
Changes in operating assets and liabilities:
Trade accounts receivable	$3,879	$(2,119)	$1,760
Other current assets and Other assets	$2,843	$1,024	$3,867
Deferred commissions cost	$—	$(12,868)	$(12,868)
Deferred revenue	$16,317	$618	$16,935

	Year Ended March 31, 2017
	As Reported	Adjustments	Recast for Adoption of ASC 606
Cash flows from operating activities
Net income (loss)	$540	$(1,048)	$(508)
Deferred income taxes	$(11,045)	$(423)	$(11,468)
Amortization of deferred commissions cost	$—	$16,065	$16,065
Changes in operating assets and liabilities:
Trade accounts receivable	$(21,493)	$5,121	$(16,372)
Deferred commissions cost	$—	$(18,393)	$(18,393)
Deferred revenue	$37,988	$(1,322)	$36,666

Stock-based Compensation

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
Leases

    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The amendments of this ASU are effective for the Company's fiscal 2020, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements.
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

	Year Ended March 31, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$167,858	$100,452	$43,435	$311,745
Customer Support Revenue	233,991	75,807	36,257	346,055
Professional Services	23,453	11,289	6,851	41,593
Total Revenue	$425,302	$187,548	$86,543	$699,393

	Year Ended March 31, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$168,243	$82,393	$40,032	$290,668
Customer Support Revenue	216,656	65,732	32,466	314,854
Professional Services	22,704	11,364	5,415	39,483
Total Revenue	$407,603	$159,489	$77,913	$645,005

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

	Year Ended March 31, 2016
	Americas	EMEA	APAC	Total
Software and Products Revenue	$153,281	$75,389	$29,421	$258,091
Customer Support Revenue	204,223	61,052	29,039	294,314
Professional Services	24,391	11,195	5,776	41,362
Total Revenue	$381,895	$147,636	$64,236	$593,767
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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2017	$132,711	$7,373	$—	$209,099	$70,803
Increase, net	19,508	2,527	4,380	32,014	13,858
Ending Balance as of March 31, 2018	$152,219	$9,900	$4,380	$241,113	$84,661

The increase in accounts receivable is primarily a result of an increase in software and products revenue relative to the prior year and an increase in subscription software transactions that are recognized as revenue at the time of sale but paid for over time. The increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software and products revenue transactions and customer support renewals during fiscal 2018, most of which will be recognized over the course of the next twelve months.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $209,099 for the year ended March 31, 2018. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of March 31, 2018, approximately $20,821 of revenue may be recognized from remaining performance obligations, of which $320 was related to software and products. The Company expects the software and products revenue to be recognized next quarter. The majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

4.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2018	2017
Land	$9,445	$9,445
Buildings	103,244	103,244
Computers, servers and other equipment	37,132	35,274
Furniture and fixtures	15,594	14,912
Leasehold improvements	10,143	7,040
Purchased software	1,425	1,335
Construction in process	57	1,147
	177,040	172,397
Less: Accumulated depreciation and amortization	(48,428)	(40,078)
	$128,612	$132,319
The Company recorded depreciation and amortization expense of $11,217, $9,980, and $10,927 for the years ended March 31, 2018, 2017 and 2016, respectively.
5.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2018	2017
Compensation and related payroll taxes	$46,192	$45,149
Other	36,107	33,552
	$82,299	$78,701
6.     Commitments and Contingencies
Leases
The Company leases various office facilities under non-cancelable leases, which expire on various dates through April 2022. Future minimum lease payments under all operating leases at March 31, 2018 are as follows:

Year Ending March 31,
2019	$9,858
2020	8,316
2021	6,558
2022	4,449
2023 and thereafter	3,746
$32,927
Rent expenses were $12,215, $10,377, and $9,856 for the years ended March 31, 2018, 2017 and 2016, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2018 are approximately $20,164 for fiscal 2019, $5,841 for fiscal 2020, $1,025 for fiscal 2021 and $299 for fiscal 2022, totaling $27,329 for all periods through fiscal 2022. These purchase commitments relate primarily to marketing and IT services.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software and products revenues, was $4,462 in fiscal 2018, $2,646 in fiscal 2017 and $1,933 in fiscal 2016.
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

Legal Proceedings

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case is captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleges that the Company made materially false and misleading statements, or failed to disclose material facts, regarding the Company's financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit is purportedly brought on behalf of purchasers of the Company's common stock during the period from May 7, 2013 through April 24, 2014, and seeks compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Thereafter, discovery commenced. On October 2, 2017, the parties entered into an agreement in principle to settle the action for $12,500. The parties signed a stipulation of settlement on November 30, 2017. The settlement remains subject to court approval; the court has scheduled a hearing for May 14, 2018 to consider whether to approve the settlement. The settlement amount has been funded solely by the Company’s insurers. There can be no assurance that the settlement will ultimately be approved or that it will become final. If the settlement does not occur and litigation against the Company continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.  However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter if the litigation continues.

                On April 12, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey against the Company (nominally), certain of its executive officers and certain members of the board of directors.  The complaint is entitled Murashko v. Hammer, et al. (Civ. No. 3:17-cv-02533-PGS-TJB). The plaintiff filed an amended complaint on July 14, 2017. The amended complaint largely repeats the allegations made in the securities litigation also pending in the United States District Court for the District of New Jersey (In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-PGS-LHG), claiming that the defendant officers and directors breached their fiduciary duties to the Company by causing, or allowing, the Company to manipulate its financial results and conceal the state of its business prospects.  The suit also alleges that certain executive officers engaged in unlawful insider trading in 2013 and/or 2014 based on their knowledge of the information that was supposedly concealed. The allegations asserted in the shareholder derivative action purport to cover a period from 2013 through the present.  As a derivative action, the complaint does not seek damages from the Company, but rather seeks to recover from the defendant officers and directors on behalf of the Company compensatory damages, restitution, costs and expenses, as well as equitable or other relief.  On August 29, 2017, all of the

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

defendants, including the Company, filed a motion to dismiss the derivative action; that motion was granted on February 22, 2018. The court dismissed the complaint without prejudice for failure to make a demand on the Company’s Board of Directors or to plead facts showing that a demand would be futile. The plaintiff chose not to appeal the dismissal of his complaint. On November 30, 2017, a virtually identical shareholder derivative complaint was filed in state court in New Jersey entitled Lee v. Hammer, et al., Civ. 201-17 (N.J. Super. Ct.). On April 27, 2018, the parties agreed to dismiss the complaint without prejudice. While both derivative cases have been dismissed without prejudice, due to the inherent uncertainties of litigation, these cases or similar cases may be brought again in the future and the Company cannot accurately predict the ultimate outcome of these matters should they be re-filed.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (Realtime), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  The Company responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. The Company intends to defend itself vigorously. As of March 31, 2018, the Company has not recorded an accrual for this matter as it has concluded that the probability of loss is remote.
7.     Revolving Credit Facility

The Company had a five-year $250,000 revolving credit facility (the “Credit Facility”) that it terminated on February 9, 2018. Outstanding borrowings under the Credit Facility accrued interest at an annual rate equal to London Interbank Offered Rate plus 1.50% subject to increases based on the Company's actual leverage. The unused balance on the Credit Facility was also subject to a 0.25% annual interest charge subject to increases based on the Company's actual leverage.

The Company had deferred the expense related to debt issuance costs, which were classified as Other Assets, and were being amortized into interest expense. The amortization of debt issuance costs was $568 for year ended March 31, 2018 (inclusive of costs written off upon termination) and $252 for the year ended March 31, 2017.
8.     Capitalization
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
Common Stock
The Company had 45,118 and 44,816 shares of common stock, par value $0.01, outstanding at March 31, 2018 and March 31, 2017, respectively.

During fiscal 2018, the Company repurchased $112,218 of common stock, or 2,098 shares, under its share repurchase program. As of March 31, 2018, $112,840 remained in the current stock repurchase authorization which expires on March 31, 2019.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Shares Reserved for Issuance
At March 31, 2018 the Company has reserved 3,908 shares in connection with its Stock Plans discussed in Note 9.
9.     Stock Plans
As of March 31, 2018, the Company maintains one stock incentive plan for purposes of granting awards, the Omnibus Incentive Plan as amended by amendment one (the “2016 Incentive Plan”). The Company has one additional plan, the 2006 Long-Term Stock Incentive Plan (the “LTIP”), with outstanding options and awards but cannot be used for future grants.
The 2016 Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. As of March 31, 2018, approximately 1,742 shares were available for future issuance under the 2016 Incentive Plan.
As of March 31, 2018, the Company has granted non-qualified stock options, restricted stock units and performance stock awards under its stock incentive plans. Historically, equity awards granted by the Company under its stock incentive plans generally vest quarterly over a four-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. Beginning in October of 2015, the Company began granting its equity awards with a three-year vest period, and retained the practice that shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. However, from time to time the company grants equity awards that vest between one and three years. The Company anticipates that future grants under its stock incentive plans will be restricted stock units and performance stock awards and does not anticipate that it will grant stock options.
As of March 31, 2018, there was approximately $87,814 of unrecognized stock-based compensation expense related to all of the Company's employee stock plans, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 1.01 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
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
The assumptions used in the Black-Scholes option-pricing model are as follows:

Year Ended March 31,
2016
Dividend yield	None
Expected volatility	39% - 43%
Weighted average expected volatility	41%
Risk-free interest rates	1.29% - 1.75%
Weighted average expected life (in years)	4.6

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following summarizes the activity for the Company’s stock incentive plans from March 31, 2015 to March 31, 2018:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	6,853	$40.91
Options granted	148	41.84
Options exercised	(764)	8.80
Options forfeited	(172)	59.79
Options expired	(126)	61.81
Outstanding at March 31, 2016	5,939	44.07
Options granted	—	—
Options exercised	(446)	28.44
Options forfeited	(77)	51.55
Options expired	(116)	68.98
Outstanding at March 31, 2017	5,300	44.74
Options granted	—	—
Options exercised	(842)	23.57
Options forfeited	(26)	43.30
Options expired	(30)	68.27
Outstanding at March 31, 2018	4,402	$48.64	4.16	$65,223
Exercisable at March 31, 2018	4,210	$48.81	4.05	$62,888
The weighted average fair value of stock options granted was $15.20 per share during the year ended March 31, 2016. The total intrinsic value of options exercised was $26,547, $9,896, and $23,391 in the years ended March 31, 2018, 2017 and 2016, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2015	1,412	$56.82
Granted	1,543	37.27
Vested	(547)	38.38
Forfeited	(196)	49.24
Non-vested as of March 31, 2016	2,212	43.43
Granted	1,333	50.66
Vested	(975)	51.35
Forfeited	(174)	43.56
Non-vested as of March 31, 2017	2,396	45.53
Granted	1,235	59.71
Vested	(1,324)	46.74
Forfeited	(141)	48.24
Non-vested as of March 31, 2018	2,166	$54.13
The total fair value of the restricted stock units that vested during the years ended March 31, 2018, 2017 and 2016 was $76,193, $50,051 and $20,981, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2018, 2017 and 2016.

	Year Ended March 31,
	2018	2017	2016
Cost of services revenue	$3,182	$3,925	$3,106
Sales and marketing	36,917	34,005	28,557
Research and development	8,411	7,335	6,722
General and administrative	25,619	28,663	25,811
Stock-based compensation expense	$74,129	$73,928	$64,196
Performance Based Awards
In fiscal 2018, the Company granted 107 performance restricted stock units (PSU) to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2018 and ii) the Company's customary service periods. The awards vest in three annual tranches and have a maximum potential to vest at 200% (214 shares) based on actual fiscal 2018 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During each financial period, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. Based on the Company's results, the PSUs granted in fiscal 2018 will be eligible to vest at 54%. The awards are included in the restricted stock units table.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Awards with a Market Condition

In fiscal 2018, the Company granted 88 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (176 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted average fair value of the awards granted during the year was $78.28 per share. The awards are included in the restricted stock unit table above.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 234 shares in exchange for $10,282 of proceeds in fiscal 2018 and 243 shares in exchange for $8,634 of proceeds in fiscal 2017. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six month withholding period prior to purchase.  The total expense associated with the Purchase Plan for fiscal 2018, 2017 and 2016 was $2,848, $2,620 and $2,418, respectively. As of March 31, 2018, there was approximately $1,171 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
10.     Income Taxes
Impact of U.S. Tax Reform

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among the changes to the law, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $18,040 reduction of the value of the Company's net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has not made sufficient progress on the transition tax analysis to reasonably estimate the effects, and therefore, has not recorded provisional amounts. However, based on analysis to date the one-time transition tax is not expected to be material. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. At March 31, 2018, because the Company is still evaluating the GILTI provisions and analysis of future taxable income that is subject to GILTI, it is unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in the financial statements.

The Act requires complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the Act, estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service ("RS), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in fiscal 2018, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero.
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2018	2017	2016
Domestic	$(18,159)	$(7,860)	$(6,534)
Foreign	14,659	5,866	10,490
	$(3,500)	$(1,994)	$3,956

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2018	2017	2016
Current:
Federal	$(1,036)	$6,360	$4,983
State	(383)	(958)	1,076
Foreign	7,307	4,818	4,982
Deferred:
Federal	57,582	(11,520)	(9,137)
State	(4,601)	(80)	334
Foreign	(469)	(106)	(2)
	$58,400	$(1,486)	$2,236

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2018, 2017 and 2016 are as follows:

	Year Ended March 31,
	2018	2017	2016
Statutory federal income tax expense (benefit) rate	(31.6)%	(35.0)%	35.0%
State and local income tax expense, net of federal income tax effect	20.5%	2.9%	5.2%
Impact of limit on executive compensation	—%	—%	—%
Foreign earnings taxed at different rates	63.0%	131.5%	31.7%
Domestic permanent differences	65.6%	96.6%	54.5%
Foreign tax credits	(39.2)%	(67.7)%	(25.2)%
Research credits	(83.2)%	(163.2)%	(65.9)%
Tax reserves	(7.0)%	4.1%	4.1%
Valuation allowance	1,626.5%	(31.8)%	23.4%
Statutory tax rate changes	451.9%	15.9%	(9.4)%
Stock-based compensation	(377.6)%	—%	—%
Other differences, net	(20.3)%	(27.8)%	3.1%
Effective income tax expense (benefit)	1,668.6%	(74.5)%	56.5%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The significant components of the Company’s deferred tax assets are as follows:

	March 31,
	2018	2017
Deferred tax assets:
Net operating losses	$9,015	$—
Equity investment	1,162	—
Stock-based compensation	31,077	45,867
Deferred revenue	12,670	11,810
Tax credits	15,240	12,810
Accrued expenses	1,400	1,249
Allowance for doubtful accounts and other reserves	543	601
Less: valuation allowance	(58,350)	(1,796)
Total deferred tax assets	12,757	70,541
Deferred tax liabilities:
Depreciation and amortization	(6,172)	(9,523)
Deferred commissions and other	(9,015)	(10,790)
Total deferred tax liabilities	$(15,187)	$(20,313)
Net deferred tax asset (liability)	$(2,430)	$50,228
It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby infinitely postpone their remittance. In the event it needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes. It is not currently practical to estimate the legal restrictions or tax liability that would arise from such repatriations.
At March 31, 2018, the Company had a $30,888 federal net operating loss that was generated during fiscal 2018. This net operating loss is allowed to be carryforward indefinitely and has no annual limitations on its utilization to offset future federal taxable income. The Company also had federal and state research tax credit (R&D credits) carryforwards of approximately $3,468 and $3,142, respectively. The federal research tax credit carryforwards expire from 2025 through 2036, and the state research tax credit carryforwards expire from 2018 through 2023.
The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions are the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2018. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOL carryforwards, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2014 - Present
Foreign jurisdictions	2013 - Present

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

Balance at March 31, 2015	$2,005
Additions for tax positions related to fiscal 2016	—
Additions for tax positions related to prior years	170
Settlements and effective settlements with tax authorities and remeasurements	(171)
Reductions related to the expiration of statutes of limitations	(64)
Foreign currency translation adjustment	12
Balance at March 31, 2016	1,952
Additions for tax positions related to fiscal 2017	—
Additions for tax positions related to prior years	179
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(33)
Balance at March 31, 2017	2,098
Additions for tax positions related to fiscal 2018	—
Additions for tax positions related to prior years	150
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(397)
Foreign currency translation adjustment	(111)
Balance at March 31, 2018	$1,740
The Company estimates that no significant remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2019. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2018, 2017 and 2016, the Company recognized $80, $61 and $52, respectively, of interest and penalties in the Consolidated Statement of Operations.
11.     Employee Benefit Plan
The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. During the years ended March 31, 2018, 2017 and 2016, the Company made contributions of $2,959, $2,998, and $2,047, respectively.
12.     Segment Information
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2018	2017	2016
Revenue:
United States	$377,934	$365,354	$341,822
Other	321,459	279,651	251,945
	$699,393	$645,005	$593,767
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2018, 2017 and 2016. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2018	2017
Long-lived assets:
United States	$145,918	$131,083
Other	25,936	8,509
	$171,854	$139,592

At March 31, 2018 and 2017 no other individual country, other than the United States, accounts for 10% or more of long-lived assets.
13.     Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2018
Total revenue	$165,972	$168,140	$180,366	$184,915
Gross margin	144,311	144,873	155,409	156,648
Net income (loss)	(284)	(1,010)	(58,945)	(1,661)
Net income (loss) per common share:
Basic (1)	$(0.01)	$(0.02)	$(1.30)	$(0.04)
Diluted (1)	$(0.01)	$(0.02)	$(1.30)	$(0.04)
	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2017	As Adjusted
Total revenue	$151,774	$159,438	$167,061	$166,732
Gross margin	130,779	137,781	145,895	145,358
Net income (loss)	(2,610)	(54)	1,959	197
Net income (loss) per common share:
Basic (1)	$(0.06)	$—	$0.04	$0.00
Diluted (1)	$(0.06)	$—	$0.04	$0.00

(1)
Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period used in the basic and diluted calculations.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

14.     Subsequent Event

On May 1, 2018, the Company announced governance and operational initiatives designed to support its new strategic transformation plan, called Commvault Advance. These initiatives included the following actions -

•
N. Robert Hammer and the Commvault Board of Directors have determined that it is the appropriate time to begin a search for a new CEO to lead the Company through its anticipated next stage of growth. The Commvault Board will appoint a search committee and will retain an executive search firm to assist with the external search. Mr. Hammer will continue to lead Commvault as Chairman, CEO and President until his successor is appointed. It is anticipated that Mr. Hammer will remain as Chairman of the Board after his successor is appointed.

•
The Commvault Board of Directors will appoint two new independent directors prior to the 2018 Annual Meeting of Shareholders. Upon these appointments, two existing Board members will resign, resulting in a Board that continues to be comprised of 11 directors.

•
Commvault’s Board has also formed an Operations Committee comprised of two existing independent directors and the two new directors, which will work closely with the Company’s management team on a comprehensive review of Commvault’s business to identify additional opportunities to further propel Commvault Advance and its profitable growth and value creation objectives.  The Company will engage a leading outside consultant to work with the Operations Committee on this review.

•
A restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas of the Company.  As part of this strategic initiative, the Company’s workforce will be reduced by approximately 4%.  The Company expects to incur total pre-tax charges of approximately $6,000 to $8,000, most of which will be recognized in the first quarter of fiscal 2019.  These restructuring charges relate primarily to severance and related costs associated with headcount reductions.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2018, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Commvault System, Inc.’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commvault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated May 3, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young
Iselin, New Jersey
May 3, 2018

Item 9B.	Other Information
Not applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2018. Information with respect to this Item is incorporated herein by reference from our 2018 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from our 2018 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2018 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2018 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans. The following information is as of March 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	6,568,000	$50.45	1,742,000
Equity compensation plans not approved by security holder	—	—	—
Totals	6,568,000	$50.45	1,742,000

(1)
Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our Omnibus Incentive Plan. These amounts do not include potentially issuable shares under the Employee Stock Purchase Plan. The company has reserved 2,166,000 shares for the future issuance of shares under the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from our 2018 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2018 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2016, 2017 and 2018.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2016
Allowance for doubtful accounts	$104	$247	$36	$315
Valuation allowance for deferred taxes	$1,343	$1,429	$—	$2,772
Year Ended March 31, 2017
Allowance for doubtful accounts	$315	$(161)	$51	$103
Valuation allowance for deferred taxes	$2,772	$(976)	$—	$1,796
Year Ended March 31, 2018
Allowance for doubtful accounts	$103	$25	$24	$104
Valuation allowance for deferred taxes	$1,796	$56,554	$—	$58,350

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
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

10.13*	The Commvault Systems, Inc. Omnibus Incentive Plan (As Amended Through the First Amendment Thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 25, 2017)

*	Management contract or compensatory plan or arrangement.

Exhibit No.	Description
21.1	List of Subsidiaries of Commvault Systems, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 3, 2018.

COMMVAULT SYSTEMS, INC.

By:	/s/ N. ROBERT HAMMER
N. Robert Hammer
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2018.

Signature	Title

/s/ N. ROBERT HAMMER	Chairman, President and Chief Executive Officer
N. Robert Hammer
/s/ BRIAN CAROLAN	Vice President, Chief Financial Officer
Brian Carolan
/s/ GARY MERRILL	Vice President, Chief Accounting Officer
Gary Merrill
/s/ ALAN G. BUNTE	Director
Alan G. Bunte
/s/ JOSEPH F. EAZOR	Director
Joseph F. Eazor
/s/ FRANK J. FANZILLI, JR.	Director
Frank J. Fanzilli, Jr.
/s/ ARMANDO GEDAY	Director
Armando Geday
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ F. ROBERT KURIMSKY	Director
F. Robert Kurimsky
/s/ VIVIE LEE	Director
Vivie Lee
/s/ DANIEL PULVER	Director
Daniel Pulver
/s/ GARY SMITH	Director
Gary Smith
/s/ DAVID F. WALKER	Director
David F. Walker