Form 10-Q
period 2018-06-30
COMMVAULT SYSTEMS INC
filed 2018-07-25
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2018, there were 45,734,793 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$351,912	$330,784
Short-term investments	109,754	131,637
Trade accounts receivable	151,283	162,119
Other current assets	20,719	22,248
Total current assets	633,668	646,788
Property and equipment, net	128,788	128,612
Deferred commissions cost	32,732	33,092
Other assets	9,272	10,150
Total assets	$804,460	$818,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361	$761
Accrued liabilities	79,471	82,299
Deferred revenue	234,106	241,113
Total current liabilities	313,938	324,173
Deferred revenue, less current portion	88,143	84,661
Deferred tax liabilities, net	2,481	2,430
Other liabilities	3,183	3,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2018 and March 31, 2018	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,580 shares and 45,118 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	454	450
Additional paid-in capital	811,271	782,764
Accumulated deficit	(404,369)	(373,678)
Accumulated other comprehensive loss	(10,641)	(5,472)
Total stockholders’ equity	396,715	404,064
Total liabilities and stockholders’ equity	$804,460	$818,642

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues:
Software and products	$75,050	$74,761
Services	101,127	91,211
Total revenues	176,177	165,972
Cost of revenues:
Software and products	4,120	805
Services	23,486	20,856
Total cost of revenues	27,606	21,661
Gross margin	148,571	144,311
Operating expenses:
Sales and marketing	97,616	99,909
Research and development	24,794	22,545
General and administrative	22,542	23,851
Restructuring	7,895	—
Depreciation and amortization	2,533	2,367
Total operating expenses	155,380	148,672
Loss from operations	(6,809)	(4,361)
Interest income	891	433
Interest expense	—	(232)
Equity in income of affiliate	—	39
Loss before income taxes	(5,918)	(4,121)
Income tax expense (benefit)	2,649	(3,837)
Net loss	$(8,567)	$(284)
Net loss per common share:
Basic	$(0.19)	$(0.01)
Diluted	$(0.19)	$(0.01)
Weighted average common shares outstanding:
Basic	45,450	45,128
Diluted	45,450	45,128

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net loss	(8,567)	(284)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,169)	3,051
Comprehensive income (loss)	$(13,736)	$2,767

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2018	45,118	$450	$782,764	$(373,678)	$(5,472)	$404,064
Stock-based compensation			18,004			18,004
Share issuances related to stock-based compensation	828	8	13,390			13,398
Repurchase of common stock	(366)	(4)	(2,887)	(22,124)		(25,015)
Net loss				(8,567)		(8,567)
Other comprehensive loss					(5,169)	(5,169)
Balance as of June 30, 2018	45,580	$454	$811,271	$(404,369)	$(10,641)	$396,715
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(8,567)	$(284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,059	2,772
Noncash stock-based compensation	18,004	19,564
Deferred income taxes	(105)	(1,330)
Equity in income of affiliate	—	(39)
Amortization of deferred commissions cost	4,615	4,601
Changes in operating assets and liabilities:
Trade accounts receivable	8,672	11,097
Other current assets and Other assets	2,919	(9,225)
Deferred commissions cost	(5,042)	(3,610)
Accounts payable	(376)	328
Accrued liabilities	(1,938)	(11,076)
Deferred revenue	3,298	7,418
Other liabilities	231	(283)
Net cash provided by operating activities	24,770	19,933
Cash flows from investing activities
Purchase of short-term investments	(11,252)	(44,072)
Proceeds from maturity of short-term investments	33,135	33,299
Purchase of property and equipment	(3,521)	(1,474)
Net cash provided by (used in) investing activities	18,362	(12,247)
Cash flows from financing activities
Repurchase of common stock	(25,015)	—
Proceeds from stock-based compensation plans	13,398	5,570
Net cash provided by (used in) financing activities	(11,617)	5,570
Effects of exchange rate — changes in cash	(10,387)	6,775
Net increase in cash and cash equivalents	21,128	20,031
Cash and cash equivalents at beginning of period	330,784	329,491
Cash and cash equivalents at end of period	$351,912	$349,522

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
The consolidated financial statements as of June 30, 2018 and for the three months ended June 30, 2018 and 2017 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2018. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2018.
Recently Issued Accounting Standards
Leases

    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The Company will adopt this ASU in fiscal 2020. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the financial statements.
Related Party Transactions
During the first quarter of fiscal 2018, one of our Directors, Joseph F. Eazor, was hired as the CEO of Rackspace, Inc ("Rackspace").  Total recognized revenue related to Rackspace in the first three months of fiscal 2019 and 2018 was $480 and $4,054, respectively.  The outstanding accounts receivable from this customer as of June 30, 2018 is $4,854.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled approximately 37% and 36% of total revenues for the three months ended June 30, 2018 and 2017, respectively. Arrow accounted for approximately 33% of total accounts receivable as of June 30, 2018 and 38% of total accounts receivable as of March 31, 2018.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at June 30, 2018 and March 31, 2018:

June 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,552	—	—	$42,552
Short-term investments	$—	110,566	—	$110,566

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$43,545	—	—	$43,545
Short-term investments	$—	132,263	—	$132,263

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

	Three Months Ended June 30, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$42,116	$22,025	$10,909	$75,050
Customer Support Revenue	60,426	20,359	9,621	90,406
Professional Services	5,785	3,226	1,710	10,721
Total Revenue	$108,327	$45,610	$22,240	$176,177

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Three Months Ended June 30, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$40,011	$23,772	$10,978	$74,761
Customer Support Revenue	56,189	17,111	8,590	81,890
Professional Services	4,861	2,545	1,915	9,321
Total Revenue	$101,061	$43,428	$21,483	$165,972

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2018	$152,219	$9,900	$4,380	$241,113	$84,661
Increase/(decrease), net	(11,362)	526	(421)	(7,007)	3,482
Ending Balance as of June 30, 2018	$140,857	$10,426	$3,959	$234,106	$88,143

The decrease in accounts receivable is primarily a result of a sequential decrease in software and products revenue relative to the fourth quarter of the prior year as well as a concentration of customer support renewals in the second half of the fiscal year. The decrease in deferred revenue is primarily the result of a strengthening of the U.S. dollar and a sequential decrease in deferred customer support revenue related to software and products revenue transactions and customer support renewals relative to the fourth quarter of fiscal 2018.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $90,237 for the three months ended June 30, 2018. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of June 30, 2018, approximately $20,867 of revenue may be recognized from remaining performance obligations, of which $469 was related to software and products. The Company expects the software and products revenue to be recognized next quarter. The majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.
4.    Net Income per Common Share
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling approximately 6,274 and 7,775 for the three months ended June 30, 2018 and 2017, respectively, because the effect would have been anti-dilutive.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

5.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  The Company responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, financial condition or cash flows. The Company intends to defend itself vigorously. As of June 30, 2018, the Company has not recorded an accrual for this matter as it has concluded that the probability of loss is remote.
6.    Capitalization
During the three months ended June 30, 2018, the company repurchased $25,015 of common stock (366 shares). As of June 30, 2018, $87,826 remained in the current stock repurchase authorization which expires on March 31, 2019.
7.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses and Restructuring for the three months ended June 30, 2018 and 2017. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended June 30,
	2018	2017
Cost of services revenue	$756	$751
Sales and marketing	9,524	9,440
Research and development	2,215	2,070
General and administrative	4,599	7,303
Restructuring	910	—
Stock-based compensation expense	$18,004	$19,564
As of June 30, 2018, there was approximately $88,472 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.58 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeitured, stock-based compensation will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock Option activity for the three months ended June 30, 2018 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2018	4,402	$48.64
Options granted	—	—
Options exercised	(446)	30.05
Options forfeited	(1)	45.52
Options expired	(28)	85.41
Outstanding as of June 30, 2018	3,927	$50.50	4.04	$78,513
Exercisable as of June 30, 2018	3,797	$50.70	3.96	$75,755
The total intrinsic value of options exercised was $16,760 for the three months ended June 30, 2018 and $7,002 for the three months ended June 30, 2017. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2018 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2018	2,166	$54.13
Awarded	335	71.58
Vested	(382)	52.83
Forfeited	(96)	55.61
Non-vested as of June 30, 2018	2,023	$56.78
The weighted average fair value of restricted stock units awarded was $71.58 per unit during the three months ended June 30, 2018, and $60.19 per unit during the three months ended June 30, 2017. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the three months ended June 30, 2018, the Company granted 72 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2019 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (144 shares) based on actual fiscal 2019 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the three months ended June 30, 2018, the Company granted 75 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (150 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the three months ended June 30, 2018 was $81.78. The awards are included in the restricted stock unit table.
8.    Income Taxes
Income tax expense was $2,649 in the three months ended June 30, 2018 compared to a benefit of $3,837 in the three months ended June 30, 2017. In fiscal 2018 the Company determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The tax expense for the three months ended June 30, 2018 relates primarily to current foreign taxes.
Impact of U.S. Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of June 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was the reduction of the value of the Company's net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. Based on analysis completed to date the one-time transition tax is expected to be zero. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company also continues to evaluate the impact of the GILTI provisions under the Act which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (IRS).  The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”).  The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact.  While the Company has included an estimate of GILTI in its estimated effective tax rate for fiscal 2019, it has not completed its analysis and has not determined which method to elect.  Adjustments related to the amount of GILTI recorded in the financial statements may be required based on the outcome of this election. However, there is no impact on tax expense in the first quarter due to the valuation allowance recorded against deferred tax assets.

The Act also requires other complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the Act, estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that is different from our current interpretation.
9.    Restructuring
In fiscal 2019, the Company initiated a restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas. During the quarter the Company incurred total restructuring charges of $7,895. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $910 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The activity in the Company’s restructuring accruals for the three months ended June 30, 2018 is summarized as follows:

Total
Balance at March 31, 2018	$—
Restructuring charges	7,895
Payments	(4,576)
Balance at June 30, 2018	$3,319

As of June 30, 2018, the outstanding restructuring accruals primarily relate to future severance payments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. In fiscal 2018, we also started selling appliances that integrate the our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of June 30, 2018, we had licensed our software applications to approximately 27,000 registered customers.

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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and products. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 43% and 45% of our total revenues for the three months ended June 30, 2018 and 2017, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented approximately 59% and 63% of our total software and products revenue in the three months ended June 30, 2018 and 2017, respectively.

Software and products revenue generated through indirect distribution channels was 84% of total software and products revenue in the three months ended June 30, 2018 and was approximately 81% of total software revenue in the three months ended June 30, 2017. Software and products revenue generated through direct distribution channels was approximately 16% of total software and products revenue in the three months ended June 30, 2018 and was approximately 19% of total software revenue in the three months ended June 30, 2017. The dollar value of software and products revenue generated through indirect distribution channels increased approximately $2.3 million, or 4%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The dollar value of software and products revenue generated through direct distribution channels decreased approximately $2.0 million, or 14%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Vantara (formerly Hitachi Data Systems) ("Hitachi") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including Hitachi, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for approximately 13% of our total revenues for the three months ended June 30, 2018 and 10% of our total revenues for the three months ended June 30, 2017.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Tech Data Corporation ("Tech Data"). Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 37% of our total revenues through Arrow in the three months ended June 30, 2018 and approximately 36% in the three months ended June 30, 2017. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 57% of our total revenues for the three months ended June 30, 2018 and 55% of our total revenues for the three months ended June 30, 2017. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.
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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 46% of our total revenue for the three months ended June 30, 2018 and 45% of our total revenue for the three months ended June 30, 2017. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2017 our software and products revenue would have been lower by $1.2 million, our services revenue would have been lower by $1.8 million, our cost of sales would have been lower by $0.9 million and our operating expenses would have been lower by $1.8 million from non-U.S. operations for the three months ended June 30, 2018.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction gains of $0.5 million and $0.1 million in the three months ended June 30, 2018 and 2017, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes;
•Software Development Costs;
•Deferred Commissions Costs
There have been no significant changes in our critical accounting policies during the three months ended June 30, 2018 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2018. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2018 Annual Report on Form 10-K filed for a description of our accounting policies.

Results of Operations
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Revenues
Total revenues increased $10.2 million, or 6%, from $166.0 million in the three months ended June 30, 2017 to $176.2 million in the three months ended June 30, 2018.
Software and Products Revenue. Software and products revenue increased $0.3 million, from $74.8 million in the three months ended June 30, 2017 to $75.1 million in the three months ended June 30, 2018. Software and products revenue represented 43% of our total revenues in the three months ended June 30, 2018 as compared to 45% of total revenues in the three months ended June 30, 2017.
Americas, EMEA and APAC represented 56%, 29% and 15% of total software and products revenue, respectively, for the three months ended June 30, 2018. The year-over-year change in software and products revenue in the Americas increased 5%, EMEA decreased 7% and APAC deceased 1%.

▪
The increase in Americas software and products revenue was the result of in increase in the number of enterprise revenue transactions and an increase in the total amount of non-enterprise transaction revenue. These increases were partially offset by a decline in the average size of enterprise revenue transactions.

▪
EMEA software and products revenue decreased as a result of a decline in enterprise transaction revenue driven by a decrease in the average size of these transactions. This decrease was partially offset by an increase in both the number of enterprise revenue transactions and an increase in total revenue from non-enterprise revenue transactions. Using the average foreign currency exchange rates from the three months ended June 30, 2017, EMEA software and products revenue would have been lower by $1.0 million.

▪
APAC software and products revenue decreased by 1% versus the prior year. The decline in revenue was the result of a decline in the average size of enterprise revenue transactions that was partially offset by an increase in revenue from non-enterprise revenue transactions.

▪
Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented approximately 59% of our software and products revenue in the three months ended June 30, 2018 and approximately 63% of our software and products revenue in the three months ended June 30, 2017. Enterprise transaction revenue decreased by $2.7 million, or 6%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decrease was driven by a 35% decrease in the average dollar amount of such transactions partially offset by a 46% increase in the number of transactions. The average sales price was approximately $243,000 in the three months ended June 30, 2018 and approximately $375,000 in the three months ended June 30, 2017. Software and products revenue derived from transactions less than $0.1 million increased $3.0 million, or 11%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Services Revenue. Services revenue increased $9.9 million, or 11%, from $91.2 million in the three months ended June 30, 2017 to $101.1 million in the three months ended June 30, 2018. Services revenue represented 57% of our total revenues in the three months ended June 30, 2018 and 55% in the three months ended June 30, 2017. The increase in services revenue is due to a $8.5 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $3.3 million, from $0.8 million in the three months ended June 30, 2017 to $4.1 million in the three months ended June 30, 2018. Cost of software and product revenue represented 5% of software and product revenue in the three months ended June 30, 2018 compared to 1% in the three months ended June 30, 2017. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues increased $2.6 million, or 13%, from $20.9 million in the three months ended June 30, 2017 to $23.5 million in the three months ended June 30, 2018. The gross margin of our services revenue was 77% for both the three months ended June 30, 2018 and 2017.

Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $2.3 million, or 2%, from $99.9 million in the three months ended June 30, 2017 to $97.6 million in the three months ended June 30, 2018. The decrease is primarily the result of a decline in expenses related to our annual sales meeting which occurred in Q1 of fiscal 2018 but will occur in Q2 of fiscal 2019, along with reductions in travel expenses. Sales and marketing expenses as a percentage of total revenues was 55% in the three months ended June 30, 2018 and 60% in the three months ended June 30, 2017.
Research and Development. Research and development expenses increased $2.2 million, or 10%, from $22.5 million in the three months ended June 30, 2017 to $24.8 million in the three months ended June 30, 2018. The increase is due to salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 14% in both the three months ended June 30, 2018 and 2017. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses decreased $1.3 million, or 5%, from $23.9 million in the three months ended June 30, 2017 to $22.5 million in the three months ended June 30, 2018. The decrease is primarily the result of a $2.7 million decrease in stock-based compensation as well as a reduction in other employee related expenses. This decrease was partially offset by costs related to a non-routine shareholder matter. The costs are for professional fees related to our settlement agreement with the shareholder and consulting fees incurred with the operational review which was agreed to as part of the settlement. Expenses in the three months ended June 30, 2018 also includes approximately $0.5 million of net foreign currency transaction gains compared to $0.1 million of net foreign currency transaction gains in the three months ended June 30, 2017. General and administrative expenses as a percentage of total revenues was 13% in the three months ended June 30, 2018 and 14% in the three months ended June 30, 2017.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  As part of this strategic initiative, our workforce was reduced by approximately 4%. During the quarter we incurred total restructuring charges of $7.9 million. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $0.9 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring.
Depreciation and Amortization. Depreciation expense increased by $0.2 million from $2.4 million in the three months ended June 30, 2017 to $2.5 million in the three months ended June 30, 2018.
Income Tax Expense
Income tax expense was $2.6 million in the three months ended June 30, 2018 compared to a benefit of $3.8 million in the three months ended June 30, 2017. In fiscal 2018 we determined that it is more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore we recorded a valuation allowance to reduce the carrying value of gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The tax expense for the three months ended June 30, 2018 relates primarily to current foreign taxes.
Liquidity and Capital Resources
As of June 30, 2018, our cash and cash equivalents balance of $351.9 million primarily consisted of cash and money market funds. In addition, as of June 30, 2018 we have short-term investments invested in U.S. Treasury Bills totaling $109.8 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2018, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $197 million. These balances are dispersed across many international locations around the world. In the event we repatriated funds from outside of the United States, such repatriation could be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes. As a result of recent corporate tax reform in the United States, we are obligated to pay a one time income tax on the cumulative total of any foreign earnings which have not been repatriated. We currently estimate this one time tax to be zero. Prospectively, we believe that as a result of this tax reform, we will likely be able to repatriate foreign earnings without paying U.S. income tax. However, we will remain subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
During the three months ended June 30, 2018, we repurchased $25.0 million of common stock shares under our share repurchase program. As of June 30, 2018, $87.8 million remains authorized through March 31, 2019. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.

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
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$24,770	$19,933
Net cash provided by (used in) investing activities	18,362	(12,247)
Net cash provided by (used in) financing activities	(11,617)	5,570
Effects of exchange rate-changes in cash	(10,387)	6,775
Net increase in cash and cash equivalents	$21,128	$20,031
Net cash provided by operating activities was $24.8 million in the three months ended June 30, 2018 and $19.9 million in the three months ended June 30, 2017. In the three months ended June 30, 2018, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, collection of accounts receivable, and an increase in deferred revenue and a decrease in other current assets. These amounts were partially offset by a decrease in accrued liabilities. In the three months ended June 30, 2017, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, collection of accounts receivable and an increase in deferred revenue. These amounts were partially offset by a decrease in accrued liabilities and an increase in other current assets which included a $3.0 million payment for software royalties related to our hyper-converged products and appliance strategy.
Net cash provided by (used in) investing activities was $18.4 million for the three months ended June 30, 2018 and ($12.2 million) in the three months ended June 30, 2017. In the three months ended June 30, 2018, cash provided by investing activities was related to $21.9 million in net proceeds from the maturity of U.S. Treasury Bills, which was partially offset by $3.5 million of capital expenditures. In the three months ended June 30, 2017, cash used in investing activities was related to $10.8 million in net purchases of U.S. Treasury Bills and $1.5 million of capital expenditures.
Net cash provided by (used in) financing activities was ($11.6 million) in the three months ended June 30, 2018 and $5.6 million in the three months ended June 30, 2017. The cash used in financing activities in the three months ended June 30, 2018 was the result of $25.0 million of repurchases of common shares partially offset by $13.4 million of proceeds from the exercise of stock options. The cash provided by financing activities in the three months ended June 30, 2017 was due to proceeds from the exercise of stock options.
Working capital decreased $2.9 million from $322.6 million as of March 31, 2018 to $319.7 million as of June 30, 2018. The net decrease in working capital is due primarily to our use of cash to repurchase common shares offset by cash flow from operations and proceeds from the exercise of stock options . We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of June 30, 2018, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
As of June 30, 2018, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 46% of our sales were outside the United States for the three months ended June 30, 2018. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. We recognized a net foreign currency transaction gains of $0.5 million in the three months ended June 30, 2018. We recognized net foreign currency transaction gain of $0.1 million in the three months ended June 30, 2017. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 10, 2014, a purported class action complaint was filed in the United States District Court for the District of New Jersey against the Company, its Chief Executive Officer and its Chief Financial Officer. The case was captioned In re Commvault Systems, Inc. Securities Litigation (Master File No. 3:14-cv-05628-MAS-LHG). The suit alleged that we made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The suit was purportedly brought on behalf of purchasers of our common stock during the period from May 7, 2013 through April 24, 2014, and sought compensatory damages, costs and expenses, as well as equitable or other relief. Lead plaintiff, the Arkansas Teachers Retirement System, was appointed on January 12, 2015, and on March 18, 2015, an amended complaint was filed by the plaintiffs. On December 17, 2015, the defendant’s motion to dismiss the case was granted and the case dismissed; however, the plaintiffs were permitted to re-file their claim, which they did on February 5, 2016.  Defendants filed another motion to dismiss on April 5, 2016, which was denied by the court on September 30, 2016. Thereafter, discovery commenced. On October 2, 2017, the parties entered into an agreement in principle to settle the action for $12.5 million. The parties signed a stipulation of settlement on November 30, 2017, which was filed with the court. On January 22, 2018, the court entered an order granting preliminary approval to the settlement, and, among other things, ordered that a final approval hearing be held.  On May 14, 2018, the court held a final approval hearing on the settlement and shortly thereafter entered a final order approving the settlement of the action. The settlement amount has been funded solely by our insurers.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued us and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents: U.S. Patent Nos.  9,054,728, 7,415,530, 9,116,908, and 8,717,204. Realtime dismissed the case in Texas and refiled this case in the District of Delaware on July 10, 2017. Realtime has sued numerous other companies for infringement of these and other patents.  Realtime seeks monetary damages and an injunction.  We responded to the complaint by filing a motion to dismiss on the grounds that the patents are directed to patent-ineligible subject matter. The Court has not yet ruled on this motion.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition or cash flows. We intend to defend ourselves vigorously. As of June 30, 2018, we have not recorded an accrual for this matter as we have concluded that the probability of loss is remote.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

We recently implemented a restructuring program, which we cannot guarantee will achieve its intended result.

In the first quarter of fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions while reducing costs across all functional areas. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

During the first fiscal quarter of the fiscal 2019, we repurchased $25.0 million of common stock, or 365,546 shares, under our share repurchase program. A summary of our repurchases of common stock during the three months ended June 30, 2018 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
April 2018	—	$—	—	$112,840,234
May 2018	365,546	$68.35	365,546	$87,825,639
June 2018	—	$—	—	$87,825,639
Three months ended June 30, 2018	365,546	$68.35	365,546

Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description
10.1	Letter Agreement, by and among Commvault Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated April 30, 2018.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	July 25, 2018	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	July 25, 2018	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer