Form 10-Q
period 2018-09-30
COMMVAULT SYSTEMS INC
filed 2018-10-31
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, "accelerated filer", "smaller reporting company" and "emerging growth company" in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2018, there were 46,288,354 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$353,181	$330,784
Short-term investments	130,919	131,637
Trade accounts receivable	137,338	162,119
Other current assets	21,034	22,248
Total current assets	642,472	646,788
Property and equipment, net	126,292	128,612
Deferred commissions cost	32,290	33,092
Other assets	8,981	10,150
Total assets	$810,035	$818,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349	$761
Accrued liabilities	71,431	82,299
Deferred revenue	223,192	241,113
Total current liabilities	294,972	324,173
Deferred revenue, less current portion	92,514	84,661
Deferred tax liabilities, net	2,304	2,430
Other liabilities	3,100	3,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at September 30, 2018 and March 31, 2018	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,034 shares and 45,118 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	458	450
Additional paid-in capital	843,622	782,764
Accumulated deficit	(415,143)	(373,678)
Accumulated other comprehensive loss	(11,792)	(5,472)
Total stockholders’ equity	417,145	404,064
Total liabilities and stockholders’ equity	$810,035	$818,642

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Software and products	$69,504	$72,020	$144,554	$146,781
Services	99,574	96,120	200,701	187,331
Total revenues	169,078	168,140	345,255	334,112
Cost of revenues:
Software and products	5,049	1,086	9,169	1,891
Services	21,824	22,181	45,310	43,037
Total cost of revenues	26,873	23,267	54,479	44,928
Gross margin	142,205	144,873	290,776	289,184
Operating expenses:
Sales and marketing	89,494	100,595	187,110	200,504
Research and development	24,507	22,925	49,301	45,470
General and administrative	24,004	23,620	46,546	47,471
Restructuring	494	—	8,389	—
Depreciation and amortization	2,700	2,388	5,233	4,755
Total operating expenses	141,199	149,528	296,579	298,200
Income (loss) from operations	1,006	(4,655)	(5,803)	(9,016)
Interest income	1,148	539	2,039	972
Interest expense	—	(234)	—	(466)
Equity in loss of affiliate	—	(162)	—	(123)
Income (loss) before income taxes	2,154	(4,512)	(3,764)	(8,633)
Income tax expense (benefit)	1,263	(3,502)	3,912	(7,339)
Net income (loss)	$891	$(1,010)	$(7,676)	$(1,294)
Net income (loss) per common share:
Basic	$0.02	$(0.02)	$(0.17)	$(0.03)
Diluted	$0.02	$(0.02)	$(0.17)	$(0.03)
Weighted average common shares outstanding:
Basic	45,880	45,598	45,666	45,364
Diluted	47,798	45,598	45,666	45,364

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	891	(1,010)	(7,676)	(1,294)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,151)	1,569	(6,320)	4,620
Comprehensive income (loss)	$(260)	$559	$(13,996)	$3,326

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2018	45,580	$454	$811,271	$(404,369)	$(10,641)	$396,715
Stock-based compensation			17,750			17,750
Share issuances related to stock-based compensation	655	6	16,222			16,228
Repurchase of common stock	(201)	(2)	(1,621)	(11,665)		(13,288)
Net income				891		891
Other comprehensive loss					(1,151)	(1,151)
Balance as of September 30, 2018	46,034	$458	$843,622	$(415,143)	$(11,792)	$417,145

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2018	45,118	$450	$782,764	$(373,678)	$(5,472)	$404,064
Stock-based compensation			35,754			35,754
Share issuances related to stock-based compensation	1,483	14	29,612			29,626
Repurchase of common stock	(567)	(6)	(4,508)	(33,789)		(38,303)
Net loss				(7,676)		(7,676)
Other comprehensive loss					(6,320)	(6,320)
Balance as of September 30, 2018	46,034	$458	$843,622	$(415,143)	$(11,792)	$417,145
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2017	45,354	$452	$720,041	$(216,232)	$(9,264)	$494,997
Stock-based compensation			19,821			19,821
Share issuances related to stock-based compensation	533	6	11,159			11,165
Repurchase of common stock	(192)	(2)	(1,477)	(9,780)		(11,259)
Net loss				(1,010)		(1,010)
Other comprehensive income					1,569	1,569
Balance as of September 30, 2017	45,695	$456	$749,544	$(227,022)	$(7,695)	$515,283

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2017	44,816	$447	$694,477	$(215,677)	$(12,315)	$466,932
Cumulative Effect of Adoption of ASU 2016-09			435	(271)		164
Stock-based compensation			39,385			39,385
Share issuances related to stock-based compensation	1,071	11	16,724			16,735
Repurchase of common stock	(192)	(2)	(1,477)	(9,780)		(11,259)
Net loss				(1,294)		(1,294)
Other comprehensive income					4,620	4,620
Balance as of September 30, 2017	45,695	$456	$749,544	$(227,022)	$(7,695)	$515,283
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(7,676)	$(1,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,072	5,567
Noncash stock-based compensation	35,754	39,385
Deferred income taxes	(273)	(2,789)
Equity in loss of affiliate	—	123
Amortization of deferred commissions cost	8,916	8,339
Changes in operating assets and liabilities:
Trade accounts receivable	21,495	12,439
Other current assets and Other assets	4,884	(12,778)
Deferred commissions cost	(8,866)	(7,514)
Accounts payable	(382)	60
Accrued liabilities	(13,736)	(19,109)
Deferred revenue	(3,796)	7,413
Other liabilities	138	(224)
Net cash provided by operating activities	42,530	29,618
Cash flows from investing activities
Purchase of short-term investments	(65,519)	(77,174)
Proceeds from maturity of short-term investments	66,237	66,609
Purchase of property and equipment	(3,998)	(2,634)
Net cash used in investing activities	(3,280)	(13,199)
Cash flows from financing activities
Repurchase of common stock	(38,303)	(11,259)
Proceeds from stock-based compensation plans	29,626	16,735
Net cash provided by (used in) financing activities	(8,677)	5,476
Effects of exchange rate — changes in cash	(8,176)	11,945
Net increase in cash and cash equivalents	22,397	33,840
Cash and cash equivalents at beginning of period	330,784	329,491
Cash and cash equivalents at end of period	$353,181	$363,331

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
The consolidated financial statements as of September 30, 2018 and for the three and six months ended September 30, 2018 and 2017 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2018. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2018.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Recently Issued Accounting Standards
Leases

    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The Company will adopt this ASU in fiscal 2020. The Company is currently assessing the impact of the adoption of ASU 2016-02 and expects to adopt the standard using the transition method in which prior period financial information is not adjusted.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 36% of total revenues for both the six months ended September 30, 2018 and 2017, respectively. Arrow accounted for 28% of total accounts receivable as of September 30, 2018 and 38% of total accounts receivable as of March 31, 2018.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at September 30, 2018 and March 31, 2018:

September 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$117,919	—	—	$117,919
Short-term investments	$—	131,929	—	$131,929

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$43,545	—	—	$43,545
Short-term investments	$—	132,263	—	$132,263

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
Historically, the Company’s software licenses typically provide for a perpetual right to use the Company’s software. The Company also sells term-based software licenses that expire, which are referred to as subscription arrangements. The Company does not customize its software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. The Company has concluded that its software license is functional intellectual property that is distinct as the user can benefit from the software on its own. Software revenue is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

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

	Three Months Ended September 30, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$41,376	$17,526	$10,602	$69,504
Customer Support Revenue	59,675	20,443	9,489	89,607
Professional Services	5,489	2,705	1,773	9,967
Total Revenue	$106,540	$40,674	$21,864	$169,078

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Three Months Ended September 30, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$40,704	$21,049	$10,267	$72,020
Customer Support Revenue	58,205	18,625	8,947	85,777
Professional Services	5,965	2,759	1,619	10,343
Total Revenue	$104,874	$42,433	$20,833	$168,140

	Six Months Ended September 30, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$83,492	$39,551	$21,511	$144,554
Customer Support Revenue	120,101	40,802	19,110	180,013
Professional Services	11,274	5,931	3,483	20,688
Total Revenue	$214,867	$86,284	$44,104	$345,255

	Six Months Ended September 30, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$80,715	$44,821	$21,245	$146,781
Customer Support Revenue	114,394	35,736	17,537	167,667
Professional Services	10,826	5,304	3,534	19,664
Total Revenue	$205,935	$85,861	$42,316	$334,112

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts.

In certain contracts the Company allows customers to pay for term-based, or subscription, software licenses and products over the term of the license. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the consolidated balance sheet. Long term unbilled receivables are included in Other assets. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2018	$152,219	$9,900	$4,380	$241,113	$84,661
Increase/(decrease), net	(27,200)	2,419	343	(17,921)	7,853
Ending Balance as of September 30, 2018	$125,019	$12,319	$4,723	$223,192	$92,514

The decrease in accounts receivable is primarily a result of a decrease in software and products revenue relative to the fourth quarter of the prior year as well as a concentration of customer support renewals in the second half of the fiscal year. The decrease in deferred revenue is primarily the result of a decrease in deferred customer support revenue related to software and products revenue transactions and customer support renewals relative to the fourth quarter of fiscal 2018 and a strengthening of the U.S. dollar.

The amount of revenue recognized in fiscal 2019 that was included in the March 31, 2018 balance of deferred revenue was $66,993 and $157,230 for the three and six months ended September 30, 2018, respectively. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of September 30, 2018, $23,043 of revenue may be recognized from remaining performance obligations, of which $1,513 was related to software and products. The Company expects the software and products revenue to be recognized next quarter. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.
4.    Net Income per Common Share
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 1,024 and 7,433 for the three months ended September 30, 2018 and 2017, respectively, and 5,874 and 7,557 for the six months ended September 30, 2018 and 2017, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents.  Realtime has sued numerous other companies for infringement of these and other patents. Realtime seeks monetary damages and an injunction. On October 5, 2018, the Company reached an agreement which resulted in the dismissal with prejudice of Realtime’s claims, as well as Realtime’s claims against the Company’s customers, to the extent those claims are based on Commvault’s products.  In connection with matter, the Company accrued $1,400 of General and administrative expense in the three and six months ended September 30, 2018.  The Company has concluded that any loss related to this matter in excess of this accrual is remote.  However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.
6.    Capitalization
On August 1, 2018 the Company's Board of Directors unanimously approved the termination of the Company’s rights agreement, which was originally scheduled to expire on November 14, 2018. The plan was amended to accelerate the expiration date to August 1, 2018, effectively terminating the plan as of that date.
Subsequent Event
On October 18, 2018, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2020 and authorized an increase to the existing share repurchase program so that $200,000 was available.
7.    Stock Plans
On August 23, 2018, the Company’s shareholders approved an amendment to the Omnibus Incentive Plan (the “2016 Incentive Plan”) to increase the maximum number of shares of common stock that may be delivered under plan to 5,550, an increase of 2,000 shares. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses and Restructuring for the three and six months ended September 30, 2018 and 2017. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of services revenue	$756	$751	$1,512	$1,502
Sales and marketing	9,071	8,984	18,595	18,424
Research and development	2,274	2,070	4,489	4,140
General and administrative	5,345	8,016	9,944	15,319
Restructuring	304	—	1,214	—
Stock-based compensation expense	$17,750	$19,821	$35,754	$39,385
As of September 30, 2018, there was $72,660 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.51 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeitured, stock-based compensation will be different from the Company’s current estimate.
Stock Options
Stock Option activity for the six months ended September 30, 2018 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2018	4,402	$48.64
Options granted	—	—
Options exercised	(724)	33.69
Options forfeited	(9)	45.47
Options expired	(60)	78.89
Outstanding as of September 30, 2018	3,609	$51.15	3.80	$81,866
Exercisable as of September 30, 2018	3,543	$51.28	3.76	$80,158
The total intrinsic value of options exercised was $7,426 and $24,186 for the three and six months ended September 30, 2018 and $4,623 and $11,625 for the three and six months ended September 30, 2017. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2018 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2018	2,166	$54.13
Awarded	397	71.11
Vested	(643)	50.90
Forfeited	(164)	56.69
Non-vested as of September 30, 2018	1,756	$58.89
The weighted average fair value of restricted stock units awarded was $67.41 and $71.11 per unit during the three and six months ended September 30, 2018, and $59.29 and $60.01 per unit during the three and six months ended September 30, 2017. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the six months ended September 30, 2018, the Company granted 72 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2019 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (144 shares) based on actual fiscal 2019 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Awards with a Market Condition
In the six months ended September 30, 2018, the Company granted 75 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (150 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2018 was $81.78. The awards are included in the restricted stock unit table.
8.    Income Taxes
Income tax expense was $3,912 in the six months ended September 30, 2018 compared to a benefit of $7,339 in the six months ended September 30, 2017. In third quarter of fiscal 2018 the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The tax expense for the six months ended September 30, 2018 relates primarily to current foreign taxes.
Impact of U.S. Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of September 30, 2018, the Company has not fully completed the accounting for the tax effects of enactment of the Act; however, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was the reduction of the value of the Company's net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. Based on analysis completed to date the one-time transition tax is expected to be zero. In addition, as of September 30, 2018, the Company no longer considers the undistributed earnings held outside of the U.S. by most of its foreign subsidiaries to be indefinitely reinvested. The Company still considers undistributed earnings held in China and India to be permanently reinvested.

The Company also continues to evaluate the impact of the GILTI provisions under the Act which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (IRS).  The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”).  The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact.  While the Company has included an estimate of GILTI in its estimated effective tax rate for fiscal 2019, it has not completed its analysis and has not determined which method to elect.  Adjustments related to the amount of GILTI recorded in the financial statements may be required based on the outcome of this election. However, there is no impact on tax expense in the six months ended September 30, 2018 due to the valuation allowance recorded against deferred tax assets.

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
9.    Restructuring
In fiscal 2019, the Company initiated a restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas. During the six months ended September 30, 2018, the Company incurred total restructuring charges of $8,389. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $1,214 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

The activity in the Company’s restructuring accruals for the six months ended June 30, 2018 is summarized as follows:

Total
Balance at March 31, 2018	$—
Restructuring charges	8,389
Payments	(6,626)
Balance at September 30, 2018	$1,763

As of September 30, 2018, the outstanding restructuring accruals primarily relate to future severance payments.

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
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. In fiscal 2018, we also started selling appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of September 30, 2018, we had licensed our software applications to over 27,000 registered customers.

Historically, our software licenses typically provided for a perpetual right to use our software and are sold on a per terabyte capacity basis, per-copy, as site licenses or as a solution set. Prior to fiscal 2018, an insignificant amount of our revenue has been sold under subscription, or term-based, license arrangements.  In these arrangements, the customer has the right to use the software over a designated period of time. Revenue from subscription arrangements has continued to become a more significant portion of our total revenue compared to historical periods. We expect that this trend will continue.
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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and products. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 42% and 44% of our total revenues for the six months ended September 30, 2018 and 2017, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented 62% and 61% of our total software and products revenue in the six months ended September 30, 2018 and 2017, respectively.

Software and products revenue generated through indirect distribution channels was 87% of total software and products revenue in the six months ended September 30, 2018 and was 86% of total software revenue in the six months ended September 30, 2017. Software and products revenue generated through direct distribution channels was 13% of total software and products revenue in the six months ended September 30, 2018 and was 14% of total software revenue in the six months ended September 30, 2017. The dollar value of software and products revenue generated through indirect distribution channels decreased $0.2 million, or less than 1%, in the six months ended September 30, 2018 compared to the six months ended September 30, 2017. The dollar value of software and products revenue generated through direct distribution channels decreased $2.0 million, or 10%, in the six months ended September 30, 2018 compared to the six months ended September 30, 2017. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Vantara (formerly Hitachi Data Systems) ("Hitachi") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including Hitachi, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 11% of our total revenues for both the six months ended September 30, 2018 and the six months ended September 30, 2017.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Tech Data Corporation ("Tech Data"). Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 36% of our total revenues through Arrow in both the six months ended September 30, 2018 and 2017, respectively. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 58% of our total revenues for the six months ended September 30, 2018 and 56% of our total revenues for the six months ended September 30, 2017. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.
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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 46% of our total revenue for the six months ended September 30, 2018 and 45% of our total revenue for the six months ended September 30, 2017. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2017 our software and products revenue would have been higher by $1.3 million, our services revenue would have been higher by $1.3 million, our cost of sales would have been higher by $0.4 million and our operating expenses would have been higher by $1.5 million from non-U.S. operations for the three months ended September 30, 2018. Using the average foreign currency exchange rates from the six months ended September 30, 2017 our software revenue would have been higher by less than $0.1 million, our services revenue would have been lower by $0.5 million, our cost of sales would have been lower by $0.5 million and our operating expenses would have been lower by $0.3 million from non-U.S. operations for the six months ended September 30, 2018.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction gains of $0.2 million and $0.7 million in the three and six months ended September 30, 2018, respectively. We recognized a net foreign currency transaction gains of less than $0.1 million and $0.2 million in the three and six months ended September 30, 2017, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes;
•Software Development Costs;
•Deferred Commissions Costs
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2018 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2018. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2018 Annual Report on Form 10-K filed for a description of our accounting policies.

Results of Operations
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Revenues
Total revenues increased $0.9 million, or 1%, from $168.1 million in the three months ended September 30, 2017 to $169.1 million in the three months ended September 30, 2018.
Software and Products Revenue. Software and products revenue decreased $2.5 million, or 3%, from $72.0 million in the three months ended September 30, 2017 to $69.5 million in the three months ended September 30, 2018. Software and products revenue represented 41% of our total revenues in the three months ended September 30, 2018 compared to 43% of total revenues in the three months ended September 30, 2017.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 60%, 25% and 15% of total software and products revenue, respectively, for the three months ended September 30, 2018. The year over year decline of software and products revenue in EMEA was 17%, which was partially offset by 2% growth in Americas and 3% growth in APAC.

▪	Americas enterprise transaction revenue increased by 13% as a result of an increase in the number of transactions which was offset by a decrease in non-enterprise transaction revenue.

▪
EMEA software and products revenue decreased primarily due to a 12% decrease in enterprise transaction revenue. The decrease in enterprise transaction revenue was primarily the result of a decrease in the average dollar value of enterprise revenue transactions.

▪	The increase in APAC software and products revenue was primarily the result of an increase in enterprise revenue.

▪
Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 66% of our software and products revenue in the three months ended September 30, 2018 and 59% of our software and products revenue in the three months ended September 30, 2017. Enterprise transactions increased by $3.5 million, or 8%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was driven by a 10% increase in the number of enterprise transactions. The average dollar amount of such transactions was approximately $284,000 in the three months ended September 30, 2018 and approximately $287,000 in the three months ended September 30, 2017.
Services Revenue. Services revenue increased $3.5 million, or 4%, from $96.1 million in the three months ended September 30, 2017 to $99.6 million in the three months ended September 30, 2018. Services revenue represented 59% of our total revenues in the three months ended September 30, 2018 and 57% in the three months ended September 30, 2017. The increase in services revenue is due to a $3.8 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $4.0 million, from $1.1 million in the three months ended September 30, 2017 to $5.0 million in the three months ended September 30, 2018. Cost of software and product revenue represented 7% of software and product revenue in the three months ended September 30, 2018 compared to 2% in the three months ended September 30, 2017. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues decreased $0.4 million, or 2%, from $22.2 million in the three months ended September 30, 2017 to $21.8 million in the three months ended September 30, 2018. The gross margin of our services revenue was 78% and 77% for the three months ended September 30, 2018 and 2017, respectively.

Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $11.1 million, or 11%, from $100.6 million in the three months ended September 30, 2017 to $89.5 million in the three months ended September 30, 2018. The decrease is due to a $7.0 million decrease in employee compensation and related expenses mainly attributable to our restructuring initiatives, a $2.3 million decrease in travel expenses and a $1.3 million decrease in marketing expenses. Sales and marketing expenses as a percentage of total revenues was 53% and 60% the three months ended September 30, 2018 and 2017, respectively.
Research and Development. Research and development expenses increased $1.6 million, or 7%, from $22.9 million in the three months ended September 30, 2017 to $24.5 million in the three months ended September 30, 2018. The increase is primarily due to an increase in salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 14% in both the three months ended September 30, 2018 and 2017. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses increased $0.4 million, or 2%, from $23.6 million in the three months ended September 30, 2017 to $24.0 million in the three months ended September 30, 2018. The increase is the result of $4.2 million in costs related to a non-routine shareholder matters and $1.4 million related to the non-routine settlement of an intellectual property matter. These increases were partially offset by a $3.8 million reduction in employee-related expenses, including $2.7 million in stock-based compensation. General and administrative expenses in the three months ended September 30, 2018 includes $0.2 million of net foreign currency transaction gains. General and administrative expenses as a percentage of total revenues was 14% in both the three months ended September 30, 2018 and 2017.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  During the quarter we incurred total restructuring charges of $0.5 million. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $0.3 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Depreciation and Amortization. Depreciation expense increased by $0.3 million from $2.4 million in the three months ended September 30, 2017 to $2.7 million in the three months ended September 30, 2018.
Income Tax Expense
Income tax expense was $1.3 million in the three months ended September 30, 2018 compared to a benefit of $3.5 million in the three months ended September 30, 2017. In the third quarter of fiscal 2018 we determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The income tax expense for the three months ended September 30, 2018 relates primarily to current foreign taxes.
Six months ended September 30, 2018 compared to six months ended September 30, 2017
Revenues
Total revenues increased $11.1 million, or 3%, from $334.1 million in the six months ended September 30, 2017 to $345.3 million in the six months ended September 30, 2018.
Software and Products Revenue. Software and products revenue decreased $2.2 million, or 2%, from $146.8 million in the six months ended September 30, 2017 to $144.6 million in the six months ended September 30, 2018. Software and products revenue represented 42% of our total revenues in the six months ended September 30, 2018 as compared to 44% of total revenues in the six months ended September 30, 2017.
Americas, EMEA and APAC represented 58%, 27% and 15% of total software and products revenue, respectively, for the six months ended September 30, 2018. Year-over-year growth in software and products revenue in the Americas was 3% and APAC was 1%, while EMEA decreased 12%.

▪
The increase in Americas software and products revenue was the result of in increase in the number of enterprise revenue transactions. This increases were partially offset by a decline in the average size of enterprise revenue transactions and a decrease in revenue from non-enterprise revenue transactions.

▪
EMEA software and products revenue decreased as a result of a decline in enterprise transaction revenue driven by a decrease in the average size of these transactions as well as a decrease in total revenue from non-enterprise revenue transactions. This decrease was partially offset by an increase in the number of enterprise revenue transactions.

▪
The increase in APAC was the result of an increase in the average size of enterprise revenue transactions that was partially offset by an decrease in revenue from non-enterprise revenue transactions and a decrease in the number of enterprise revenue transactions.

▪
Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 62% of our software and products revenue in the six months ended September 30, 2018 and 61% of our software and products revenue in the six months ended September 30, 2017. Enterprise transaction revenue increased by $0.8 million, or 1%, in the six months ended September 30, 2018 compared to the six months ended September 30, 2017. This increase was driven by a 26% increase in the number of transactions partially offset by a 20% decrease in the average dollar amount of such transactions. The average sales price was approximately $262,000 in the six months ended September 30, 2018 and approximately $328,000 in the six months ended September 30, 2017. Software and products revenue derived from transactions less than $0.1 million decreased $3.0 million, or 5%, in the six months ended September 30, 2018 compared to the six months ended September 30, 2017.
Services Revenue. Services revenue increased $13.4 million, or 7%, from $187.3 million in the six months ended September 30, 2017 to $200.7 million in the six months ended September 30, 2018. Services revenue represented 58% of our total revenues in the six months ended September 30, 2018 and 56% in the six months ended September 30, 2017. The increase in services revenue is due to a $12.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $7.3 million, from $1.9 million in the six months ended September 30, 2017 to $9.2 million in the six months ended September 30, 2018. Cost of software and product revenue represented 6% of software and product revenue in the six months ended September 30, 2018 compared to 1% in the six months ended September 30, 2017. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues increased $2.3 million, or 5%, from $43.0 million in the six months ended September 30, 2017 to $45.3 million in the six months ended September 30, 2018. The gross margin of our services revenue was 77% for both the six months ended September 30, 2018 and 2017.
Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $13.4 million, or 7%, from $200.5 million in the six months ended September 30, 2017 to $187.1 million in the six months ended September 30, 2018. The decrease is primarily the result of a $3.8 million decrease in employee compensation and related expenses, a $3.4 million decrease in travel expenses, and a $1.9 million decrease in marketing expenses. Sales and marketing expenses as a percentage of total revenues was 54% in the six months ended September 30, 2018 and 60% in the six months ended September 30, 2017.
Research and Development. Research and development expenses increased $3.8 million, or 8%, from $45.5 million in the six months ended September 30, 2017 to $49.3 million in the six months ended September 30, 2018. The increase is due to salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 14% in both the six months ended September 30, 2018 and 2017. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses decreased $0.9 million, or 2%, from $47.5 million in the six months ended September 30, 2017 to $46.5 million in the six months ended September 30, 2018. The decrease is primarily the result of a $5.4 million decrease in stock-based compensation as well as a $2.3 million reduction in other employee-related expenses. This decrease was partially offset by $7.8 million of costs related to a non-routine shareholder matter. The costs are for professional fees related to our settlement agreement with the shareholder and consulting fees incurred with the operational review which was agreed to as part of the settlement. Fiscal 2019 also includes $1.4 million related to the non-routine settlement of an intellectual property matter. Expenses in the six months ended September 30, 2018 also includes $0.7 million of net foreign currency transaction gains compared to $0.2 million of net foreign currency transaction gains in the six months ended September 30, 2017. General and administrative expenses as a percentage of total revenues was 13% and 14% in the six months ended September 30, 2018 and 2017.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  During the first six months of fiscal 2019, we have incurred total restructuring charges of $8.4 million. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $1.2 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Depreciation and Amortization. Depreciation expense increased by $0.5 million from $4.8 million in the six months ended September 30, 2017 to $5.2 million in the six months ended September 30, 2018.
Income Tax Expense
Income tax expense was $3.9 million in the six months ended September 30, 2018 compared to a benefit of $7.3 million in the six months ended September 30, 2017. In the third quarter of fiscal 2018 we determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The income tax expense for the six months ended September 30, 2018 relates primarily to current foreign taxes.
Liquidity and Capital Resources
As of September 30, 2018, our cash and cash equivalents balance of $353.2 million primarily consisted of cash and money market funds. In addition, as of September 30, 2018 we have short-term investments invested in U.S. Treasury Bills totaling $130.9 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of September 30, 2018, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $130 million. During the three months ended September 30, 2018 we reduced this balance approximately $67 million by returning cash to the U.S. The remaining balances are dispersed across many international locations around the world. We believe that as a result of recent tax reform, we will likely be able to repatriate foreign earnings without paying U.S. income tax. However, we will remain subject to restrictions by local laws and/or tax consequences including foreign withholding taxes. As a result, it may not be economically efficient, or possible, to make this cash available to the U.S. in the near term. As a result of the enactment of the U.S. Tax Reform, among other things, we have changed our assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain of our foreign affiliates. As of September 30. 2018, we no longer consider undistributed earnings held outside of the U.S. by most of our foreign subsidiaries to be indefinitely reinvested. We do still consider undistributed earnings held in China and India to be permanently reinvested. The cash balances in China and India as of September 30, 2018 were approximately $20 million.
During the six months ended September 30, 2018, we repurchased $38.3 million of common stock shares under our share repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. On October 18, 2018, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2020 and authorized an increase to the existing share repurchase program so that $200.0 million was available.

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
Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$42,530	$29,618
Net cash used in investing activities	(3,280)	(13,199)
Net cash provided by (used in) financing activities	(8,677)	5,476
Effects of exchange rate-changes in cash	(8,176)	11,945
Net increase in cash and cash equivalents	$22,397	$33,840
Net cash provided by operating activities was $42.5 million in the six months ended September 30, 2018 and $29.6 million in the six months ended September 30, 2017. In the six months ended September 30, 2018, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, collection of accounts receivable. These amounts were partially offset by a decrease in deferred revenue and accrued liabilities. In the six months ended September 30, 2017, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, an increase in deferred revenue and collection of accounts receivable. These amounts were partially offset by a decrease in accrued liabilities and an increase in other current assets.
Net cash used in investing activities was $3.3 million for the six months ended September 30, 2018 and $13.2 million in the six months ended September 30, 2017. In the six months ended September 30, 2018, cash used in investing activities was related to $4.0 million of capital expenditures, which was partially offset by $0.7 million in net proceeds from the maturity of U.S. Treasury Bills. In the six months ended September 30, 2017, cash used in investing activities was related to $10.6 million in net purchases of U.S. Treasury Bills and $2.6 million of capital expenditures.
Net cash provided by (used in) financing activities was ($8.7 million) in the six months ended September 30, 2018 and $5.5 million in the six months ended September 30, 2017. The cash used in financing activities in the six months ended September 30, 2018 was the result of $38.3 million of repurchases of common shares partially offset by $29.6 million of proceeds from the exercise of stock options and purchases related to our employee stock purchase program. The cash provided by financing activities in the six months ended September 30, 2017 was due to $16.7 million of proceeds from the exercise of stock options and our employee stock purchase program, partially offset by $11.3 million of repurchases of common shares.
Working capital increased $24.9 million from $322.6 million as of March 31, 2018 to $347.5 million as of September 30, 2018. The net increase in working capital is primarily the result of cash flow from operations. We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of September 30, 2018, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
As of September 30, 2018, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 46% of our sales were outside the United States for the six months ended September 30, 2018. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. We recognized a net foreign currency transaction gains of $0.2 million and $0.7 million in the three and six months ended September 30, 2018. We recognized net foreign currency transaction gains of less than of $0.1 million and $0.2 million in the three and six months ended September 30, 2017. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued Commvault and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents.  Realtime has sued numerous other companies for infringement of these and other patents. Realtime seeks monetary damages and an injunction. On October 5, 2018, we reached an agreement which resulted in the dismissal with prejudice of Realtime’s claims, as well as Realtime’s claims against our customers, to the extent those claims are based on Commvault’s products.
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

During the second fiscal quarter of the fiscal 2019, we repurchased $13.3 million of common stock, or 201,397 shares, under our share repurchase program. A summary of our repurchases of common stock during the three months ended September 30, 2018 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
July 2018	26,000	$63.73	26,000	$86,169,118
August 2018	144,100	$66.03	144,100	$76,660,937
September 2018	31,297	$68.48	31,297	$74,538,094	*
Three months ended September 30, 2018	201,397	$66.11	201,397
*On October 18, 2018, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2020 and authorized an increase to the existing share repurchase program so that $200.0 million was available.
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

Commvault Systems, Inc.

Dated:	October 31, 2018	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	October 31, 2018	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer