Form 10-Q
period 2018-12-31
COMMVAULT SYSTEMS INC
filed 2019-01-29
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 25, 2019, there were 45,896,602 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$327,398	$330,784
Short-term investments	130,544	131,637
Trade accounts receivable	170,497	162,119
Other current assets	18,543	22,248
Total current assets	646,982	646,788
Property and equipment, net	124,188	128,612
Deferred commissions cost	32,744	33,092
Other assets	10,773	10,150
Total assets	$814,687	$818,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,347	$761
Accrued liabilities	87,396	82,299
Deferred revenue	228,944	241,113
Total current liabilities	317,687	324,173
Deferred revenue, less current portion	96,448	84,661
Deferred tax liabilities, net	2,449	2,430
Other liabilities	3,076	3,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at December 31, 2018 and March 31, 2018	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,799 shares and 45,118 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	456	450
Additional paid-in capital	854,883	782,764
Accumulated deficit	(448,347)	(373,678)
Accumulated other comprehensive loss	(11,965)	(5,472)
Total stockholders’ equity	395,027	404,064
Total liabilities and stockholders’ equity	$814,687	$818,642

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Software and products	$84,515	$81,443	$229,069	$228,224
Services	99,760	98,923	300,461	286,254
Total revenues	184,275	180,366	529,530	514,478
Cost of revenues:
Software and products	6,093	1,234	15,262	3,125
Services	22,760	23,723	68,070	66,760
Total cost of revenues	28,853	24,957	83,332	69,885
Gross margin	155,422	155,409	446,198	444,593
Operating expenses:
Sales and marketing	94,392	105,106	281,502	305,610
Research and development	22,916	23,981	72,217	69,451
General and administrative	19,989	20,387	66,535	67,858
Restructuring	4,953	—	13,342	—
Depreciation and amortization	2,728	2,457	7,961	7,212
Total operating expenses	144,978	151,931	441,557	450,131
Income (loss) from operations	10,444	3,478	4,641	(5,538)
Interest income	1,721	588	3,760	1,560
Interest expense	—	(232)	—	(698)
Equity in loss of affiliate	—	(158)	—	(281)
Income (loss) before income taxes	12,165	3,676	8,401	(4,957)
Income tax expense (benefit)	(1,235)	62,621	2,677	55,282
Net income (loss)	$13,400	$(58,945)	$5,724	$(60,239)
Net income (loss) per common share:
Basic	$0.29	$(1.30)	$0.12	$(1.33)
Diluted	$0.28	$(1.30)	$0.12	$(1.33)
Weighted average common shares outstanding:
Basic	46,074	45,291	45,803	45,340
Diluted	47,357	45,291	47,674	45,340

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	13,400	(58,945)	5,724	(60,239)
Other comprehensive income (loss):
Foreign currency translation adjustment	(173)	1,063	(6,493)	5,683
Comprehensive income (loss)	$13,227	$(57,882)	$(769)	$(54,556)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2018	46,034	$458	$843,622	$(415,143)	$(11,792)	$417,145
Stock-based compensation			15,832			15,832
Share issuances related to stock-based compensation	702	7	3,196			3,203
Repurchase of common stock	(937)	(9)	(7,767)	(46,604)		(54,380)
Net income				13,400		13,400
Other comprehensive loss					(173)	(173)
Balance as of December 31, 2018	45,799	$456	$854,883	$(448,347)	$(11,965)	$395,027

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2018	45,118	$450	$782,764	$(373,678)	$(5,472)	$404,064
Stock-based compensation			51,586			51,586
Share issuances related to stock-based compensation	2,185	21	32,808			32,829
Repurchase of common stock	(1,504)	(15)	(12,275)	(80,393)		(92,683)
Net income				5,724		5,724
Other comprehensive loss					(6,493)	(6,493)
Balance as of December 31, 2018	45,799	$456	$854,883	$(448,347)	$(11,965)	$395,027
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity (continued)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2017	45,695	$456	$749,544	$(227,022)	$(7,695)	$515,283
Stock-based compensation			17,753			17,753
Share issuances related to stock-based compensation	589	6	972			978
Repurchase of common stock	(1,499)	(15)	(11,738)	(68,297)		(80,050)
Net loss				(58,945)		(58,945)
Other comprehensive income					1,063	1,063
Balance as of December 31, 2017	44,785	$447	$756,531	$(354,264)	$(6,632)	$396,082

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2017	44,816	$447	$694,477	$(215,677)	$(12,315)	$466,932
Cumulative Effect of Adoption of ASU 2016-09			435	(271)		164
Stock-based compensation			57,138			57,138
Share issuances related to stock-based compensation	1,660	17	17,696			17,713
Repurchase of common stock	(1,691)	(17)	(13,215)	(78,077)		(91,309)
Net loss				(60,239)		(60,239)
Other comprehensive income					5,683	5,683
Balance as of December 31, 2017	44,785	$447	$756,531	$(354,264)	$(6,632)	$396,082
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net Income (loss)	$5,724	$(60,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,112	8,446
Noncash stock-based compensation	51,586	57,138
Deferred income taxes	(150)	53,682
Equity in loss of affiliate	—	281
Amortization of deferred commissions cost	13,006	12,314
Changes in operating assets and liabilities:
Trade accounts receivable	(17,918)	(4,591)
Other current assets and Other assets	10,425	(7,101)
Deferred commissions cost	(13,765)	(12,262)
Accounts payable	637	71
Accrued liabilities	5,345	(3,652)
Deferred revenue	9,368	17,963
Other liabilities	224	(1,222)
Net cash provided by operating activities	73,594	60,828
Cash flows from investing activities
Purchase of short-term investments	(98,150)	(110,181)
Proceeds from maturity of short-term investments	99,243	99,881
Purchase of property and equipment	(5,104)	(5,297)
Net cash used in investing activities	(4,011)	(15,597)
Cash flows from financing activities
Repurchase of common stock	(92,683)	(91,309)
Proceeds from stock-based compensation plans	32,829	17,713
Net cash used in financing activities	(59,854)	(73,596)
Effects of exchange rate — changes in cash	(13,115)	13,368
Net decrease in cash and cash equivalents	(3,386)	(14,997)
Cash and cash equivalents at beginning of period	330,784	329,491
Cash and cash equivalents at end of period	$327,398	$314,494

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
The consolidated financial statements as of December 31, 2018 and for the three and nine months ended December 31, 2018 and 2017 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2018. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2018.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Recently Issued Accounting Standards
Leases

    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term.  The Company will adopt this ASU in fiscal 2020 and will apply it at the beginning of the period of adoption with the cumulative effect of applying the new rules recognized then. The Company anticipates the most significant impact will be the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet, related to operating leases.  This impact on its consolidated balance sheet is estimated to be less than 10% of total assets and liabilities.  Furthermore, the Company expects no significant impact on its consolidated income statement.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% of total revenues for both the nine months ended December 31, 2018 and 2017, respectively. Arrow accounted for 37% of total accounts receivable as of December 31, 2018 and 38% of total accounts receivable as of March 31, 2018.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at December 31, 2018 and March 31, 2018:

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$120,288	—	—	$120,288
Short-term investments	$—	131,824	—	$131,824

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$43,545	—	—	$43,545
Short-term investments	$—	132,263	—	$132,263

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

	Three Months Ended December 31, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$41,798	$31,073	$11,644	$84,515
Customer Support Revenue	58,575	20,597	9,669	88,841
Professional Services	6,193	3,014	1,712	10,919
Total Revenue	$106,566	$54,684	$23,025	$184,275

	Three Months Ended December 31, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$40,783	$29,472	$11,188	$81,443
Customer Support Revenue	59,225	19,478	9,151	87,854
Professional Services	6,287	2,944	1,838	11,069
Total Revenue	$106,295	$51,894	$22,177	$180,366

	Nine Months Ended December 31, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$125,290	$70,624	$33,155	$229,069
Customer Support Revenue	178,676	61,399	28,779	268,854
Professional Services	17,467	8,945	5,195	31,607
Total Revenue	$321,433	$140,968	$67,129	$529,530

	Nine Months Ended December 31, 2017
	Americas	EMEA	APAC	Total
Software and Products Revenue	$121,498	$74,293	$32,433	$228,224
Customer Support Revenue	173,619	55,214	26,688	255,521
Professional Services	17,113	8,248	5,372	30,733
Total Revenue	$312,230	$137,755	$64,493	$514,478

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2018	$152,219	$9,900	$4,380	$241,113	$84,661
Increase/(decrease), net	4,731	3,647	2,519	(12,169)	11,787
Ending Balance as of December 31, 2018	$156,950	$13,547	$6,899	$228,944	$96,448

The increase in accounts receivable is primarily a result of an increase in software and products revenue later in the quarter relative to the fourth quarter of the prior year. The decrease in deferred revenue is primarily the result of the strengthening of the U.S. dollar.

The amount of revenue recognized in fiscal 2019 that was included in the March 31, 2018 balance of deferred revenue was $51,615 and $208,845 for the three and nine months ended December 31, 2018, respectively. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of December 31, 2018, $30,154 of revenue may be recognized from remaining performance obligations, of which $5,901 was related to software and products. The Company expects the vast majority of this software and products revenue to be recognized next quarter. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.
4.    Net Income per Common Share
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance stock options, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 1,045 and 7,247 for the three months ended December 31, 2018 and 2017, respectively, and 1,024 and 7,398 for the nine months ended December 31, 2018 and 2017, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions.

On February 27, 2017, Realtime Data LLC d/b/a/ IXO (“Realtime”), a non-practicing entity, sued the Company and Spectra Logic Corporation in the Eastern District of Texas for alleged infringement of four patents.  Realtime has sued numerous other companies for infringement of these and other patents. Realtime seeks monetary damages and an injunction. On October 5, 2018, the Company reached an agreement which resulted in the dismissal with prejudice of Realtime’s claims, as well as Realtime’s claims against the Company’s customers, to the extent those claims are based on Commvault’s products.  In the nine months ended December 31, 2018, the Company recorded $1,400 of General and administrative expense related to the settlement of this matter.  The Company has concluded that any loss related to this matter in excess of this amount is remote.  However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.
6.    Capitalization
On August 1, 2018 the Company's Board of Directors unanimously approved the termination of the Company’s rights agreement, which was originally scheduled to expire on November 14, 2018. The plan was amended to accelerate the expiration date to August 1, 2018, effectively terminating the plan as of that date.
As of December 31, 2018, $151,055 remained in the Company's current stock repurchase authorization which expires on March 31, 2020.

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
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses and Restructuring for the three and nine months ended December 31, 2018 and 2017. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of services revenue	$705	$846	$2,217	$2,348
Sales and marketing	8,395	9,464	26,990	27,888
Research and development	2,058	2,170	6,547	6,310
General and administrative	4,406	5,273	14,350	20,592
Restructuring	268	—	1,482	—
Stock-based compensation expense	$15,832	$17,753	$51,586	$57,138
As of December 31, 2018, there was $89,112 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.86 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from the Company’s current estimate.
Stock Options
Stock Option activity for the nine months ended December 31, 2018 is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2018	4,402	$48.64
Options granted	—	—
Options exercised	(958)	28.80
Options forfeited	(15)	44.53
Options expired	(75)	80.42
Outstanding as of December 31, 2018	3,354	$53.62	3.76	$42,235
Exercisable as of December 31, 2018	3,343	$53.66	3.75	$42,041
The total intrinsic value of options exercised was $10,276 and $34,462 for the three and nine months ended December 31, 2018 and $1,194 and $12,819 for the three and nine months ended December 31, 2017. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2018 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2018	2,166	$54.13
Awarded	1,049	63.30
Vested	(1,111)	51.05
Forfeited	(241)	57.13
Non-vested as of December 31, 2018	1,863	$60.68
The weighted average fair value of restricted stock units awarded was $58.55 and $63.30 per unit during the three and nine months ended December 31, 2018, and $59.84 and $59.91 per unit during the three and nine months ended December 31, 2017. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the nine months ended December 31, 2018, the Company granted 72 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2019 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (144 shares) based on actual fiscal 2019 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Awards with a Market Condition
In the nine months ended December 31, 2018, the Company granted 75 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (150 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2018 was $81.78 per unit. The awards are included in the restricted stock unit table.
8.    Income Taxes
Income tax expense was $2,677 in the nine months ended December 31, 2018 compared to an expense of $55,282 in the nine months ended December 31, 2017. In third quarter of fiscal 2018 the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The tax expense for the nine months ended December 31, 2018 relates primarily to current foreign taxes.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

income tax purposes. The Company has concluded that the one-time transition tax is zero. In addition, the Company no longer considers the undistributed earnings held outside of the U.S. by most of its foreign subsidiaries to be indefinitely reinvested.

The Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provisions of GILTI as of the fiscal year ended March 31, 2018, it recorded no GILTI-related deferred amounts in the financial statements for the year ended March 31, 2018. After further consideration in the current year, the Company has elected to account for GILTI in the year the tax is incurred, and has recorded an estimate of GILTI as a component of the projected tax provision for the fiscal year ending March 31, 2019.

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
9.    Restructuring
In fiscal 2019, the Company initiated a restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas. During the three and nine months ended December 31, 2018, the Company incurred total restructuring charges of $4,953 and $13,342. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and lease abandonment charges associated with two leases. These charges include $1,482 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

The activity in the Company’s restructuring accruals for the nine months ended December 31, 2018 is summarized as follows:

	Lease abandonment charges	Severance & payroll related charges	Total
Balance at March 31, 2018	$—	$—	$—
Restructuring charges	1,034	12,706	13,740
Payments	(412)	(9,370)	(9,782)
Accrual reversals	—	(398)	(398)
Balance at December 31, 2018	$622	$2,938	$3,560

As of December 31, 2018, the outstanding restructuring accruals primarily relate to future severance and lease payments.

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
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. In fiscal 2018, we also started selling appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of December 31, 2018, we had licensed our software applications to over 27,000 registered customers.

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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and products. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 43% and 44% of our total revenues for the nine months ended December 31, 2018 and 2017, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented 63% and 59% of our total software and products revenue in the nine months ended December 31, 2018 and 2017, respectively.

Software and products revenue generated through indirect distribution channels was 90% of total software and products revenue in the nine months ended December 31, 2018 and was 88% of total software revenue in the nine months ended December 31, 2017. Software and products revenue generated through direct distribution channels was 10% of total software and products revenue in the nine months ended December 31, 2018 and was 12% of total software revenue in the nine months ended December 31, 2017. The dollar value of software and products revenue generated through indirect distribution channels increased $7.3 million, or 4%, in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. The dollar value of software and products revenue generated through direct distribution channels decreased $6.4 million, or 23%, in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.

Our primary original equipment manufacturer agreement is with Hitachi Vantara (formerly Hitachi Data Systems) ("Hitachi") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including Hitachi, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 11% and 14% of our total revenues for the nine months ended December 31, 2018 and the nine months ended December 31, 2017.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Tech Data Corporation ("Tech Data"). Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 37% of our total revenues through Arrow in both the nine months ended December 31, 2018 and 2017, respectively. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 57% of our total revenues for the nine months ended December 31, 2018 and 56% of our total revenues for the nine months ended December 31, 2017. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.
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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenue for the nine months ended December 31, 2018 and 46% of our total revenue for the nine months ended December 31, 2017. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2017 our software and products revenue would have been higher by $2.0 million, our services revenue would have been higher by $1.7 million, our cost of sales would have been higher by $0.5 million and our operating expenses would have been higher by $2.2 million from non-U.S. operations for the three months ended December 31, 2018. Using the average foreign currency exchange rates from the nine months ended December 31, 2017 our software revenue would have been higher by $2.1 million, our services revenue would have been higher by $1.2 million, our cost of sales would have been lower by less than $0.1 million and our operating expenses would have been higher by $1.9 million from non-U.S. operations for the nine months ended December 31, 2018.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $0.1 million and $0.8 million in the three and nine months ended December 31, 2018, respectively. We recognized a net foreign currency transaction gains of less than $0.2 million and less than $0.1 million in the three and nine months ended December 31, 2017, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Stock-Based Compensation;
•Accounting for Income Taxes;
•Software Development Costs;
•Deferred Commissions Costs
There have been no significant changes in our critical accounting policies during the nine months ended December 31, 2018 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2018. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2018 Annual Report on Form 10-K filed for a description of our accounting policies.

Results of Operations
Three months ended December 31, 2018 compared to three months ended December 31, 2017
Revenues
Total revenues increased $3.9 million, or 2%, from $180.4 million in the three months ended December 31, 2017 to $184.3 million in the three months ended December 31, 2018.
Software and Products Revenue. Software and products revenue increased $3.1 million, or 4%, from $81.4 million in the three months ended December 31, 2017 to $84.5 million in the three months ended December 31, 2018. Software and products revenue represented 46% of our total revenues in the three months ended December 31, 2018 and 45% in the three months ended December 31, 2017.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 49%, 37% and 14% of total software and products revenue, respectively, for the three months ended December 31, 2018. The year-over-year increase of software and products revenue in the Americas, EMEA and APAC was 2%, 5% and 4%, respectively.

▪
The increase in Americas software and products revenue was primarily the result of an increase in the number of enterprise revenue transactions. These increases were partially offset by a decrease in revenue from non-enterprise revenue transactions.

▪
EMEA software and products revenue increased as a result of a significant increase in enterprise transaction revenue. The significant increase in enterprise transaction revenue was driven by an increase in the number of transactions. The year over year increase in EMEA software and products revenue was also impacted by the strengthening of the US dollar. Using exchanges rates from the prior year quarter, the increase in software and products revenue would have been 10%.

▪
The increase in APAC software and products revenue was primarily the result of an increase in enterprise revenue due to a significant increase in the number of transactions. The year over year increase in APAC software and products revenue was also impacted by the strengthening of the US dollar. Using exchanges rates from the prior year quarter, the increase in software and products revenue would have been 9%.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 65% of our software and products revenue in the three months ended December 31, 2018 and 57% of our software and products revenue in the three months ended December 31, 2017. Enterprise transactions increased by $8.8 million, or 19%, in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. This increase was driven by a 19% increase in the number of enterprise transactions. The average dollar amount of such transactions was approximately $268,000 in both the three months ended December 31, 2018 and in the three months ended December 31, 2017.
Services Revenue. Services revenue increased $0.8 million, or 1%, from $98.9 million in the three months ended December 31, 2017 to $99.8 million in the three months ended December 31, 2018. Services revenue represented 54% of our total revenues in the three months ended December 31, 2018 and 55% in the three months ended December 31, 2017. The increase in services revenue is due to a $1.0 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $4.9 million, from $1.2 million in the three months ended December 31, 2017 to $6.1 million in the three months ended December 31, 2018. Cost of software and product revenue represented 7% of software and product revenue in the three months ended December 31, 2018 compared to 2% in the three months ended December 31, 2017. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues decreased $1.0 million, or 4%, from $23.7 million in the three months ended December 31, 2017 to $22.8 million in the three months ended December 31, 2018. The gross margin of our services revenue was 77% and 76% for the three months ended December 31, 2018 and 2017, respectively.

Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $10.7 million, or 10%, from $105.1 million in the three months ended December 31, 2017 to $94.4 million in the three months ended December 31, 2018. The decrease is due to a $6.9 million decrease in employee compensation and related expenses mainly attributable to our restructuring and reorganization initiatives and a $1.1 million decrease in travel expenses. Sales and marketing expenses as a percentage of total revenues was 51% and 58% the three months ended December 31, 2018 and 2017, respectively.
Research and Development. Research and development expenses decreased $1.1 million, or 4%, from $24.0 million in the three months ended December 31, 2017 to $22.9 million in the three months ended December 31, 2018. The decrease is primarily due to a decline in non-employee related costs . Research and development expenses as a percentage of total revenues was 12% in the three months ended December 31, 2018 and 13% in the three months ended December 31, 2017. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses decreased $0.4 million, or 2%, from $20.4 million in the three months ended December 31, 2017 to $20.0 million in the three months ended December 31, 2018. The decrease is primarily the result of a reduction in employee related expenses. General and administrative expenses in the three months ended December 31, 2018 includes $1.4 million of costs related to a non-routine shareholder matter. These costs relate primarily to professional fees related to the settlement with the shareholder. General and administrative expenses in the three months ended December 31, 2018 also includes $0.1 million of net foreign currency transaction gains. General and administrative expenses as a percentage of total revenues was 11% in both the three months ended December 31, 2018 and 2017.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  During the quarter we incurred total restructuring charges of $5.0 million. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of two offices. These charges include $0.3 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Depreciation and Amortization. Depreciation expense increased by $0.3 million from $2.5 million in the three months ended December 31, 2017 to $2.7 million in the three months ended December 31, 2018.
Income Tax Expense
Income tax benefit was $1.2 million in the three months ended December 31, 2018 compared to expense of $62.6 million in the three months ended December 31, 2017. The benefit in the three months ended December 31, 2018 is the result of an updated estimate of the mix of domestic and foreign earnings. In the third quarter of fiscal 2018 we determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero.
Nine months ended December 31, 2018 compared to nine months ended December 31, 2017
Revenues
Total revenues increased $15.1 million, or 3%, from $514.5 million in the nine months ended December 31, 2017 to $529.5 million in the nine months ended December 31, 2018.
Software and Products Revenue. Software and products revenue increased $0.8 million, from $228.2 million in the nine months ended December 31, 2017 to $229.1 million in the nine months ended December 31, 2018. Software and products revenue represented 43% of our total revenues in the nine months ended December 31, 2018 as compared to 44% of total revenues in the nine months ended December 31, 2017.
Americas, EMEA and APAC represented 55%, 31% and 14% of total software and products revenue, respectively, for the nine months ended December 31, 2018. Year-over-year growth in software and products revenue in the Americas was 3% and APAC was 2%, while EMEA decreased 5%.

▪
The increase in Americas software and products revenue was the result of an increase in the number of enterprise revenue transactions. This increase was partially offset by a decline in the average size of enterprise revenue transactions and a decrease in revenue from non-enterprise revenue transactions.

▪
EMEA software and products revenue decreased as a result of a decline in enterprise transaction revenue driven by a decrease in the average size of these transactions as well as a decrease in total revenue from non-enterprise revenue transactions. This decrease was partially offset by an increase in the number of enterprise revenue transactions.

▪	The increase in APAC was the result of an increase in revenue from enterprise revenue transactions that was partially offset by a decrease in non-enterprise revenue transactions.

▪
Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 63% of our software and products revenue in the nine months ended December 31, 2018 and 59% of our software and products revenue in the nine months ended December 31, 2017. Enterprise transaction revenue increased by $9.6 million, or 7%, in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. This increase was driven by a 23% increase in the number of transactions partially offset by a 13% decrease in the average dollar amount of such transactions. The average sales price was approximately $264,000 in the nine months ended December 31, 2018 and approximately $305,000 in the nine months ended December 31, 2017. Software and products revenue derived from transactions less than $0.1 million decreased $8.8 million, or 9%, in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017.
Services Revenue. Services revenue increased $14.2 million, or 5%, from $286.3 million in the nine months ended December 31, 2017 to $300.5 million in the nine months ended December 31, 2018. Services revenue represented 57% of our total revenues in the nine months ended December 31, 2018 and 56% in the nine months ended December 31, 2017. The increase in services revenue is due to a $13.3 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $12.1 million, from $3.1 million in the nine months ended December 31, 2017 to $15.3 million in the nine months ended December 31, 2018. Cost of software and product revenue represented 7% of software and product revenue in the nine months ended December 31, 2018 compared to 1% in the nine months ended December 31, 2017. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues increased $1.3 million, or 2%, from $66.8 million in the nine months ended December 31, 2017 to $68.1 million in the nine months ended December 31, 2018. The gross margin of our services revenue was 77% for both the nine months ended December 31, 2018 and 2017.
Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $24.1 million, or 8%, from $305.6 million in the nine months ended December 31, 2017 to $281.5 million in the nine months ended December 31, 2018. The decrease is primarily the result of a $10.7 million decrease in employee compensation and related expenses mainly attributable to our restructuring initiatives, a $4.5 million decrease in travel expenses, and a $2.0 million decrease in marketing expenses. Sales and marketing expenses as a percentage of total revenues was 53% in the nine months ended December 31, 2018 and 59% in the nine months ended December 31, 2017.
Research and Development. Research and development expenses increased $2.8 million, or 4%, from $69.5 million in the nine months ended December 31, 2017 to $72.2 million in the nine months ended December 31, 2018. The increase is due to salary and related expenses resulting from the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 14% and 13% for the nine months ended December 31, 2018 and 2017. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.

General and Administrative. General and administrative expenses decreased $1.3 million, or 2%, from $67.9 million in the nine months ended December 31, 2017 to $66.5 million in the nine months ended December 31, 2018. The decrease is primarily the result of a $6.4 million decrease in stock-based compensation as well as a $3.1 million reduction in other employee-related expenses. This decrease was partially offset by $9.1 million of costs related to a non-routine shareholder matter. The costs are for professional fees related to our settlement agreement with the shareholder and consulting fees incurred with the operational review which was agreed to as part of the settlement. Expenses in the nine months ended December 31, 2018 also includes $0.8 million of net foreign currency transaction gains compared to $0.1 million of net foreign currency transaction gains in the nine months ended December 31, 2017. General and administrative expenses as a percentage of total revenues was 13% in both the nine months ended December 31, 2018 and 2017.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  During the first nine months of fiscal 2019, we have incurred total restructuring charges of $13.3 million. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $1.5 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Depreciation and Amortization. Depreciation expense increased by $0.7 million from $7.2 million in the nine months ended December 31, 2017 to $8.0 million in the nine months ended December 31, 2018.
Income Tax Expense
Income tax expense was $2.7 million in the nine months ended December 31, 2018 compared to expense of $55.3 million in the nine months ended December 31, 2017. In the third quarter of fiscal 2018 we determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The income tax expense for the nine months ended December 31, 2018 relates primarily to current foreign taxes.
Liquidity and Capital Resources
As of December 31, 2018, our cash and cash equivalents balance of $327.4 million primarily consisted of cash and money market funds. In addition, as of December 31, 2018 we have short-term investments invested in U.S. Treasury Bills totaling $130.5 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of December 31, 2018, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $132.5 million. The remaining balances are dispersed across many international locations around the world. We believe that as a result of recent tax reform, we will likely be able to repatriate foreign earnings without paying U.S. income tax. However, we will remain subject to restrictions by local laws and/or tax consequences including foreign withholding taxes. As a result, it may not be economically efficient, or possible, to make this cash available to the U.S. in the near term. As a result of the enactment of the U.S. Tax Reform, among other things, we have changed our assertion regarding the indefinite reinvestment of foreign earnings outside the U.S. for certain of our foreign affiliates. As of December 31, 2018, we no longer consider undistributed earnings held outside of the U.S. by most of our foreign subsidiaries to be indefinitely reinvested.
During the nine months ended December 31, 2018, we repurchased $92.7 million of common stock shares under our share repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. On October 18, 2018, the Board of Directors extended the expiration date of the share repurchase program to March 31, 2020 and authorized an increase to the existing share repurchase program so that $200 million was available. As of December 31, 2018, $151,055 remained in the Company's current stock repurchase authorization.
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

Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$73,594	$60,828
Net cash used in investing activities	(4,011)	(15,597)
Net cash used in financing activities	(59,854)	(73,596)
Effects of exchange rate-changes in cash	(13,115)	13,368
Net decrease in cash and cash equivalents	$(3,386)	$(14,997)
Net cash provided by operating activities was $73.6 million in the nine months ended December 31, 2018 and $60.8 million in the nine months ended December 31, 2017. In the nine months ended December 31, 2018, cash provided by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred revenue, after adjusting for changes in foreign currency rates, and accrued expenses. These amounts were partially offset by a an increase in accounts receivable. In the nine months ended December 31, 2017, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges, an increase in deferred revenue and collection of accounts receivable. These amounts were partially offset by a decrease in accrued liabilities and an increase in other current assets.
Net cash used in investing activities was $4.0 million for the nine months ended December 31, 2018 and $15.6 million in the nine months ended December 31, 2017. In the nine months ended December 31, 2018, cash used in investing activities was related to $5.1 million of capital expenditures, which was partially offset by $1.1 million in net proceeds from the maturity of U.S. Treasury Bills. In the nine months ended December 31, 2017, cash used in investing activities was related to $10.2 million in net purchases of U.S. Treasury Bills and $5.3 million of capital expenditures.
Net cash used in financing activities was $59.9 million in the nine months ended December 31, 2018 and $73.6 million in the nine months ended December 31, 2017. The cash used in financing activities in the nine months ended December 31, 2018 was the result of $92.7 million of repurchases of common shares partially offset by $32.8 million of proceeds from the exercise of stock options and purchases related to our employee stock purchase program. The cash provided by financing activities in the nine months ended December 31, 2017 was due to $91.3 million of repurchases of common shares partially offset by $17.7 million of proceeds from the exercise of stock options and our employee stock purchase program.
Working capital increased $6.7 million from $322.6 million as of March 31, 2018 to $329.3 million as of December 31, 2018. The net increase in working capital is primarily the result of cash flow from operations. We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
As of December 31, 2018, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of December 31, 2018, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our sales were outside the United States for the nine months ended December 31, 2018. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. We recognized a net foreign currency transaction gains of $0.1 million and $0.8 million in the three and nine months ended December 31, 2018. We recognized net foreign currency transaction loss of $0.2 million and less than $0.1 million in the three and nine months ended December 31, 2017. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third fiscal quarter of the fiscal 2019, we repurchased $54.4 million of common stock, or 937,430 shares, under our share repurchase program. A summary of our repurchases of common stock during the three months ended December 31, 2018 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
October 2018	227,261	$58.91	227,261	$192,037,438
November 2018	348,074	$58.29	348,074	$171,732,989
December 2018	362,095	$57.07	362,095	$151,055,030
Three Months Ended December 31, 2018	937,430	$58.04	937,430
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

Commvault Systems, Inc.

Dated:	January 29, 2019	By:	/s/ N. Robert Hammer
N. Robert Hammer
Chairman, President and Chief Executive Officer

Dated:	January 29, 2019	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer