Form 10-K
period 2019-03-31
COMMVAULT SYSTEMS INC
filed 2019-05-02
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.)    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of September 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $3.0 billion.
As of May 1, 2019, there were 45,679,184 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2019. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2019

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
Company Overview
Commvault is a leading provider of data protection and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data protection and information management solution, built from the ground up on a single platform and unified code base. All software functionality shares the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations.
Commvault software is built upon an innovative single platform architecture. Our software platform is unique and differentiates us from our competitors, some of whom address market needs by offering multiple and disparate point products that have come together as a collection often as a result of acquisition strategies. We believe that the disparate and point product approach forces users to install and maintain separate products requiring their own infrastructure, training, maintenance and management which can result in a complex and costly environment for customers who are looking for a single solution that will improve operations, minimize risk and reduce overall costs.

Commvault software enables customers to simply, and cost effectively, protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices, and through sharing and better utilization of storage resources across the enterprise. We can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead.

We have established a worldwide, multi-channel distribution network to sell our software and products, and services to large global enterprises, small and medium sized businesses and government agencies, both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. As of March 31, 2019, we had licensed our data and information management software to over 28,000 registered customers.
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
Our Software and Products
Historically, the vast majority of our software licenses provided for a perpetual right to use our software and are sold on a per terabyte capacity basis, as site licenses or via instance based packaging. In recent years, most of our software and products revenue has been sold on a capacity basis. Software licenses sold on a capacity basis provide the customer with unlimited install licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our software via a capacity license, certain of the various functionalities discussed below are bundled into one capacity based price. In addition to terabyte based capacity pricing, we also offer our customers instance based licensing. We primarily sell instance based licenses for virtual machine backup, recovery and cloud management, endpoint data protection, and email archive. These instance based licenses also include various functionalities bundled into one capacity based price.
Prior to fiscal 2018, an insignificant amount of our revenue was sold under subscription, or term-based, license arrangements. Any of our licensing models (capacity, instance, etc.) can be sold via a subscription arrangement.  In these arrangements the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. In fiscal 2018, we started to introduce more subscription arrangements into the market. We expect revenue from these types of arrangements as a percentage of our total revenue to increase in the next few years. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.

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
In fiscal 2019, we simplified our product set to bring together comprehensive backup and recovery and data management, including storage infrastructure, service delivery orchestration and data governance. The new packaging portfolio is suited to address the rapidly evolving business needs of today's digital organizations, helping to make managing backup simple. Commvault’s newly-packaged product set combines new innovations and capabilities into four primary products:

Commvault Complete™ Backup & Recovery – Backup and recovery for the enterprise with one solution. Commvault Complete Backup & Recovery, is a fully featured and comprehensive backup and recovery solution. Designed to meet the needs of any size business, it covers workloads across all locations: hybrid environments include on-premises and multiple cloud providers; physical servers; virtual machines; applications and databases; endpoint devices; and more. Commvault Complete also includes disaster recovery capabilities, snapshot management, endpoint user protection, mailbox protection for on-premises, and SaaS offerings, replication, disaster recovery, reporting and integrated archiving. Historically, the vase majority of our licensing revenue has been generated by sales of our core backup and recovery products.

Commvault HyperScale™ Technology – Commvault HyperScale™ Technology is an add-on for Commvault Complete that delivers an on-premises, cloud-like infrastructure to support scale-out secondary storage. This is available in two form factors: 1) a Commvault-branded integrated appliance, or 2) as a software solution that can be used with a customer’s preferred hardware provider.

Commvault Orchestrate™ – Automated service delivery technology that enables users to provision, sync and validate data in any environment for important IT needs such as disaster recovery (DR) testing, Dev/Test operations and workload migrations. Commvault Orchestrate™ allows customers to extend the value of their data sitting in secondary storage. Secondary copies of data can now be used for activities like accelerating dev/test routines or performing application migrations. Operations that were previously manual can now be orchestrated and automated, saving customers time and money.

Commvault Activate™ – Discover and extract new business insights from data under management to better meet governance requirements like GDPR and deliver data to the business for analysis. Commvault Activate™ allows customers to comply with privacy regulations by detecting and taking action on data risks, use data insights to drive file efficiencies and accountability and gives an enterprise the tools to reveal and extend the value of data across the enterprise.
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

•
Technology Consulting Services.    Our technology consulting ensures that a customer’s software environment is designed for optimal results and will continue to deliver over the long term. We offer services such as architecture design; implementation; personalization; data migration; and health assessment. In addition, our residency services offer customers staff-augmentation options to assist with the rapid expert deployment of the Commvault software suite.

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
Technology Alliance Partners.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Atos, Cisco, Citrix, Fujitsu, Hewlett Packard Enterprise (HPE), Microsoft, Oracle, SAP, and VMware. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2019, we had more than 500 reseller partners and systems integrators that have distributed our software worldwide.
In order to broaden our market coverage, we work closely with our Global Original Equipment Manufacturer (OEM) Partners, investing significant time and resources to deliver unique, joint solutions incorporating Commvault software. These partners team with our technical, engineering, marketing and sales force on helping to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data and information management needs. Our alliance managers work directly with Global OEM Partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions. Our most significant OEM partner is Hitachi Vantara (Hitachi). Hitachi has no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreements, accounted for 11% of our total revenues in fiscal 2019 and 12% of our total revenues for fiscal 2018.
Additionally, we have a non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. (Arrow), a subsidiary of Arrow Electronics, Inc. Pursuant to these distribution agreements, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for approximately 38% of our total revenue in fiscal 2019 and 36% of our total revenue in fiscal 2018.
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
Customers
We sell Commvault software applications and related services directly to large global enterprises, small and medium sized businesses and government agencies, and indirectly through value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2019, we had licensed our software applications to over 28,000 registered customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
Technology
We believe our software platform serves as a major differentiator versus our competitors’ data and information management software products. Our platform’s unique indexing, cataloging, data movement, media management and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data and information management software applications. Additional options enable content search, data encryption and auditing features to support data discovery and compliance requirements. Each of these solutions share a common architecture consisting of three core components: intelligent agent software, data movement software and command and control software. These components may be installed on a single host server, or each may be distributed over many servers in a global network. Additionally, the modularity of our software provides deployment flexibility. The ability to share storage resources across multiple data and information management applications provides easier data and information management and lower total cost of ownership. We participate in industry standards groups and activities that we believe will have a direct bearing on the data and information management software market.
Sales and Marketing
We sell our data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and original equipment manufacturer partners. As of March 31, 2019, we had 778 employees in sales and marketing. These employees are primarily located in North America, Europe, Australia and Asia.

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
Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data and information management software applications. As of March 31, 2019, we had 604 employees in our research and development group, of which 230 are located in our Hyderabad and Bangalore development centers in India. Our engineering efforts support product development across all major operating systems, databases, applications and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our applications to ensure interoperability with our strategic partners’ hardware and software products. We have also made substantial investments in the automation of our product test and quality assurance laboratories. We spent $92.6 million on research and development activities in fiscal 2019 and $91.0 million in fiscal 2018.
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
As of March 31, 2019, we had 666 issued patents and 338 pending patent applications in the United States, as well as 88 issued patents in foreign countries and 23 pending foreign patent applications. No single patent, copyright, trademark, license, or other intellectual property right is solely responsible for protecting our products or services. Moreover, we may lack adequate patent or other intellectual property protection for certain innovations that later turn out to be important to our business.  Pending patent applications may receive unfavorable examination and are not guaranteed allowance as issued patents. We may elect to abandon or otherwise not pursue prosecution of certain pending patent applications due to patent examination results, economic considerations, strategic concerns or other factors. We will continue to assess appropriate occasions to seek patent and other intellectual property protection for innovative aspects of our technology that we believe provide us a significant competitive advantage.
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
Employees
As of March 31, 2019, we had 2,559 employees worldwide, including 778 in sales and marketing, 604 in research and development, 899 in customer services and support and 278 in general and administration.
Executive Officers of the Registrant
The following table presents information with respect to our executive officers as of May 1, 2019:

Name	Age	Position
Sanjay Mirchandani	54	President and Chief Executive Officer
Brian Carolan	47	Vice President, Chief Financial Officer
Gary Merrill	44	Vice President Business Operations, Analytics, Technology & Simplicity
Sanjay Mirchandani, has served as our President and Chief Executive Officer since February 2019. Prior to joining our company, Mr. Mirchandani served from September 2016 to January 2019 as the Chief Executive Officer of Puppet, Inc. (“Puppet”), an Oregon-based IT automation company. Mr. Mirchandani joined Puppet in May 2016 as President and Chief Operating Officer. Mr. Mirchandani brings a wealth of international business experience through his diverse well-rounded career in technology. Before joining Puppet, from October 2013 to April 2016, Mr. Mirchandani served as Corporate Senior Vice President and General Manager of Asia Pacific and Japan at VMware, Inc. and, from June 2006 to October 2013, Mr. Mirchandani held various senior leadership positions at EMC Corporation, including Chief Information Officer and leader of the Global Centers of Excellence. Prior to that, Mr. Mirchandani held various positions at Microsoft Corporation and Arthur Andersen LLP. Mr. Mirchandani has a Master of Business Administration degree from the University of Pittsburgh and a Bachelor’s degree in mathematics from Drew University.
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
Gary Merrill has served as our Vice President Business Operations, Analytics, Technology and Simplicity since April 2019. Prior to his current role, Mr. Merrill served as our Vice President, Finance and Chief Accounting Officer from October 2012 until March 2019. He also held the position of Controller from September 2007 until October 2012. He also held the position of Assistant Controller from December 2005. Prior to joining the Company, Mr. Merrill held accounting management positions with several publicly traded companies. Mr. Merrill began his career with Arthur Andersen LLP in its audit practice. Mr. Merrill obtained his bachelor’s degree in accounting from Elizabethtown College and is a Certified Public Accountant in the State of Pennsylvania.

Item 1A.	Risk Factors
You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.
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
In addition, we have a distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow. Pursuant to this distribution agreement, Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers buy from Arrow. Sales through our distribution agreement with Arrow accounted for approximately 38% of our total revenues for fiscal 2019 and 36% of our total revenues for fiscal 2018. If Arrow was to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future revenues.
Our original equipment manufacturers sell our software applications and in some cases incorporate our data and information management software into systems that they sell. A material portion of our revenues is generated through these arrangements. However, we have no control over the shipping dates or volumes of systems these original equipment manufacturers ship and they have no obligation to ship systems incorporating our software applications. They also have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. These original equipment manufacturers also could choose to develop their own data and information management software internally and incorporate those products into their systems instead of our software applications. The original equipment manufacturers that we do business with also compete with one another. If one of our original equipment manufacturer partners views our arrangement with another original equipment manufacturer as competing with its products, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by original equipment manufacturers we do business with, as a result of these factors or otherwise, could have a material adverse effect on our revenues and results of operations in future periods. Sales through our original equipment manufacturer agreements accounted for approximately 11% of our total revenues for fiscal 2019 and 12% of our total revenues for fiscal 2018.

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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $92.6 million, or 13% of our total revenues in fiscal 2019, $91.0 million, or 13% of our total revenues in fiscal 2018 and $79.6 million, or 12% of our total revenues in fiscal 2017. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.

Change in senior management could cause disruption in the Company and have a material effect on our business. Furthermore, the loss of key personnel or the failure to attract and retain highly qualified personnel could have an adverse effect on our business.
We have had changes in senior management which could be disruptive to management and operations of the Company and could have a material effect on our business, operating results and financial conditions. Turnover at the senior management level may create instability within the Company, which could impede the Company’s day to day operations. Such instability could impede our ability to fully implement our business plan and growth strategy, which would harm our business and prospects.
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
We have significant sales and services operations outside the United States, and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 47% of our revenues from outside the United States in fiscal 2019 and 46% were outside the United States in fiscal 2018. International revenue increased 3% in fiscal 2019 compared to fiscal 2018. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
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

Our business could be materially and adversely affected as a result of natural disasters, terrorism or other catastrophic events.

Any economic failure or other material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes, and tornadoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or break-ins and similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected.

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
Stockholders
As of May 1, 2019, there were approximately 48 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2014 and March 31, 2019, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2014 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2014 was the closing sales price of $64.95 per share.
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

	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019
Commvault	100.0	67.3	66.5	78.2	88.1	99.7
NASDAQ Composite Index	100.0	116.7	116.0	140.8	168.2	184.1
NASDAQ Computer Index	100.0	119.6	126.5	158.9	200.3	223.4
Issuer Purchases of Equity Securities
During the three months ended March 31, 2019, we repurchased $40.0 million of common stock (0.6 million shares). During the year ended March 31, 2019, we repurchased $132.7 million of common stock (2.1 million shares), under our repurchase program.

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total of Purchases	Approximate dollar value of shares that may yet be purchased under the program
January 2019	—	—	—	$151,055,030
February 2019	125,600	$67.68	$8,500,657	$142,554,373
March 2019	485,522	$64.91	31,513,311	$111,041,062
Three months ended March 31, 2019	611,122	$65.48	$40,013,968

Item 6.	Selected Financial Data
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

	Year Ended March 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software and products	$309,899	$311,745	$290,668	$258,091	$283,254
Services	401,058	387,648	354,337	335,676	324,289
Total revenues	710,957	699,393	645,005	593,767	607,543
Cost of revenues:
Software and products	25,691	7,223	3,045	2,385	2,442
Services	91,315	90,929	82,147	80,327	79,626
Total cost of revenues	117,006	98,152	85,192	82,712	82,068
Gross margin	593,951	601,241	559,813	511,055	525,475
Operating expenses:
Sales and marketing	370,088	410,727	383,933	349,199	335,980
Research and development	92,647	91,030	79,558	66,936	61,376
General and administrative	100,946	90,709	88,929	81,199	80,830
Restructuring	14,765	—	—	—	—
Depreciation and amortization	10,597	9,721	8,635	9,611	8,505
Total operating expenses	589,043	602,187	561,055	506,945	486,691
Income (loss) from operations	4,908	(946)	(1,242)	4,110	38,784
Other income and expenses:
Interest income	5,519	2,228	1,163	862	773
Interest expense	—	(1,161)	(957)	(933)	(665)
Equity in loss of affiliate	—	(3,621)	(958)	(83)	—
Income (loss) before income taxes	10,427	(3,500)	(1,994)	3,956	38,892
Income tax expense (benefit)	6,866	58,400	(1,486)	2,236	13,242
Net income (loss)	$3,561	$(61,900)	$(508)	$1,720	$25,650
Net income (loss) per common share:
Basic	$0.08	$(1.37)	$(0.01)	$0.04	$0.56
Diluted	$0.07	$(1.37)	$(0.01)	$0.04	$0.54
Weighted average shares used in computing per share amounts:
Basic	45,827	45,242	44,700	45,159	45,464
Diluted	47,601	45,242	44,700	46,489	47,222

Note: Commvault adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, in fiscal 2018 using the full retrospective method. As a result, all financial information beginning in fiscal 2016 was restated. Information for 2015 has not been restated for the adoption of ASC 606 and is, therefore, not comparable.

Subsequent to the issuance of the financial statements for the year ended March 31, 2018, the Company concluded that the Statement of Operations for prior years contained an immaterial error related to the classification of legal fees related to intellectual property as Research and Development expenses and not General and Administrative expenses.  These immaterial errors have been corrected in the table above. These immaterial errors did not have any impact on net income.

	As of March 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$327,992	$330,784	$329,491	$288,107	$337,673
Short-term investments	130,338	131,637	120,693	99,072	49,936
Working capital	328,656	322,615	318,142	252,413	267,480
Total assets	822,453	818,642	829,878	714,573	713,466
Deferred revenue	337,696	325,774	279,902	244,866	229,735

Note: Commvault adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, in fiscal 2018 using the full retrospective method and as a result restated balance sheet information beginning with fiscal 2017. Previously reported information for 2016 and 2015 has not been restated and is, therefore, not comparable to the other periods.

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
Commvault software enables our customers to simply and cost effectively protect and manage their enterprise data throughout its lifecycle, from the mobile worker to the remote office, to the data center, covering the leading operating systems, relational databases, virtualized environments and applications. In addition to addressing today’s data and information management challenges, our customers can realize lower capital costs through more efficient use of their enterprise-wide storage infrastructure assets. This includes the automated movement of data from higher cost to lower cost storage devices throughout its lifecycle, and through sharing and better utilization of storage resources across the enterprise. We can also provide our customers with reduced operating costs through a variety of methods, including fast application deployment, reduced training time, lower cost of storage media consumables, proactive monitoring and analysis, and lower administrative overhead. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of March 31, 2019 we had licensed our software applications to over 28,000 registered customers.
History and Background
In early 2000, we launched Commvault Galaxy for backup and recovery, a storage industry award winner. In the years since, Commvault has forged numerous alliances with top software application and hardware vendors to enhance capabilities and to create a premiere suite of data and information management solutions. In 2002, we launched our single-platform technology that provides the foundation of our information management approach to storing, managing, and accessing data.
Historically, our software licenses have typically provided for a perpetual right to use our software and were sold on a per terabyte capacity basis, per solution sets instance basis, on a per-copy basis, or as site licenses. Capacity based software licenses provide our customers with unlimited licenses of specified software products based on a defined level of terabytes of data under management. As a result, when we sell our platform through a terabyte based capacity license, certain of the various Commvault functionalities are bundled into one capacity based price. Instance based licenses are typically sold for a certain amount of virtual machine backups, endpoints, or email boxes. These instance based licenses also include various functionalities bundled into one instance based price. Site licenses give the customer the additional right to deploy the software on a limited basis during a specified term.
During fiscal 2019, we continued to focus on subscription and other repeatable revenue arrangements in the market. Any of our licensing models (capacity, instance based, etc.) can be sold via a subscription arrangement.  In these arrangements the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is recognized when the software is delivered. During the fiscal year ended March 31, 2019, approximately 40% of software license revenue was sold under a subscription model. We expect revenue from these types of arrangements as a percentage of our total revenue to continue increase in the next few years. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.

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
Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 44% of our total revenues for fiscal 2019 and 45% in fiscal 2018 and fiscal 2017.
In recent fiscal years, we generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented approximately 65% of our software and products revenue in fiscal 2019, 59% for fiscal 2018 and 56% for fiscal 2017.
Software and products revenue generated through indirect distribution channels was 93% of total software and products revenue in fiscal 2019, 86% in fiscal 2018 and 87% in fiscal 2017. Software and products revenue generated through direct distribution channels was 7% of total software and products revenue in fiscal 2019, 14% in fiscal 2018 and 13% in fiscal 2017. The dollar value of software and products revenue generated through indirect distribution channels increased approximately $19.7 million, or 7%, in fiscal 2019 compared to fiscal 2018. The dollar value of software and products revenue generated through direct distribution decreased $21.6 million, or 50%, in fiscal 2019 compared to fiscal 2018. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time to time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
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

We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. (Arrow), a subsidiary of Arrow Electronics, Inc. Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 38% of our total revenues through Arrow in fiscal 2019, approximately 36% of our total revenues in fiscal 2018 and approximately 36% of our total revenues in fiscal 2017. If Arrow was to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 56% of our total revenues for fiscal 2019 and 55% in fiscal 2018 and fiscal 2017. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.
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
The gross margin of our services revenue was 77% for fiscal 2019, fiscal 2018 and fiscal 2017. Overall, our services revenue has lower gross margins than our software and products revenue. The gross margin of our software and products revenue was 92% for fiscal 2019, 98% for fiscal 2018 and 99% for fiscal 2017. The decrease in gross margin percentage of software and products is a result of the increase in sales of our integrated appliance, which includes hardware. An increase in the percentage of total revenues represented by services revenue may adversely affect our overall gross margin percentage.
Related Party Transactions
During fiscal 2019, Joseph F. Eazor, former CEO of Rackspace, Inc (Rackspace), was a Director on our board. Rackspace has been a customer of ours since 2006. On July 31, 2018, Joseph F. Eazor resigned from our Board of Directors. Total recognized revenue related to Rackspace for fiscal 2019 through July 31, 2018 was $0.6 million.
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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 47% of our total revenue for fiscal 2019, 46% of our total revenue for fiscal 2018 and 44% for fiscal 2017. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2018, our software and products revenue would have been higher by $5.2 million, our services revenue would have been higher by $4.4 million, our cost of sales would have been higher by $1.0 million and our operating expenses would have been higher by $5.2 million from non-U.S. operations for fiscal 2019.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of $1.0 million in fiscal 2019, $0.1 million in fiscal 2018, and $0.6 million in fiscal 2017.
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

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software and Products Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Appliances	When control of the appliances passes to the customer; typically upon delivery	Within 90 days of delivery	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Professional Services
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations

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

Results of Operations
Fiscal year ended March 31, 2019 compared to fiscal year ended March 31, 2018
Revenues
Total revenues increased $11.6 million, or 2%, from $699.4 million in fiscal 2018 to $711.0 million in fiscal 2019.
Software and Products Revenue.    Software and products revenue decreased $1.8 million, or 1%, from $311.7 million in fiscal 2018 to $309.9 million in fiscal 2019. Software and products revenue represented 44% of our total revenues in fiscal 2019 and 45% of our total revenues in fiscal 2018.
The overall decrease in software and products revenue was primarily driven by a decrease in transactions less than $0.1 million. Software and products revenue derived from transactions less than $0.1 million decreased $17.9 million, in fiscal 2019 compared to fiscal 2018. This was partially offset by the amount of enterprise transaction revenue (transactions greater than $0.1 million), which increased by $16.0 million, or 9% in fiscal 2019 compared to fiscal 2018. Enterprise transactions represented approximately 65% and 59% of our software and products revenue in fiscal 2019 and fiscal 2018, respectively. The increase in enterprise transactions is primarily due to a 17% increase in the number of transactions of this type partially offset by a 7% decrease in the average dollar amount of such transactions. The average dollar amount of enterprise transactions was approximately $272,000 in fiscal 2019 and approximately $292,000 in fiscal 2018.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 55%, 31% and 14% of total software and products revenue, respectively, for the fiscal year ended March 31, 2019. The year over year increase of Software and Products Revenue in the Americas and APAC was 1%, while EMEA decreased 5%.

▪
The increase in Americas software and products revenue was the result of a 21% increase in the number of enterprise revenue transactions. This increase was partially offset by a decrease in revenue from non-enterprise revenue transactions and a decline in the average size of enterprise revenue transactions.

▪
EMEA software and products revenue decreased as a result of a 11% decline in non-enterprise transaction revenue. This decrease was partially offset by a 1% increase in enterprise revenue transactions. On a constant currency basis, EMEA software and products revenue would have declined 2% versus the prior year.

▪
The increase in APAC was the result of a 10% increase in revenue from enterprise revenue transactions that was partially offset by a 4% decrease in non-enterprise revenue transactions. On a constant currency basis, APAC software and products revenue would have increased 5% compared to prior year.

Our software and products revenue in EMEA and APAC is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Software and products revenue derived from our indirect distribution channel (resellers and original equipment manufacturers) increased $19.7 million, or 7% in fiscal 2019 compared to fiscal 2018, and software and products revenue through our direct sales force decreased $21.6 million, or 50% in fiscal 2019 compared to fiscal 2018. For additional discussion on software and products revenue derived from our direct sales force see the “Sources of Revenue” section.
Services Revenue.    Services revenue increased $13.4 million, or 3%, from $387.6 million in fiscal 2018 to $401.1 million in fiscal 2019. Services revenue represented 56% of our total revenues in fiscal 2019 and 55% of our total revenues in fiscal 2018. The net increase in services revenue is due to a $12.7 million increase in revenue from customer support agreements as a result of software sales to new customers and renewal agreements with our installed software base.
Cost of Revenues
Total cost of revenues increased $18.9 million, or 19%, from $98.2 million in fiscal 2018 to $117.0 million in fiscal 2019. Total cost of revenues represented 16% of our total revenues in fiscal 2019 compared to 14% in fiscal 2018. The increase in cost of revenues as a percentage of total revenue was driven by sales of our Hyperscale Appliances.
Cost of Software and Products Revenue.    Cost of software and products revenue was $25.7 million in fiscal 2019 and $7.2 million in fiscal 2018, representing approximately 8% of software and products revenue in fiscal 2019 compared to 2% in fiscal 2018. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and Hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will continue to increase.
Cost of Services Revenue.    Cost of services revenue increased $0.4 million from $90.9 million in fiscal 2018 to $91.3 million in fiscal 2019. Cost of services revenue represented 23% of our services revenue in fiscal 2019 and fiscal 2018.
Operating Expenses
Sales and Marketing.    Sales and marketing expenses decreased $40.6 million, or 10%, from $410.7 million in fiscal 2018 to $370.1 million in fiscal 2019. The decrease is primarily the result of a $23.0 million decrease in employee compensation and related expenses mainly attributable to our restructuring initiatives, a $6.1 million decrease in travel expenses, and a $2.3 million decrease in marketing expenses. Sales and marketing expenses as a percentage of total revenues decreased to 52% in fiscal 2019 compared to 59% in fiscal 2018.
Research and Development.    Research and development expenses increased $1.6 million, or 2%, from $91.0 million in fiscal 2018 to $92.6 million in fiscal 2019. The increase is primarily due to an increase in employee compensation and related expenses attributable to the expansion of our engineering group. Research and development expenses as a percentage of total revenues was 13% in fiscal 2019 and fiscal 2018. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative.    General and administrative expenses increased $10.2 million, or 11%, from $90.7 million in fiscal 2018 to $100.9 million in fiscal 2019. This increase is primarily due to $11.2 million of costs related to a non-routine shareholder matter. The costs are for professional fees related to our settlement agreement with the shareholder and consulting fees incurred with the operational review which was agreed to as part of the settlement. Fiscal 2019 also includes $12.2 million related to the modification of stock based compensation awards granted to our former Chief Executive Officer. These increases were partially offset by a decrease in employee compensation and related expenses. General and administrative expenses in fiscal 2019 includes $1.0 million of net foreign currency transaction gains compared to $0.1 million of net foreign currency transaction gains recognized in general and administrative expenses in fiscal 2018. General and administrative expenses as a percentage of total revenues was 14% in fiscal 2019 and 13% in fiscal 2018.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  During the year, we have incurred total restructuring charges of $14.8 million. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $2.6 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Depreciation and Amortization.    Depreciation expense increased $0.9 million, from $9.7 million in fiscal 2018 to $10.6 million in fiscal 2019.

Interest Income
Interest income increased $3.3 million, from $2.2 million in fiscal 2018 to $5.5 million in fiscal 2019. The increase was the result of an increase in short term investments and increased yield on those investments. Our short-term investments are in U.S. Treasury Bills.
Income Tax Expense
Income tax expense was $6.9 million in fiscal 2019 compared to expense of $58.4 million in fiscal 2018. In fiscal 2018 we determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The income tax expense for the year ended March 31, 2019 relates primarily to current foreign taxes.

Liquidity and Capital Resources
As of March 31, 2019, our cash and cash equivalents balance was $328.0 million. Included in this balance was $102.7 million of cash equivalents which consisted of money market funds. In addition, we have approximately $130.3 million of short-term investments invested in U.S. Treasury Bills. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of March 31, 2019, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $153.7 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
During the year ended March 31, 2019, we repurchased $132.7 million of common stock (2.1 million shares) under our share repurchase program. Our future stock repurchase activity is subject to the business judgment of our management and Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows and other anticipated capital requirements or investment alternatives. Our stock repurchase program reduces the dilutive impact on our common shares outstanding associated with stock option exercises and our previous public and private stock offerings through the repurchase of common stock. As of May 3, 2019, there is $111.0 million remaining in the share repurchase program which expires on March 31, 2020. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Net cash provided by operating activities	$110,180	$84,169	$100,039
Net cash used in investing activities	(5,261)	(17,991)	(28,045)
Net cash used in financing activities	(90,713)	(82,104)	(22,435)
Effects of exchange rate — changes in cash	(16,998)	17,219	(8,175)
Net increase (decrease) in cash and cash equivalents	$(2,792)	$1,293	$41,384
Net cash provided by operating activities was $110.2 million in fiscal 2019, $84.2 million in fiscal 2018 and $100.0 million in fiscal 2017. In fiscal 2019, cash generated by operating activities was primarily due to net income adjusted for the impact of non-cash charges and increases in deferred revenue and accrued expenses. These amounts were partially offset by an increase in accounts receivable. In fiscal 2018, cash generated by operating activities was primarily due to net loss adjusted for the impact of non-cash charges and increases in deferred services revenue as a result of customer support agreements from new customers and renewal agreements with our installed customer base, partially offset by an increase in accounts receivable.

Net cash used in investing activities was $5.3 million in fiscal 2019, $18.0 million in fiscal 2018 and $28.0 million in fiscal 2017. In fiscal 2019, cash used in investing activities was related to $1.3 million of net proceeds of short-term investments of U.S. Treasury Bills, and $6.6 million of capital expenditures as we continue to invest in and enhance our global infrastructure. Included in this balance was a purchase of land adjacent to our global corporate headquarters. In fiscal 2018, cash used in investing activities was related to $10.9 million of net purchases of short-term investments of U.S. Treasury Bills, and $7.0 million of capital expenditures as we continue to invest in and enhance our global infrastructure. In fiscal 2017, cash used in investing activities was related to $21.6 million of net purchases of short-term investments of U.S. Treasury Bills, and $6.4 million of capital expenditures as we continue to invest in and enhance our global infrastructure.
Net cash used in financing activities was $90.7 million in fiscal 2019, $82.1 million in fiscal 2018 and $22.4 million in fiscal 2017. The cash used in financing activities in fiscal 2019 was primarily due to $132.7 million used to repurchase shares of our common stock under our repurchase program, partially offset by $42.0 million of proceeds from the exercise of stock options and the employee stock purchase plan. The cash used in financing activities in fiscal 2018 was primarily due to $112.2 million used to repurchase shares of our common stock under our repurchase program, partially offset by $30.1 million of proceeds from the exercise of stock options and the employee stock purchase plan. The cash used in financing activities in fiscal 2017 was primarily due to $50.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $21.3 million of proceeds from the exercise of stock options and the employee stock purchase plan and $6.2 million of excess tax benefits related to employee stock-based compensation.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2019	2018	2017
Cash used for repurchases (in thousands)	$132,697	$112,218	$49,998
Shares repurchased (in thousands)	2,115	2,098	982
Average price per share	$62.74	$53.49	$50.91

Working capital increased $6.0 million from $322.6 million as of March 31, 2018 to $328.7 million as of March 31, 2019. The increase in working capital is primarily due to cash provided by operating activities partially offset by cash used for share repurchases during the fiscal year.
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
The following table summarizes our obligations as of March 31, 2019 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$23,673	$9,008	$10,907	$2,827	$931
Purchase obligations	20,520	16,748	3,669	103	—
Total	$44,193	$25,756	$14,576	$2,930	$931
We generally do not enter into binding purchase obligations. The purchase obligations above relate primarily to marketing and IT services. The contractual obligations table above excludes unrecognized tax benefits, plus related interest and penalties totaling $1.1 million because we cannot reasonably estimate in which future periods these amounts will ultimately be settled.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software and products revenues was $12.3 million in fiscal 2019 and $4.5 million million in fiscal 2018.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2019 and 2018, other than our operating leases, we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Interest Rate Risk
As of March 31, 2019, our cash, cash equivalent and short-term investment balances consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our sales were outside the United States in fiscal 2019 and 46% were outside the United States in fiscal 2018. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $8.5 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operation. We recognized net foreign currency transaction gains of $1.0 million, $0.1 million and $0.6 million in fiscal 2019, fiscal 2018, and fiscal 2017 respectively. The net foreign currency transaction gains and losses recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 2, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
May 2, 2019

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$327,992	$330,784
Short-term investments	130,338	131,637
Trade accounts receivable, net	176,836	162,119
Prepaid expenses and other current assets	19,836	22,248
Total current assets	655,002	646,788
Property and equipment, net	122,716	128,612
Deferred commissions cost	33,619	33,092
Other assets	11,116	10,150
Total assets	$822,453	$818,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,186	$761
Accrued liabilities	85,721	82,299
Deferred revenue	238,439	241,113
Total current liabilities	326,346	324,173
Deferred revenue, less current portion	99,257	84,661
Deferred tax liabilities, net	2,594	2,430
Other liabilities	2,953	3,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 45,582 shares and 45,118 shares issued and outstanding at March 31, 2019 and 2018, respectively	454	450
Additional paid-in capital	887,907	782,764
Accumulated deficit	(485,490)	(373,678)
Accumulated other comprehensive loss	(11,568)	(5,472)
Total stockholders’ equity	391,303	404,064
Total liabilities and stockholders’ equity	$822,453	$818,642

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2019	2018	2017
Revenues:
Software and products	$309,899	$311,745	$290,668
Services	401,058	387,648	354,337
Total revenues	710,957	699,393	645,005
Cost of revenues:
Software and products	25,691	7,223	3,045
Services	91,315	90,929	82,147
Total cost of revenues	117,006	98,152	85,192
Gross margin	593,951	601,241	559,813
Operating expenses:
Sales and marketing	370,088	410,727	383,933
Research and development	92,647	91,030	79,558
General and administrative	100,946	90,709	88,929
Restructuring	14,765	—	—
Depreciation and amortization	10,597	9,721	8,635
Total operating expenses	589,043	602,187	561,055
Income (loss) from operations	4,908	(946)	(1,242)
Interest income	5,519	2,228	1,163
Interest expense	—	(1,161)	(957)
Equity in loss of affiliate	—	(3,621)	(958)
Income (loss) before income taxes	10,427	(3,500)	(1,994)
Income tax expense (benefit)	6,866	58,400	(1,486)
Net income (loss)	$3,561	$(61,900)	$(508)
Net income (loss) per common share:
Basic	$0.08	$(1.37)	$(0.01)
Diluted	$0.07	$(1.37)	$(0.01)
Weighted average common shares outstanding:
Basic	45,827	45,242	44,700
Diluted	47,601	45,242	44,700

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)

	Year Ended March 31,
	2019	2018	2017
Net income (loss)	$3,561	$(61,900)	$(508)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,096)	6,843	(3,106)
Comprehensive loss	$(2,535)	$(55,057)	(3,614)

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2016	44,134	$440	$602,999	$(172,617)	$(9,209)	$421,613
Stock-based compensation			73,928			73,928
Tax benefits relating to share-based payments			3,682			3,682
Share issuances related to stock-based compensation	1,664	17	21,304			21,321
Repurchase of common stock	(982)	(10)	(7,436)	(42,552)		(49,998)
Net income				(508)		(508)
Other comprehensive loss					(3,106)	(3,106)
Balance at March 31, 2017	44,816	447	694,477	(215,677)	(12,315)	466,932
Cumulative effect of adoption of ASU 2016-09			435	(271)		164
Stock-based compensation			74,129			74,129
Share issuances related to stock-based compensation	2,400	24	30,090			30,114
Repurchase of common stock	(2,098)	(21)	(16,367)	(95,830)		(112,218)
Net loss				(61,900)		(61,900)
Other comprehensive income					6,843	6,843
Balance at March 31, 2018	45,118	450	782,764	(373,678)	(5,472)	404,064
Stock-based compensation			80,487			80,487
Share issuances related to stock-based compensation	2,579	25	41,959			41,984
Repurchase of common stock	(2,115)	(21)	(17,303)	(115,373)		(132,697)
Net income				3,561		3,561
Other comprehensive loss					(6,096)	(6,096)
Balance at March 31, 2019	45,582	$454	$887,907	$(485,490)	$(11,568)	$391,303

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$3,561	$(61,900)	$(508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,060	11,785	10,232
Noncash stock-based compensation	80,487	74,129	73,928
Excess tax benefits from stock-based compensation	—	—	(6,242)
Deferred income taxes	164	53,737	(11,468)
Equity in loss of affiliate	—	3,621	958
Amortization of deferred commissions cost	17,348	16,587	16,065
Changes in operating assets and liabilities:
Trade accounts receivable	(24,092)	(25,082)	(16,372)
Other current assets and Other assets	11,400	(6,876)	(55)
Deferred commissions cost	(18,967)	(17,984)	(18,393)
Accounts payable	1,485	618	(190)
Accrued liabilities	5,075	3,496	15,088
Deferred revenue	21,719	33,971	36,666
Other liabilities	(60)	(1,933)	330
Net cash provided by operating activities	110,180	84,169	100,039
Cash flows from investing activities
Purchase of short-term investments	(130,338)	(142,424)	(96,306)
Proceeds from maturity of short-term investments	131,637	131,480	74,685
Purchase of property and equipment	(6,560)	(7,047)	(6,424)
Net cash used in investing activities	(5,261)	(17,991)	(28,045)
Cash flows from financing activities
Repurchase of common stock	(132,697)	(112,218)	(49,998)
Proceeds from stock-based compensation plans	41,984	30,114	21,321
Excess tax benefits from stock-based compensation	—	—	6,242
Net cash used in financing activities	(90,713)	(82,104)	(22,435)
Effects of exchange rate — changes in cash	(16,998)	17,219	(8,175)
Net increase (decrease) in cash and cash equivalents	(2,792)	1,293	41,384
Cash and cash equivalents at beginning of year	330,784	329,491	288,107
Cash and cash equivalents at end of year	$327,992	$330,784	$329,491

Supplemental disclosures of cash flow information
Interest paid	$—	$592	$680
Income taxes paid	$11,491	$6,448	$5,413

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1.     Nature of Business
Commvault Systems, Inc. and its subsidiaries (Commvault or the Company) is a provider of data and information management software applications. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with data protection solutions. In fiscal 2018 the Company also started selling appliances that integrate the Company's software with hardware and address a wide-range of business needs and use cases. The Company also provides its customers with a broad range of professional and customer support services.
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
Correction of an Immaterial Error in Previously Issued Financial Statements
                Subsequent to the issuance of the financial statements for the year ended March 31, 2018, the Company concluded that the Statement of Operations for fiscal 2018 and fiscal 2017 contained an immaterial error related to the classification of legal fees related to intellectual property as Research and Development expenses and not General and Administrative expenses.  These immaterial errors have been corrected by reclassifying $3,134 and $3,985 from Research and Development expense to General and Administrative expense for the years ended March 31, 2018 and 2017, respectively. This immaterial error did not have any impact on our financial position, net income (loss) or cash flow for fiscal 2018 or fiscal 2017.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The following table sets forth the reconciliation of basic and diluted common share:

	Year Ended March 31,
	2019	2018	2017
Basic weighted average shares outstanding	45,827	45,242	44,700
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	1,774	—	—
Diluted weighted average shares outstanding	47,601	45,242	44,700

The following table summarizes the potential outstanding common stock equivalents of the Company at the end of each period, which have been excluded from the computation of diluted net income per common share, as its effect is anti-dilutive.

	Year Ended March 31,
	2019	2018	2017
Stock options, restricted stock units, and shares under the employee stock purchase plan	998	7,312	8,106
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2019, the Company’s cash and cash equivalents balance consisted primarily of money market funds.

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
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (Arrow) totaled approximately 38%, 36% and 36% of total revenues for the years ended March 31, 2019, 2018 and 2017, respectively. Arrow accounted for approximately 38% of total accounts receivable as of March 31, 2019 and 2018, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. As of March 31, 2019 and 2018, the Company’s short-term investments balance consisted of U.S. Treasury Bills.
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

The following table summarizes the composition of the Company’s financial assets measured at fair value on a recurring basis at March 31, 2019 and March 31, 2018:

March 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$102,702	—	—	$102,702
Short-term investments	—	$131,937	—	$131,937

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$43,545	—	—	$43,545
Short-term investments	—	$132,263	—	$132,263

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
Asset Retirement Obligation
A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. The Company maintains certain office space for which the lease agreement requires that the Company return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $1,479 as of March 31, 2019 and $1,303 as of March 31, 2018.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The fair value would be determined based on valuation techniques such as a comparison to fair values of similar assets. There were no impairment charges recognized during the years ended March 31, 2019, 2018 and 2017.
Deferred Commissions Cost
Sales commissions and related payroll taxes earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s typical contracts include performance obligations related to software licenses, software updates, customer support and other professional services. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. The Company does not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. The Company currently estimates a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software or appliance sold as part of the transaction. The costs related to professional services are amortized within one quarter following the date of the related software or appliance sale, which is typically the period the related professional services are provided and revenue is recognized. Amortization expense related to these costs is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Related Party Transactions
During fiscal 2019, Joseph F. Eazor, former CEO of Rackspace, Inc (Rackspace), was a Director of the Company. Rackspace has been a customer of the Company since 2006. On July 31, 2018, Joseph F. Eazor resigned from the Board of Directors. Total recognized revenue related to Rackspace for fiscal 2019 through July 31, 2018 was $631.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $4,678, $5,704, and $7,816 for the years ended March 31, 2019, 2018 and 2017, respectively.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. The Company recognized net foreign currency transaction gains of $984, $109 and $644 in the years ended March 31, 2019, 2018, and 2017, respectively. The net foreign currency transaction gains recorded in “General and administrative expenses” include settlement gains and losses on forward contracts disclosed below.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Recently Issued Accounting Standards
Leases

    In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, a lessee will recognize a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term.  The Company will adopt this ASU in the first quarter of fiscal 2020 and will apply it at the beginning of the period of adoption with the cumulative effect of applying the new rules recognized then. As part of its assessment, the Company performed a scoping exercise and determined the lease population. Based on this assessment, the Company anticipates the most significant impact will be the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet, related to operating leases.  This impact on its consolidated balance sheet is estimated to be less than 10% of total assets and liabilities.  Furthermore, the Company expects no significant impact on its consolidated income statement. Additionally, the Company is in the process of finalizing the implementation of a lease accounting system and refining internal controls and processes related to both the implementation and ongoing compliance of the new guidance.
Credit Losses on Financial Instruments

    In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). The standard amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. The standard requires a modified retrospective basis adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments of this ASU are effective for the Company's fiscal 2021, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on the financial statements.
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

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software and Products Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Appliances	When control of the appliances passes to the customer; typically upon delivery	Within 90 days of delivery	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Professional Services
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). The Company operates in one segment.

	Year Ended March 31, 2019
	Americas	EMEA	APAC	Total
Software and Products Revenue	$170,114	$95,913	$43,872	$309,899
Customer Support Revenue	237,190	82,895	38,662	358,747
Professional Services	23,076	12,380	6,855	42,311
Total Revenue	$430,380	$191,188	$89,389	$710,957

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2018	$152,219	$9,900	$4,380	$241,113	$84,661
Increase/(decrease), net	9,351	5,366	2,836	(2,674)	14,596
Ending Balance as of March 31, 2019	$161,570	$15,266	$7,216	$238,439	$99,257

The increase in accounts receivable is primarily a result of an increase in subscription software transactions that are recognized as revenue at the time of sale but paid for over time. The net increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software and products revenue transactions and customer support renewals during fiscal 2019.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $238,603 for the year ended March 31, 2019. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of March 31, 2019, approximately $27,956 of revenue may be recognized from remaining performance obligations, of which $3,137 was related to software and products. The Company expects the software and products revenue to be recognized next quarter. The majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

4.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2019	2018
Land	$9,445	$9,445
Buildings	103,244	103,244
Computers, servers and other equipment	38,551	37,132
Furniture and fixtures	15,184	15,594
Leasehold improvements	10,251	10,143
Purchased software	1,473	1,425
Construction in process	2,091	57
	180,239	177,040
Less: Accumulated depreciation and amortization	(57,523)	(48,428)
	$122,716	$128,612
The Company recorded depreciation and amortization expense of $12,060, $11,217, and $9,980 for the years ended March 31, 2019, 2018 and 2017, respectively.
5.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2019	2018
Compensation and related payroll taxes	$48,332	$46,192
Other	37,389	36,107
	$85,721	$82,299
6.     Commitments and Contingencies
Leases
The Company leases various office facilities under non-cancelable leases, which expire on various dates through April 2023. Future minimum lease payments under all operating leases at March 31, 2019 are as follows:

Year Ending March 31,
2020	$9,008
2021	6,634
2022	4,273
2023	2,228
2024 and thereafter	1,530
$23,673
Rent expenses were $11,474, $12,215, and $10,377 for the years ended March 31, 2019, 2018 and 2017, respectively.
Rent expense is calculated by amortizing total rental payments (net of any rental abatements, allowances and other rental concessions), on a straight-line basis, over the lease term. Accordingly, rent expense charged to operations differs from rent paid resulting in the Company recording deferred rent.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Purchase Commitments
The Company, in the normal course of business, enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2019 are approximately $16,748 for fiscal 2020, $3,221 for fiscal 2021, $447 for fiscal 2022 and $104 for fiscal 2023 and beyond, totaling $20,520 for all periods through fiscal 2023. These purchase commitments relate primarily to marketing and IT services.
The Company has certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software and products revenues, was $12,319 in fiscal 2019, $4,462 in fiscal 2018 and $2,646 in fiscal 2017.
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

Legal Proceedings
From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.
7.     Capitalization
On August 1, 2018 the Company's Board of Directors unanimously approved the termination of the Company’s rights agreement, which was originally scheduled to expire on November 14, 2018. The plan was amended to accelerate the expiration date to August 1, 2018, effectively terminating the plan as of that date.
Common Stock
The Company had 45,582 and 45,118 shares of common stock, par value $0.01, outstanding at March 31, 2019 and March 31, 2018, respectively.

During fiscal 2019, the Company repurchased $132,697 of common stock, or 2,115 shares, under its share repurchase program.
Shares Reserved for Issuance
At March 31, 2019 the Company has reserved 4,736 shares in connection with its Stock Plans discussed in Note 8.
Subsequent Event
On April 18, 2019, the Board of Directors authorized an increase to the existing share repurchase program so that $200,000 was available. The authorization continues to expire on March 31, 2020.
8.     Stock Plans
The Company maintains the Omnibus Incentive Plan (the “2016 Incentive Plan”) for granting awards to employees. On August 23, 2018, the Company’s shareholders approved an amendment to the 2016 Incentive Plan to increase the maximum number of shares of common stock that may be delivered under plan to 5,550, an increase of 2,000 shares. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The Company has one additional plan, the 2006 Long-Term Stock Incentive Plan (the “LTIP”), with outstanding options and awards but cannot be used for future grants.
The 2016 Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of the Company’s common stock. As of March 31, 2019, approximately 2,781 thousand shares were available for future issuance under the 2016 Incentive Plan.
As of March 31, 2019, the Company has granted non-qualified stock options, restricted stock units and performance stock awards under its stock incentive plans. Historically, equity awards granted by the Company under its stock incentive plans generally vest quarterly over a three-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. The Company anticipates that future grants under its stock incentive plans will be restricted stock units and performance stock awards and does not anticipate that it will grant stock options.
As of March 31, 2019, there was approximately $81,833 of unrecognized stock-based compensation expense related to all of the Company's employee stock plans, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 1.77 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.
The following summarizes the activity for the Company’s stock incentive plans from March 31, 2016 to March 31, 2019:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	5,939	$44.07
Options granted	—	—
Options exercised	(446)	28.44
Options forfeited	(77)	51.55
Options expired	(116)	68.98
Outstanding at March 31, 2017	5,300	44.74
Options granted	—	—
Options exercised	(842)	23.57
Options forfeited	(26)	43.30
Options expired	(30)	68.27
Outstanding at March 31, 2018	4,402	48.64
Options granted	—	—
Options exercised	(1,091)	28.92
Options forfeited	(15)	44.55
Options expired	(84)	80.02
Outstanding at March 31, 2019	3,212	$54.55	3.55	$51,133
Exercisable at March 31, 2019	3,203	$54.58	3.55	$50,965
The total intrinsic value of options exercised was $39,502, $26,547, and $9,896 in the years ended March 31, 2019, 2018 and 2017, respectively. The Company’s policy is to issue new shares upon exercise of options as the Company does not hold shares in treasury.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2016	2,212	$43.43
Granted	1,333	50.66
Vested	(975)	51.35
Forfeited	(174)	43.56
Non-vested as of March 31, 2017	2,396	45.53
Granted	1,235	59.71
Vested	(1,324)	46.74
Forfeited	(141)	48.24
Non-vested as of March 31, 2018	2,166	54.13
Granted	1,256	64.65
Vested	(1,276)	51.38
Forfeited	(315)	57.76
Non-vested as of March 31, 2019	1,831	$62.58
The total fair value of the restricted stock units that vested during the years ended March 31, 2019, 2018 and 2017 was $82,957, $76,193 and $50,051, respectively.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development and general and administrative expenses for the years ended March 31, 2019, 2018 and 2017.

	Year Ended March 31,
	2019	2018	2017
Cost of services revenue	$2,922	$3,182	$3,925
Sales and marketing	34,874	36,917	34,005
Research and development	8,601	8,411	7,335
General and administrative	31,458	25,619	28,663
Stock-based compensation expense	$77,855	$74,129	$73,928
In the year ended March 31, 2019, the table above excludes $2,632 respectively, of stock-based compensation expense related to the Company's restructuring activities described in footnote 12.
Performance Based Awards
In fiscal 2019, the Company granted 72 performance restricted stock units (PSU) to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2019 and ii) the Company's customary service periods. The awards vest in three annual tranches and have a maximum potential to vest at 200% (144 shares) based on actual fiscal 2019 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During each financial period, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. Based on the Company's results, the PSUs granted in fiscal 2019 will be eligible to vest at 94%. The awards are included in the restricted stock units table.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Awards with a Market Condition

In fiscal 2019, the Company granted 75 market performance stock units to certain executives, excluding the CEO awards described below. The vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (150 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted average fair value of the awards granted during the year was $81.78 per share. The awards are included in the restricted stock unit table above.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 211 shares in exchange for $10,407 of proceeds in fiscal 2019 and 234 shares in exchange for $10,282 of proceeds in fiscal 2018. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase.  The total expense associated with the Purchase Plan for fiscal 2019, 2018 and 2017 was $3,080, $2,848 and $2,620, respectively. As of March 31, 2019, there was approximately $1,161 of unrecognized cost related to the current purchase period of our Employee Stock Purchase Plan.
Impact on Stock Compensation Expense for Changes in Senior Leadership
During fiscal 2019, the Company’s Chief Executive Officer, N. Robert Hammer, announced his retirement effective February 1, 2019. As part of his retirement, the Company modified his equity awards to allow for continued vesting of his restricted stock awards and performance based awards. The Company also increased the timeframe for which his stock options shall remain exercisable to their original ten years expiration date and not thirty days from his last date of employment. The expense related to these modifications was $12,157 for the year ended March 31, 2019. The Company also recorded expenses of $1,208 related to the modification of other senior leadership.
In February 2019, the Company hired Sanjay Mirchandani, as the Company's new Chief Executive Officer replacing N. Robert Hammer. In connection with Mr. Mirchandani’s compensation package the Company granted him 46 market performance stock units. The vesting of these awards is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a market index over the next three years. Two-thirds of the awards will vest on the two-year anniversary of the grant date and the remaining third will vest on the three-year anniversary of the grant date. The awards have a maximum potential to vest at 200% (92 shares) based on TSR performance. The related stock-based compensation expense is consistent with our other market performance awards and based on the estimated fair value of the underlying shares on the date of grant. Expense on these awards is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted average fair value of these awards was $91.66 per share. These awards are excluded from the Awards with a Market Conditions section above. In addition, Mr. Mirchandani also received 108 time-vesting restricted stock units ("RSUs). Expense for both the market condition awards and time vesting RSUs for the year ended March 31, 2019 was $729. The awards are included in the restricted stock unit table above.

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

The Act requires complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the Act, estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service ("IRS), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation.

Valuation Allowance

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, the Company considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero.
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2019	2018	2017
Domestic	$(1,762)	$(18,159)	$(7,860)
Foreign	12,189	14,659	5,866
	$10,427	$(3,500)	$(1,994)

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2019	2018	2017
Current:
Federal	$(1,772)	$(1,036)	$6,360
State	103	(383)	(958)
Foreign	8,371	7,307	4,818
Deferred:
Federal	144	57,582	(11,520)
State	—	(4,601)	(80)
Foreign	20	(469)	(106)
	$6,866	$58,400	$(1,486)
A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2019, 2018 and 2017 are as follows:

	Year Ended March 31,
	2019	2018	2017
Statutory federal income tax expense (benefit) rate	21.0%	(31.6)%	(35.0)%
State and local income tax expense, net of federal income tax effect	1.0%	20.5%	2.9%
Foreign earnings taxed at different rates	25.5%	63.0%	131.5%
U.S. tax on Global Intangible Low-Taxed Income	72.9%	—%	—%
Domestic permanent differences	7.8%	65.6%	96.6%
Foreign tax credits	(22.4)%	(39.2)%	(67.7)%
Research credits	(51.8)%	(83.2)%	(163.2)%
Tax reserves	(5.2)%	(7.0)%	4.1%
Valuation allowance	(76.7)%	1,626.5%	(31.8)%
Statutory tax rate changes	(7.8)%	451.9%	15.9%
Stock-based compensation	97.2%	(377.6)%	—%
Other differences, net	4.3%	(20.3)%	(27.8)%
Effective income tax expense (benefit)	65.8%	1,668.6%	(74.5)%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

The significant components of the Company’s deferred tax assets are as follows:

	March 31,
	2019	2018
Deferred tax assets:
Net operating losses	$6,223	$9,015
Equity investment	1,298	1,162
Stock-based compensation	13,926	31,077
Deferred revenue	15,144	12,670
Tax credits	23,632	15,240
Accrued expenses	2,138	1,400
Allowance for doubtful accounts and other reserves	661	543
Less: valuation allowance	(50,160)	(58,350)
Total deferred tax assets	12,862	12,757
Deferred tax liabilities:
Depreciation and amortization	(6,673)	(6,172)
Deferred commissions and other	(8,783)	(10,790)
Total deferred tax liabilities	$(15,456)	$(16,962)
Net deferred tax liability	$(2,594)	$(2,430)

During fiscal 2019, the Company could no longer assert that it had the intent to indefinitely reinvest the earnings and profits of the foreign subsidiaries, with the exception of India. Accordingly, the Company was required to adjust its deferred tax liability for the effects of this change in assertion. This effect was not significant.
At March 31, 2019, the Company had U.S. federal net operating loss (NOL) carry forwards of $20,166. These net operating losses are allowed to be carryforward indefinitely. As of March 31, 2019, the Company had state net operating loss carry forwards which generated a deferred tax asset of $1,319. The State NOLs expire over various years beginning in 2029 depending on the jurisdiction.

The Company also had federal and state research tax credit (R&D credits) carryforwards of approximately $17,508 and $2,187, respectively. The federal research tax credit carryforwards expire from 2025 through 2036, and the state research tax credit carryforwards expire from 2019 through 2023.

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions are the United States, Australia, Canada, Germany, Netherlands and United Kingdom. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2019. The years subject to income tax examination in the Company’s foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOLs, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2018 - Present
Foreign jurisdictions	2013 - Present

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

Balance at March 31, 2016	$1,952
Additions for tax positions related to fiscal 2017	—
Additions for tax positions related to prior years	179
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	—
Foreign currency translation adjustment	(33)
Balance at March 31, 2017	2,098
Additions for tax positions related to fiscal 2018	—
Additions for tax positions related to prior years	150
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(397)
Foreign currency translation adjustment	(111)
Balance at March 31, 2018	1,740
Additions for tax positions related to fiscal 2019	—
Additions for tax positions related to prior years	547
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(695)
Foreign currency translation adjustment	—
Balance at March 31, 2019	1,592
The Company estimates that no significant remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2020. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. In the years ended March 31, 2019, 2018 and 2017, the Company recognized $40, $80 and $61, respectively, of interest and penalties in the Consolidated Statement of Operations.
10.     Employee Benefit Plan
The Company has a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, the Company makes contributions equal to a discretionary percentage of the employee’s contributions determined by the Company. During the years ended March 31, 2019, 2018 and 2017, the Company made contributions of $2,786, $2,959, and $2,998, respectively.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2019	2018	2017
Revenue:
United States	$379,221	$377,934	$365,354
Other	331,736	321,459	279,651
	$710,957	$699,393	$645,005
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2019, 2018 and 2017. Revenue included in the “Other” caption above primarily relates to the Company’s operations in Europe, Australia, Canada and Asia.

	March 31,
	2019	2018
Long-lived assets:
United States	$143,591	$145,918
Other	23,860	25,936
	$167,451	$171,854

At March 31, 2019 and 2018 no other individual country, other than the United States, accounts for 10% or more of long-lived assets.
12.    Restructuring
In fiscal 2019, the Company initiated a restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas. During the year ended March 31, 2019, the Company incurred total restructuring charges of $14,765. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and lease abandonment charges associated with two leases. These charges include $2,632 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

The activity in the Company’s restructuring accruals for the year ended March 31, 2019 is summarized as follows:

	Lease abandonment charges	Severance & payroll related charges	Total
Balance at March 31, 2018	$—	$—	$—
Restructuring charges	1,034	14,606	15,640
Payments	(540)	(12,642)	(13,182)
Accrual reversals	—	(875)	(875)
Balance at March 31, 2019	$494	$1,089	$1,583

As of March 31, 2019, the outstanding restructuring accruals primarily relate to future severance and lease payments.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

13.     Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2019
Total revenue	$176,177	$169,078	$184,275	$181,427
Gross margin	148,571	142,205	155,422	147,753
Net income (loss)	(8,567)	891	13,400	(2,163)
Net income (loss) per common share:
Basic (1)	$(0.19)	$0.02	$0.29	$(0.05)
Diluted (1)	$(0.19)	$0.02	$0.28	$(0.05)
	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2018
Total revenue	$165,972	$168,140	$180,366	$184,915
Gross margin	144,311	144,873	155,409	156,648
Net income (loss)	(284)	(1,010)	(58,945)	(1,661)
Net income (loss) per common share:
Basic (1)	$(0.01)	$(0.02)	$(1.30)	$(0.04)
Diluted (1)	$(0.01)	$(0.02)	$(1.30)	$(0.04)

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

(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31,

2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Commvault System, Inc.’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commvault Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated May 2, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
May 2, 2019

Item 9B.	Other Information
Not applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2019. Information with respect to this Item is incorporated herein by reference from our 2019 Proxy Statement, including in the sections captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from our 2019 Proxy Statement, including in the section captioned “Compensation Discussion and Analysis”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from our 2019 Proxy Statement, including in the section captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2019 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans. The following information is as of March 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(2)
Equity compensation plans approved by security holders(1)	5,043,000	$57.47	2,781,320
Equity compensation plans not approved by security holder	—	—	—
Totals	5,043,000	$57.47	2,781,320

(1)
Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our Omnibus Incentive Plan. These amounts do not include potentially issuable shares under the Employee Stock Purchase Plan. The company has reserved 1,955,000 shares for the future issuance of shares under the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from our 2019 Proxy Statement, including in the section captioned, “Transactions with Related Persons”.

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from our 2019 Proxy Statement, including in the sections captioned “Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2017, 2018 and 2019.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2017
Allowance for doubtful accounts	$315	$(161)	$51	$103
Valuation allowance for deferred taxes	$2,772	$(976)	$—	$1,796
Year Ended March 31, 2018
Allowance for doubtful accounts	$103	$25	$24	$104
Valuation allowance for deferred taxes	$1,796	$56,554	$—	$58,350
Year Ended March 31, 2019
Allowance for doubtful accounts	$104	$569	$184	$489
Valuation allowance for deferred taxes	$58,350	$(8,190)	$—	$50,160

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
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
4.3
Amendment No. 1 to Rights Agreement, dated as of August 1, 2018, by and between Commvault Systems, Inc. and Computershare Trust Company, N.A. (as successor to Registrar and Transfer Company), as rights agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated August 8, 2018)

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
10.14
Letter Agreement, by and among Commvault Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated April 30, 2018. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 30, 2018)

10.15*	Employment Agreement, dated January 8, 2019, between the Company and Sanjay Mirchandani. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 5, 2019)
10.16*	Agreement and General Release, dated February 1, 2019, between the Company and N. Robert Hammer. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 5, 2019)
10.17*
Executive Retention and Severance Agreement, dated March 5, 2019, between Commvault Systems, Inc. and Alan Bunte (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 1, 2019)

10.18*
Executive Retention and Severance Agreement, dated April 1, 2019, between Commvault Systems, Inc. and Jay Whalen (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 31, 2019)

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

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 2, 2019.

COMMVAULT SYSTEMS, INC.

By:	/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 2, 2019.

Signature	Title

/s/ SANJAY MIRCHANDANI	President and Chief Executive Officer
Sanjay Mirchandani
/s/ BRIAN CAROLAN	Vice President, Chief Financial Officer
Brian Carolan
/s/ JAMES WHALEN	Vice President, Chief Accounting Officer
James Whalen
/s/ NICHOLAS ADAMO	Chairman of the Board
Nicholas Adamo
/s/ ALAN G. BUNTE	Director
Alan G. Bunte
/s/ FRANK J. FANZILLI, JR.	Director
Frank J. Fanzilli, Jr.
/s/ CHARLES E. MORAN	Director
Charles E. Moran
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ MARTHA H. BEJAR	Director
Martha H. Bejar
/s/ VIVIE LEE	Director
Vivie Lee
/s/ DANIEL PULVER	Director
Daniel Pulver
/s/ GARY SMITH	Director
Gary Smith
/s/ DAVID F. WALKER	Director
David F. Walker