Form 10-Q
period 2019-06-30
COMMVAULT SYSTEMS INC
filed 2019-07-31
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2019

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33026

Commvault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3447504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Commvault Way Tinton Falls, New Jersey	07724
(Address of principal executive offices)	(Zip Code)
(732) 870-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVLT	NASDAQ
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, there were 45,179,511 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMMVAULT SYSTEMS, INC.
FORM 10-Q

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$320,821	$327,992
Short-term investments	130,325	130,338
Trade accounts receivable	137,628	176,836
Other current assets	23,762	19,836
Total current assets	612,536	655,002
Property and equipment, net	120,629	122,716
Operating lease assets	17,945	—
Deferred commissions cost	32,487	33,619
Other assets	9,725	11,116
Total assets	$793,322	$822,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$971	$2,186
Accrued liabilities	76,114	85,721
Current portion of operating lease liabilities	7,894	—
Deferred revenue	235,222	238,439
Total current liabilities	320,201	326,346
Deferred revenue, less current portion	96,633	99,257
Deferred tax liabilities, net	2,596	2,594
Long-term operating lease liabilities	11,618	—
Other liabilities	2,457	2,953
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding at June 30, 2019 and March 31, 2019	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,077 shares and 45,582 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	449	454
Additional paid-in capital	896,383	887,907
Accumulated deficit	(525,420)	(485,490)
Accumulated other comprehensive loss	(11,595)	(11,568)
Total stockholders’ equity	359,817	391,303
Total liabilities and stockholders’ equity	$793,322	$822,453

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues:
Software and products	$63,674	$75,050
Services	98,529	101,127
Total revenues	162,203	176,177
Cost of revenues:
Software and products	6,030	4,120
Services	22,690	23,486
Total cost of revenues	28,720	27,606
Gross margin	133,483	148,571
Operating expenses:
Sales and marketing	87,385	97,616
Research and development	23,580	24,097
General and administrative	22,507	23,239
Restructuring	4,079	7,895
Depreciation and amortization	2,606	2,533
Total operating expenses	140,157	155,380
Loss from operations	(6,674)	(6,809)
Interest income	1,923	891
Loss before income taxes	(4,751)	(5,918)
Income tax expense	2,095	2,649
Net loss	$(6,846)	$(8,567)
Net loss per common share:
Basic	$(0.15)	$(0.19)
Diluted	$(0.15)	$(0.19)
Weighted average common shares outstanding:
Basic	45,451	45,450
Diluted	45,451	45,450

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net loss	(6,846)	(8,567)
Other comprehensive loss:
Foreign currency translation adjustment	(27)	(5,169)
Comprehensive loss	$(6,873)	$(13,736)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2019	45,582	$454	$887,907	$(485,490)	$(11,568)	$391,303
Stock-based compensation			14,750			14,750
Share issuances related to stock-based compensation	325	3	660			663
Repurchase of common stock	(830)	(8)	(6,934)	(33,084)		(40,026)
Net loss				(6,846)		(6,846)
Other comprehensive loss					(27)	(27)
Balance as of June 30, 2019	45,077	$449	$896,383	$(525,420)	$(11,595)	$359,817

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2018	45,118	$450	$782,764	$(373,678)	$(5,472)	$404,064
Stock-based compensation			18,004			18,004
Share issuances related to stock-based compensation	828	8	13,390			13,398
Repurchase of common stock	(366)	(4)	(2,887)	(22,124)		(25,015)
Net loss				(8,567)		(8,567)
Other comprehensive loss					(5,169)	(5,169)
Balance as of June 30, 2018	45,580	$454	$811,271	$(404,369)	$(10,641)	$396,715
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(6,846)	$(8,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,918	3,059
Noncash stock-based compensation	14,750	18,004
Deferred income taxes	—	(105)
Amortization of deferred commissions cost	4,503	4,615
Impairment of operating lease assets	718	—
Changes in operating assets and liabilities:
Trade accounts receivable	43,165	8,672
Operating lease assets and liabilities, net	848	—
Other current assets and Other assets	(5,881)	2,919
Deferred commissions cost	(3,369)	(5,042)
Accounts payable	(1,217)	(376)
Accrued liabilities	(10,038)	(1,938)
Deferred revenue	(7,922)	3,298
Other liabilities	(489)	231
Net cash provided by operating activities	31,140	24,770
Cash flows from investing activities
Purchase of short-term investments	(32,800)	(11,252)
Proceeds from maturity of short-term investments	32,813	33,135
Purchase of property and equipment	(841)	(3,521)
Net cash provided by (used in) investing activities	(828)	18,362
Cash flows from financing activities
Repurchase of common stock	(40,026)	(25,015)
Proceeds from stock-based compensation plans	663	13,398
Net cash used in financing activities	(39,363)	(11,617)
Effects of exchange rate — changes in cash	1,880	(10,387)
Net increase (decrease) in cash and cash equivalents	(7,171)	21,128
Cash and cash equivalents at beginning of period	327,992	330,784
Cash and cash equivalents at end of period	$320,821	$351,912

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)
1.    Basis of Presentation

Commvault Systems, Inc. and its subsidiaries (“Commvault” or the “Company”) is a provider of data and information management software applications and related services. The Company develops, markets and sells a suite of software applications and services, primarily in North America, Europe, Australia and Asia, that provides its customers with data protection solutions supporting all major operating systems, applications, and databases on virtual and physical servers, NAS shares, cloud-based infrastructures, and mobile devices; management through a single console; multiple protection methods including backup and archive, snapshot management, replication, and content indexing for eDiscovery; efficient storage management using deduplication for disk, tape and cloud; integration with the industry's top storage arrays; complete virtual infrastructure management supporting multiple hypervisors; security capabilities to limit access to critical data; policy based data management; and an end-user experience that allows them to protect, find and recover their own data using common tools such as web browsers, Microsoft Outlook and File Explorer. The Company also sells appliances that integrate the Company's software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. The Company also provides its customers with a broad range of professional and customer support services.
The consolidated financial statements as of June 30, 2019 and for the three months ended June 30, 2019 and 2018 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2019. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
Correction of an Immaterial Error in Previously Issued Financial Statements
Subsequent to the issuance of the financial statements for the year ended March 31, 2018, the Company concluded that the Statement of Operations for fiscal 2018 and the interim periods contained an immaterial error related to the classification of legal fees related to intellectual property as Research and Development expenses and not General and Administrative expenses.  These immaterial errors have been corrected for the comparative period shown by reclassifying $697 from Research and Development expense to General and Administrative expense for the three months ended June 30, 2018. This immaterial error did not have any impact on our financial position, net loss or cash flow for the three months ended June 30, 2018.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Recently Issued Accounting Standards
Leases

    In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases. Under the new guidance, the Company is required to recognize a lease liability and a right-of-use asset for leases. The Company adopted the new guidance on April 1, 2019 using the optional transition method, which allows for the prospective application of the standard, and as a result, the Company did not record an adjustment to retained earnings. In addition, the Company elected the package of practical expedients, for all of its leases, permitted under the transition guidance within the standard, which allowed the Company to carry forward its historical lease classification, to not reassess prior conclusions related to initial direct costs and to not reassess whether any expired or existing contracts are or contain leases. The Company also elected the lessee practical expedient to combine lease and non-lease components for new leases and modified leases. The Company also made an accounting policy election in accordance with the new standard to apply accounting similar to ASC 840 to short-term leases, which are defined as leases that have a term of 12 months or less. The new guidance does not have any impact on the Statement of Operations or Statement of Cash Flows.

The adoption of ASC 842 resulted in the recording of operating lease assets and operating lease liabilities of approximately $18,900 and $19,300, respectively, as of April 1, 2019.

The Company’s lease liabilities relate primarily to operating leases for its global office infrastructure. These operating leases expire at various dates through fiscal 2026. The Company records lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company recognizes operating lease costs over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related operating lease cost on a straight-line basis over the lease term.

In addition, certain of the Company’s lease agreements include variable lease payments, such as estimated tax and maintenance charges. These variable lease payments are excluded from minimum lease payments and are included in the determination of lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated.

As of June 30, 2019, the Company did not have any finance leases.

Net lease cost recognized on our Condensed Consolidated Statement of Operations is summarized as follows:

Operating Lease Cost	$2,541
Short-term Lease Cost	119
Variable Lease Cost	242
Net Lease Cost	$2,902

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

As of June 30, 2019, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

Remainder of FY 2020	$6,666
FY 2021	6,794
FY 2022	4,440
FY 2023	2,338
FY 2024	656
Thereafter	981
Total Minimum Lease Payments	$21,875
Less: Imputed Interest	(2,363)
Present value of operating lease liabilities	$19,512
Less: Current Portion of operating lease liabilities	7,894
Long-term operating lease liabilities	$11,618

During the three months ended June 30, 2019, additions of operating lease assets were $1,600. As of June 30, 2019 the minimum lease commitment amount for operating leases signed but not yet commenced, was immaterial.
As of June 30, 2019 the weighted-average remaining operating lease term was 3.24 years and the weighted-average discount rate was 4% for operating leases recognized in the Condensed Consolidated Balance Sheet.
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
There have been no other additional significant changes in the Company’s accounting policies during the three months ended June 30, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2019 and to the changes disclosed above.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 38% and 37% of total revenues for the three months ended June 30, 2019 and 2018, respectively. Arrow accounted for 34% of total accounts receivable as of June 30, 2019 and 38% of total accounts receivable as of March 31, 2019.
Sales through the Company's distribution agreement with Avnet Technology Solutions ("Avnet") totaled 11% of total accounts receivables as of June 30, 2019.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table summarizes the composition of the Company’s financial assets measured at fair value at June 30, 2019 and March 31, 2019:

June 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$103,892	—	—	$103,892
Short-term investments	$—	132,196	—	$132,196

March 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$102,702	—	—	$102,702
Short-term investments	$—	131,937	—	$131,937

3.    Revenue
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

	Three Months Ended June 30, 2019
	Americas	EMEA	APAC	Total
Software and Products Revenue	$31,221	$21,375	$11,078	$63,674
Customer Support Revenue	57,730	21,667	10,085	89,482
Professional Services	4,866	2,682	1,499	9,047
Total Revenue	$93,817	$45,724	$22,662	$162,203

	Three Months Ended June 30, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$42,116	$22,025	$10,909	$75,050
Customer Support Revenue	60,426	20,359	9,621	90,406
Professional Services	5,785	3,226	1,710	10,721
Total Revenue	$108,327	$45,610	$22,240	$176,177

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the consolidated balance sheet. Long term unbilled receivables are included in Other assets. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2019	$161,570	$15,266	$7,216	$238,439	$99,257
Increase/(decrease), net	(38,199)	(1,009)	(1,319)	(3,217)	(2,624)
Ending Balance as of June 30, 2019	$123,371	$14,257	$5,897	$235,222	$96,633

The decrease in accounts receivable is primarily a result of a sequential decrease in software and products revenue relative to the fourth quarter of the prior year as well as a concentration of customer support renewals in the second half of the prior year. The decrease in deferred revenue is primarily the result of a strengthening of the U.S. dollar and a sequential decrease in deferred customer support revenue related to software and products revenue transactions and customer support renewals relative to the fourth quarter of fiscal 2019.

The amount of revenue recognized in fiscal 2020 that was included in the March 31, 2019 balance of deferred revenue was $87,912 for the three months ended June 30, 2019. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of June 30, 2019, $25,092 of revenue may be recognized from remaining performance obligations, of which $3,096 was related to software and products. The Company expects the vast majority of this software and products revenue to be recognized next quarter. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.
4.    Net Income per Common Share
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 4,925 and 6,274 for the three months ended June 30, 2019 and 2018, respectively, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

6.    Capitalization
As of June 30, 2019, $159,974 remained in the Company's current stock repurchase authorization which expires on March 31, 2020.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative and Restructuring expenses for the three months ended June 30, 2019 and 2018. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended June 30,
	2019	2018
Cost of services revenue	$690	$756
Sales and marketing	7,646	9,524
Research and development	1,993	2,215
General and administrative	4,053	4,599
Restructuring	368	910
Stock-based compensation expense	$14,750	$18,004

As of June 30, 2019, there was $76,915 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.87 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from the Company’s current estimate.
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2019 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2019	1,831	$62.58
Awarded	393	49.55
Vested	(307)	60.74
Forfeited	(85)	65.67
Non-vested as of June 30, 2019	1,832	$57.61

The weighted average fair value of restricted stock units awarded was $49.55 per unit during the three months ended June 30, 2019, and $71.58 per unit during the three months ended June 30, 2018. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the three months ended June 30, 2019, the Company granted 88 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2020 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (176 shares) based on actual fiscal 2020 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the three months ended June 30, 2019, the Company granted 88 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (176 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the three months ended June 30, 2019 was $48.26 per unit. The awards are included in the restricted stock unit table.
8.    Income Taxes
Income tax expense was $2,095 in the three months ended June 30, 2019 compared to an expense of $2,649 in the three months ended June 30, 2018. In fiscal 2018 the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The Company’s position remains unchanged as of the period ending June 30, 2019. The tax expense for the three months ended June 30, 2019 relates primarily to current foreign taxes.

9.    Restructuring
In fiscal 2019, the Company initiated a restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas. During the quarter, the Company incurred total restructuring charges of $4,079. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and lease abandonment charges associated with one office lease. These charges include $368 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

The activity in the Company’s restructuring accruals for the three months ended June 30, 2019 is summarized as follows:

Severance & payroll related charges
Balance at March 31, 2019	$1,089
Restructuring charges(1)	3,143
Payments	(2,014)
Accrual reversals	—
Balance at June 30, 2019	$2,218

(1) Restructuring charges of $3,143 in the table above do not include restructuring charges for one of the Company's leases in the amount of $936. Under the new lease standard (ASC 842) the Company is now required to account for the impairment as charge to the Statement of Operations and a reduction in the carrying amount of the right-of-use asset.

As of June 30, 2019, the outstanding restructuring accruals primarily relate to future severance payments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. In fiscal 2018, we also started selling appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of June 30, 2019, we had licensed our software applications to over 28,000 registered customers.

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and products. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 39% and 43% of our total revenues for the three months ended June 30, 2019 and 2018, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented 62% and 59% of our total software and products revenue in the three months ended June 30, 2019 and 2018, respectively.
Software and products revenue generated through indirect distribution channels was 97% of total software and products revenue in the three months ended June 30, 2019 and was 84% of total software revenue in the three months ended June 30, 2018. Software and products revenue generated through direct distribution channels was 3% of total software and products revenue in the three months ended June 30, 2019 and was 16% of total software revenue in the three months ended June 30, 2018. The dollar value of software and products revenue generated through indirect distribution channels decreased $1.3 million, or 2%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The dollar value of software and products revenue generated through direct distribution channels decreased $10.1 million, or 83%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We also have non-exclusive distribution agreements covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc., and Tech Data Corporation ("Tech Data"). Pursuant to these distribution agreements, these distributors’ primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 38% and 37% of our total revenues through Arrow in the three months ended June 30, 2019 and 2018, respectively. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 61% of our total revenues for the three months ended June 30, 2019 and 57% of our total revenues for the three months ended June 30, 2018. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 50% of our total revenue for the three months ended June 30, 2019 and 46% of our total revenue for the three months ended June 30, 2018. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2018 our software and products revenue would have been higher by $1.5 million, our services revenue would have been higher by $2.3 million, our cost of sales would have been higher by $0.6 million and our operating expenses would have been higher by $2.3 million from non-U.S. operations for the three months ended June 30, 2019.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $0.1 million and gains of $0.5 million in the three months ended June 30, 2019 and 2018, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Accounting for Income Taxes
There have been no significant changes in our critical accounting policies during the three months ended June 30, 2019 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2019. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2019 Annual Report on Form 10-K filed for a description of our accounting policies.

Results of Operations
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Revenues
Total revenues decreased $14.0 million, or 8%, from $176.2 million in the three months ended June 30, 2018 to $162.2 million in the three months ended June 30, 2019.
Software and Products Revenue. Software and products revenue decreased $11.4 million, or 15%, from $75.1 million in the three months ended June 30, 2018 to $63.7 million in the three months ended June 30, 2019. Software and products revenue represented 39% of our total revenues in the three months ended June 30, 2019 and 43% in the three months ended June 30, 2018.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China). Americas, EMEA and APAC represented 49%, 34% and 17% of total software and products revenue, respectively, for the three months ended June 30, 2019. The year over year decline of software and products revenue in the Americas was 26% and EMEA was 3%, while APAC increased 2%.

▪
The decrease in Americas software and products revenue was primarily the result of a decrease in the number of enterprise revenue transactions partially offset by an increase in the average enterprise transaction selling price.

▪
EMEA software and products revenue decreased primarily as a result of a decrease in non-enterprise transaction revenue. This decrease was partially offset by an increase in enterprise transaction revenue driven by an increase in the average enterprise transaction selling price.

▪
The increase in APAC software and products revenue was primarily the result of an increase in enterprise revenue partially offset by a decrease in non-enterprise revenue. Using exchanges rates from the prior year quarter, the increase in software and products revenue would have been 7%.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 62% of our software and products revenue in the three months ended June 30, 2019 and 59% of our software and products revenue in the three months ended June 30, 2018. Enterprise transactions decreased by $4.8 million, or 11%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This was driven by a 27% decrease in the number of enterprise transactions. The average dollar amount of such transactions was approximately $298 in the three months ended June 30, 2019 and $243 in the three months ended June 30, 2018.
Services Revenue. Services revenue decreased $2.6 million, or 3%, from $101.1 million in the three months ended June 30, 2018 to $98.5 million in the three months ended June 30, 2019. Services revenue represented 61% of our total revenues in the three months ended June 30, 2019 and 57% in the three months ended June 30, 2018. The decrease in services revenue is due to a $1.7 million decrease in training and consulting service revenue and a $0.9 million decrease in revenue from customer support agreements.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $1.9 million, from $4.1 million in the three months ended June 30, 2018 to $6.0 million in the three months ended June 30, 2019. Cost of software and product revenue represented 9% of software and product revenue in the three months ended June 30, 2019 compared to 5% in the three months ended June 30, 2018. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues decreased $0.8 million, or 3%, from $23.5 million in the three months ended June 30, 2018 to $22.7 million in the three months ended June 30, 2019. The gross margin of our services revenue was 77% for the both the three months ended June 30, 2019 and 2018.

Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $10.2 million, or 10%, from $97.6 million in the three months ended June 30, 2018 to $87.4 million in the three months ended June 30, 2019. The decrease is due to a $14.6 million decrease in employee compensation and related expenses mainly attributable to our restructuring and reorganization initiatives which was partially offset by an increase of $2.1 million related to our kick-off event held in the first quarter which was not held in the prior year. Sales and marketing expenses as a percentage of total revenues was 54% and 55% in the three months ended June 30, 2019 and 2018, respectively.
Research and Development. Research and development expenses decreased $0.5 million, or 2%, from $24.1 million in the three months ended June 30, 2018 to $23.6 million in the three months ended June 30, 2019. The decrease is primarily due to a decline in employee related costs. Research and development expenses as a percentage of total revenues was 15% in the three months ended June 30, 2019 and 14% in the three months ended June 30, 2018. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
General and Administrative. General and administrative expenses decreased $0.7 million, or 3%, from $23.2 million in the three months ended June 30, 2018 to $22.5 million in the three months ended June 30, 2019. The decrease is primarily due to a decline in employee related costs. General and administrative expenses in the three months ended June 30, 2019 includes $3.3 million of costs related to a non-routine shareholder matter and $0.1 million of net foreign currency transaction losses. General and administrative expenses as a percentage of total revenues was 14% in the three months ended June 30, 2019 and 13% in the three months ended June 30, 2018.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $4.1 million in the three months ended June 30, 2019. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as a lease abandonment charge related to the closure of one office. These charges include $0.4 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Income Tax Expense
Income tax expense was $2.1 million in the three months ended June 30, 2019 compared to expense of $2.6 million in the three months ended June 30, 2018. The income tax expense for the year ended June 30, 2019 relates primarily to current foreign taxes.

Liquidity and Capital Resources
As of June 30, 2019, our cash and cash equivalents balance of $320.8 million primarily consisted of cash and money market funds. In addition, as of June 30, 2019 we have short-term investments invested in U.S. Treasury Bills totaling $130.3 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2019, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $153.0 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
During the three months ended June 30, 2019, we repurchased $40.0 million of common stock shares under our share repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. As of June 30, 2019, $160.0 million remained in the Company's current stock repurchase authorization which expires March 31, 2020.

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
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$31,140	$24,770
Net cash provided by (used in) investing activities	(828)	18,362
Net cash used in financing activities	(39,363)	(11,617)
Effects of exchange rate-changes in cash	1,880	(10,387)
Net increase (decrease) in cash and cash equivalents	$(7,171)	$21,128

Net cash provided by operating activities was $31.1 million in the three months ended June 30, 2019 and $24.8 million in the three months ended June 30, 2018. In the three months ended June 30, 2019, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges and collection of accounts receivable, partially offset by decreases in deferred revenue and accrued expenses.
Net cash used in investing activities was $0.8 million for the three months ended June 30, 2019 and $18.4 million in the three months ended June 30, 2018. In the three months ended June 30, 2019, cash used in investing activities was related to $0.8 million of capital expenditures.
Net cash used in financing activities was $39.4 million in the three months ended June 30, 2019 and $11.6 million in the three months ended June 30, 2018. The cash used in financing activities in the three months ended June 30, 2019 was the result of $40.0 million of repurchases of common shares partially offset by $0.7 million of proceeds from the exercise of stock options and purchases related to our employee stock purchase program.
Working capital decreased $36.3 million from $328.7 million as of March 31, 2019 to $292.3 million as of June 30, 2019. The net decrease in working capital is due primarily to our use of cash to repurchase common shares.
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
Off-Balance Sheet Arrangements
As of June 30, 2019 we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of June 30, 2019, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 50% of our sales were outside the United States for the three months ended June 30, 2019. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. We recognized a net foreign currency transaction loss of $0.1 million in the three months ended June 30, 2019. We recognized a net foreign currency transaction gain of $0.5 million in the three months ended June 30, 2018. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
During the quarter, we implemented controls related to the adoption of ASC 842 and the related financial statement reporting. There were no other changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

During the first fiscal quarter of the fiscal 2020, we repurchased $40.0 million of common stock, or 829,658 shares, under our share repurchase program. A summary of our repurchases of common stock during the three months ended June 30, 2019 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
April 2019	—	$—	—	$200,000,000
May 2019	579,458	$49.19	579,458	$171,882,768
June 2019	250,200	$47.89	250,200	$159,973,900
Three Months Ended June 30, 2019	829,658	$48.24	829,658
Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	July 31, 2019	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
President and Chief Executive Officer

Dated:	July 31, 2019	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer