Form 10-Q
period 2019-09-30
COMMVAULT SYSTEMS INC
filed 2019-10-30
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2019, there were 45,711,386 shares of the registrant’s common stock, $0.01 par value, outstanding.

1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$377,625	$327,992
Short-term investments	97,619	130,338
Trade accounts receivable	127,593	176,836
Other current assets	21,916	19,836
Total current assets	624,753	655,002
Property and equipment, net	118,022	122,716
Operating lease assets	16,255	—
Deferred commissions cost	31,364	33,619
Other assets	11,372	11,116
Total assets	$801,766	$822,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,744	$2,186
Accrued liabilities	83,601	85,721
Current portion of operating lease liabilities	7,832	—
Deferred revenue	226,932	238,439
Total current liabilities	320,109	326,346
Deferred revenue, less current portion	94,411	99,257
Deferred tax liabilities, net	2,230	2,594
Long-term operating lease liabilities	10,486	—
Other liabilities	2,416	2,953
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,409 shares and 45,582 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	452	454
Additional paid-in capital	916,899	887,907
Accumulated deficit	(532,504)	(485,490)
Accumulated other comprehensive loss	(12,733)	(11,568)
Total stockholders’ equity	372,114	391,303
Total liabilities and stockholders’ equity	$801,766	$822,453

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Software and products	$68,595	$69,504	$132,269	$144,554
Services	98,987	99,574	197,516	200,701
Total revenues	167,582	169,078	329,785	345,255
Cost of revenues:
Software and products	8,831	5,049	14,861	9,169
Services	22,410	21,824	45,100	45,310
Total cost of revenues	31,241	26,873	59,961	54,479
Gross margin	136,341	142,205	269,824	290,776
Operating expenses:
Sales and marketing	80,960	89,494	168,345	187,110
Research and development	23,227	23,649	46,807	47,746
General and administrative	24,753	24,862	47,260	48,101
Restructuring	12,851	494	16,930	8,389
Depreciation and amortization	2,719	2,700	5,325	5,233
Total operating expenses	144,510	141,199	284,667	296,579
Income (loss) from operations	(8,169)	1,006	(14,843)	(5,803)
Interest income	1,561	1,148	3,484	2,039
Income (loss) before income taxes	(6,608)	2,154	(11,359)	(3,764)
Income tax expense	476	1,263	2,571	3,912
Net income (loss)	$(7,084)	$891	$(13,930)	$(7,676)
Net income (loss) per common share:
Basic	$(0.16)	$0.02	$(0.31)	$(0.17)
Diluted	$(0.16)	$0.02	$(0.31)	$(0.17)
Weighted average common shares outstanding:
Basic	45,277	45,880	45,363	45,666
Diluted	45,277	47,798	45,363	45,666

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	(7,084)	891	(13,930)	$(7,676)
Other comprehensive loss:
Foreign currency translation adjustment	(1,138)	(1,151)	(1,165)	$(6,320)
Comprehensive loss	$(8,222)	$(260)	$(15,095)	$(13,996)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2019	45,077	$449	$896,383	$(525,420)	$(11,595)	$359,817
Stock-based compensation			14,857			14,857
Share issuances related to stock-based compensation	332	3	5,659			5,662
Repurchase of common stock						—
Net loss				(7,084)		(7,084)
Other comprehensive loss					(1,138)	(1,138)
Balance as of September 30, 2019	45,409	$452	$916,899	$(532,504)	$(12,733)	$372,114

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2019	45,582	$454	$887,907	$(485,490)	$(11,568)	$391,303
Stock-based compensation			29,607			29,607
Share issuances related to stock-based compensation	657	6	6,319			6,325
Repurchase of common stock	(830)	(8)	(6,934)	(33,084)		(40,026)
Net loss				(13,930)		(13,930)
Other comprehensive loss					(1,165)	(1,165)
Balance as of September 30, 2019	45,409	$452	$916,899	$(532,504)	$(12,733)	$372,114
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
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(13,930)	$(7,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,054	6,072
Noncash stock-based compensation	29,607	35,754
Deferred income taxes	—	(273)
Amortization of deferred commissions cost	8,730	8,916
Impairment of operating lease assets	2,050	—
Changes in operating assets and liabilities:
Trade accounts receivable	45,625	21,495
Operating lease assets and liabilities, net	42	—
Other current assets and Other assets	(1,796)	4,884
Deferred commissions cost	(6,962)	(8,866)
Accounts payable	(425)	(382)
Accrued liabilities	(1,015)	(13,736)
Deferred revenue	(12,079)	(3,796)
Other liabilities	(782)	138
Net cash provided by operating activities	55,119	42,530
Cash flows from investing activities
Purchase of short-term investments	(32,800)	(65,519)
Proceeds from maturity of short-term investments	65,519	66,237
Purchase of property and equipment	(1,457)	(3,998)
Net cash provided by (used in) investing activities	31,262	(3,280)
Cash flows from financing activities
Repurchase of common stock	(40,026)	(38,303)
Proceeds from stock-based compensation plans	6,325	29,626
Net cash used in financing activities	(33,701)	(8,677)
Effects of exchange rate — changes in cash	(3,047)	(8,176)
Net increase in cash and cash equivalents	49,633	22,397
Cash and cash equivalents at beginning of period	327,992	330,784
Cash and cash equivalents at end of period	$377,625	$353,181

See accompanying unaudited notes to consolidated financial statements

Table of Contents
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
The consolidated financial statements as of September 30, 2019 and for the three and six months ended September 30, 2019 and 2018 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2019. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
Correction of an Immaterial Error in Previously Issued Financial Statements
Subsequent to the issuance of the financial statements for the year ended March 31, 2018 and for the interim periods in fiscal 2019, the Company concluded that the Statement of Operations for fiscal 2018 and the interim periods contained an immaterial error related to the classification of legal fees related to intellectual property as Research and Development expenses and not General and Administrative expenses.  These immaterial errors have been corrected for the comparative period shown by reclassifying $858 and $1,555 from Research and Development expense to General and Administrative expense for the three and six months ended September 30, 2018. This immaterial error did not have any impact on our financial position, net loss or cash flow.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

Recently Issued Accounting Standards
Leases

    In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases. Under the new guidance, the Company is required to recognize a lease liability and a right-of-use asset for leases. The Company adopted the new guidance on April 1, 2019 using the optional transition method, which allows for the prospective application of the standard, and as a result, the Company did not record an adjustment to retained earnings. In addition, the Company elected the package of practical expedients, for all of its leases, permitted under the transition guidance within the standard, which allowed the Company to carry forward its historical lease classification, to not reassess prior conclusions related to initial direct costs and to not reassess whether any expired or existing contracts are or contain leases. The Company also elected the lessee practical expedient to combine lease and non-lease components for new leases and modified leases. The Company also made an accounting policy election in accordance with the new standard to apply accounting similar to ASC 840 to short-term leases, which are defined as leases that have a term of twelve months or less. The new guidance does not have any impact on the Statement of Operations or Statement of Cash Flows.
Credit Losses on Financial Instruments

    In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). The standard amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. The standard requires a modified retrospective basis adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments of this ASU are effective for the Company's fiscal 2021. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on the financial statements.
There have been no other additional significant changes in the Company’s accounting policies during the six months ended September 30, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2019 and to the changes disclosed above.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% and 36% of total revenues for the six months ended September 30, 2019 and 2018, respectively. Arrow accounted for 31% of total accounts receivable as of September 30, 2019 and 38% of total accounts receivable as of March 31, 2019.
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
The following table summarizes the composition of the Company’s financial assets measured at fair value at September 30, 2019 and March 31, 2019:

September 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	—	—	$—
Short-term investments	$—	97,619	—	$97,619

March 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$102,702	—	—	$102,702
Short-term investments	$—	131,937	—	$131,937

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

	Three Months Ended September 30, 2019
	Americas	EMEA	APAC	Total
Software and Products Revenue	$35,863	$21,440	$11,292	$68,595
Customer Support Revenue	57,864	21,906	10,233	90,003
Professional Services	4,430	2,680	1,874	8,984
Total Revenue	$98,157	$46,026	$23,399	$167,582

	Three Months Ended September 30, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$41,376	$17,526	$10,602	$69,504
Customer Support Revenue	59,675	20,443	9,489	89,607
Professional Services	5,489	2,705	1,773	9,967
Total Revenue	$106,540	$40,674	$21,864	$169,078

	Six Months Ended September 30, 2019
	Americas	EMEA	APAC	Total
Software and Products Revenue	$67,084	$42,815	$22,370	$132,269
Customer Support Revenue	115,594	43,573	20,318	179,485
Professional Services	9,296	5,362	3,373	18,031
Total Revenue	$191,974	$91,750	$46,061	$329,785

	Six Months Ended September 30, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$83,492	$39,551	$21,511	$144,554
Customer Support Revenue	120,101	40,802	19,110	180,013
Professional Services	11,274	5,931	3,483	20,688
Total Revenue	$214,867	$86,284	$44,104	$345,255

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2019	$161,570	$15,266	$7,216	$238,439	$99,257
Increase/(decrease), net	(48,377)	(866)	727	(11,507)	(4,846)
Ending Balance as of September 31, 2019	$113,193	$14,400	$7,943	$226,932	$94,411

The decrease in accounts receivable is primarily a result of a concentration of customer support renewals in the second half of the prior year, a decrease in software and products revenue relative to the fourth quarter of the prior year and improved linearity in software and products revenue relative to the fourth quarter. The decrease in deferred revenue is primarily the result of a strengthening of the U.S. dollar and a decrease in deferred customer support revenue related to software and products revenue transactions and customer support renewals relative to the fourth quarter of fiscal 2019.

The amount of revenue recognized in fiscal 2020 that was included in the March 31, 2019 balance of deferred revenue was $68,273 and $156,185 for the three and six months ended September 30, 2019, respectively. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three and six months ended September 30, 2019 related to performance obligations from prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of September 30, 2019, $26,543 of revenue may be recognized from remaining performance obligations, of which $3,090 was related to software and products. The Company expects the majority of this software and products revenue to be recognized next quarter. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.
4.    Net Income per Common Share
The diluted weighted average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 4,780 and 1,024 for the three months ended September 30, 2019 and 2018, respectively, and 4,810 and 5,874 for the six months ended September 30, 2019 and 2018, because the effect would have been anti-dilutive.
5.    Commitments and Contingencies

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

6.    Capitalization
As of September 30, 2019, $159,974 remained in the Company's current stock repurchase authorization which expires on March 31, 2020.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

7.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative and Restructuring expenses for the three and six months ended September 30, 2019 and 2018. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of services revenue	$698	$756	$1,388	$1,512
Sales and marketing	7,359	9,071	15,005	18,595
Research and development	2,011	2,274	4,004	4,489
General and administrative	4,184	5,345	8,237	9,944
Restructuring	605	304	973	1,214
Stock-based compensation expense	$14,857	$17,750	$29,607	$35,754

As of September 30, 2019, there was $72,944 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 1.75 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from the Company’s current estimate.
Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2019 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2019	1,831	$62.58
Awarded	508	48.17
Vested	(475)	60.66
Forfeited	(127)	63.86
Non-vested as of September 30, 2019	1,737	$58.75

The weighted average fair value of restricted stock units awarded was $43.39 and $48.17 per unit during the three and six months ended September 30, 2019, and $67.41 and $71.11 per unit during the three and six months ended September 30, 2018. The weighted average fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In the six months ended September 30, 2019, the Company granted 88 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2020 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (176 shares) based on actual fiscal 2020 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

Awards with a Market Condition
In the six months ended September 30, 2019, the Company granted 88 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (176 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2019 was $48.26 per unit. The awards are included in the restricted stock unit table.
8.    Income Taxes
Income tax expense was $2,571 in the six months ended September 30, 2019 compared to an expense of $3,912 in the six months ended September 30, 2018. In fiscal 2018 the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The Company’s position remains unchanged as of the period ending September 30, 2019. The tax expense for the six months ended September 30, 2019 relates primarily to current foreign taxes.

9.    Restructuring
In fiscal 2019, the Company initiated a restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas. During the quarter, the Company incurred total restructuring charges of $12,851. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and lease abandonment charges associated with three office leases. These charges include $605 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

The activity in the Company’s restructuring accruals for the three and six months ended September 30, 2019 and 2018 is summarized as follows:

	Three Months Ended September 30,
	2019	2018
Balance at June 30	$2,218	$3,319
Restructuring charges(1)	11,737	494
Payments	(3,597)	(2,050)
Accrual reversals	—	—
Balance at September 30	$10,358	$1,763

	Six Months Ended September 30,
	2019	2018
Balance at March 31	$1,089	$—
Restructuring charges(1)	14,880	8,389
Payments	(5,611)	(6,626)
Accrual reversals	—	—
Balance at September 30	$10,358	$1,763

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

(1) Restructuring charges of $11,737 and $14,880 in the tables above do not include restructuring charges for one of the Company's leases in the amount of $1,114 and three in the amount of $2,050 for the three and six months ended September 30, 2019, respectively. Under the new lease standard (ASC 842) the Company is now required to account for the impairment as charge to the Statement of Operations and a reduction in the carrying amount of the right-of-use asset.

As of September 30, 2019, the outstanding restructuring accruals primarily relate to future severance payments.
10.    Leases

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

As of September 30, 2019, the Company did not have any finance leases.

Net lease cost recognized on our Condensed Consolidated Statement of Operations is summarized as follows:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating Lease Cost	$2,302	$4,843
Short-term Lease Cost	118	237
Variable Lease Cost	507	749
Net Lease Cost	$2,927	$5,829

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

As of September 30, 2019, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

Remainder of FY 2020	$3,856
FY 2021	7,241
FY 2022	4,227
FY 2023	1,964
FY 2024	1,362
Thereafter	1,714
Total Minimum Lease Payments	$20,364
Less: Imputed Interest	(2,046)
Present value of operating lease liabilities	$18,318
Less: Current Portion of operating lease liabilities	7,832
Long-term operating lease liabilities	$10,486

During the three and six months ended September 30, 2019, additions of operating lease assets were $3,705 and $5,305, respectively. As of September 30, 2019 the minimum lease commitment amount for operating leases signed but not yet commenced, was immaterial.
As of September 30, 2019, the weighted-average remaining operating lease term was 3.35 years and the weighted-average discount rate was 4% for operating leases recognized in the Condensed Consolidated Balance Sheet.

11.    Subsequent Events

On September 3, 2019, a wholly owned subsidiary of the Company, entered into a definitive purchase agreement to acquire substantially all the assets of Hedvig, Inc., a California based software-defined storage (SDS) innovator for total consideration of approximately $225 million, subject to customary transaction adjustments, which includes the purchase price and ongoing employee retention in the form of cash and stock-based compensation. The transaction closed on October 1, 2019. As the transaction occurred subsequent to period-end, the Company is still evaluating the purchase price allocation of the transaction but expects the primary assets acquired to be intangible assets and goodwill. Acquired tangible assets and assumed liabilities are expected to be immaterial. The allocation is expected to be finalized during the third quarter of fiscal 2020.

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
Overview

Commvault is a provider of data and information management software applications and related services. Commvault was incorporated in 1996 as a Delaware corporation. The Commvault software platform is an enterprise level, integrated data and information management solution, built from the ground up on a single platform and unified code base. All software functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. The software addresses many aspects of data management in the enterprise, while providing scalability and control of data and information. In fiscal 2018, we also started selling appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We also provide our customers with a broad range of professional services that are delivered by our worldwide support and field operations. As of September 30, 2019, we had licensed our software applications to over 29,000 registered customers.

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and products. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 40% and 42% of our total revenues for the six months ended September 30, 2019 and 2018, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented 63% and 62% of our total software and products revenue in the six months ended September 30, 2019 and 2018, respectively.
Software and products revenue generated through indirect distribution channels was 95% of total software and products revenue in the six months ended September 30, 2019 and was 87% of total software revenue in the six months ended September 30, 2018. Software and products revenue generated through direct distribution channels was 5% of total software and products revenue in the six months ended September 30, 2019 and was 13% of total software revenue in the six months ended September 30, 2018. The dollar value of software and products revenue generated through indirect distribution channels decreased $0.5 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. The dollar value of software and products revenue generated through direct distribution channels decreased $11.8 million in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We also have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 37% and 36% of our total revenues through Arrow in the six months ended September 30, 2019 and 2018, respectively. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it would have a material adverse effect on our future business.
Our services revenue was 60% of our total revenues for the six months ended September 30, 2019 and 58% of our total revenues for the six months ended September 30, 2018. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 49% of our total revenue for the six months ended September 30, 2019 and 46% of our total revenue for the six months ended September 30, 2018. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2018 our software and products revenue would have been higher by $1.5 million, our services revenue would have been higher by $1.7 million, our cost of sales would have been higher by $0.5 million and our operating expenses would have been higher by $2.0 million from non-U.S. operations for the three months ended September 30, 2019. Using the average foreign currency rates from the six months ended September 30, 2018 our software revenue would have been higher by $3.0 million, our services revenue would have been higher by $4.0 million, our cost of sales would have been higher by $1.1 million and our operating expenses would have been higher by $4.3 million from non-U.S. operations for the six months ended September 30, 2019.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction gain of $0.1 million in the three months ended September 30, 2019, and a loss of less than $0.1 million in the six months ended September 30, 2019. We recognized net foreign currency transaction gains of $0.2 million and $0.7 million in the three and six months ended September 30, 2018, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Accounting for Income Taxes
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2019 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2019. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2019 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Revenues
Total revenues decreased $1.5 million, or 1%, from $169.1 million in the three months ended September 30, 2018 to $167.6 million in the three months ended September 30, 2019.
Software and Products Revenue. Software and products revenue decreased $0.9 million, or 1%, from $69.5 million in the three months ended September 30, 2018 to $68.6 million in the three months ended September 30, 2019. Software and products revenue represented 41% of our total revenues in both the three months ended September 30, 2019 and 2018.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APAC represented 52%, 31% and 17% of total software and products revenue, respectively, for the three months ended September 30, 2019. The year over year decline of software and products revenue in the Americas was 13% while EMEA and APAC increased 22% and 7%, respectively.

▪
The decrease in Americas software and products revenue was primarily the result of a decrease in the number of enterprise revenue transactions partially offset by an increase in the average enterprise transaction selling price.

▪
EMEA software and products revenue increased primarily as a result of an increase in both the number and average selling price of enterprise revenue transactions. Using exchange rates from the prior year quarter, the increase in software and products revenue would have been 28%.

▪
The increase in APAC software and products revenue was primarily the result of an increase in both the number and average selling price of enterprise revenue transactions, which was partially offset by a decrease in non-enterprise revenue. Using exchanges rates from the prior year quarter, the increase in software and products revenue would have been 10%.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 64% of our software and products revenue in the three months ended September 30, 2019 and 66% of our software and products revenue in the three months ended September 30, 2018. Enterprise transactions decreased by $1.5 million, or 3%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was driven by a 16% decrease in the number of enterprise transactions. The average dollar amount of such transactions was approximately $328 thousand in the three months ended September 30, 2019 and approximately $284 thousand in the three months ended September 30, 2018.
Services Revenue. Services revenue decreased $0.6 million, or 1%, from $99.6 million in the three months ended September 30, 2018 to $99.0 million in the three months ended September 30, 2019. Services revenue represented 59% of our total revenues in both the three months ended September 30, 2019 and September 30, 2018. The decrease in services revenue is due to a $1.0 million decrease in training and consulting service revenue partially offset by a $0.4 million increase in revenue from customer support agreements.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $3.8 million, from $5.0 million in the three months ended September 30, 2018 to $8.8 million in the three months ended September 30, 2019. Cost of software and product revenue represented 13% of software and product revenue in the three months ended September 30, 2019 compared to 7% in the three months ended September 30, 2018. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues increased $0.6 million, or 3%, from $21.8 million in the three months ended September 30, 2018 to $22.4 million in the three months ended September 30, 2019. The gross margin of our services revenue was 77% and 78% for the three months ended September 30, 2019 and 2018.

Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $8.5 million, or 10%, from $89.5 million in the three months ended September 30, 2018 to $81.0 million in the three months ended September 30, 2019. The decrease is due to a $7.5 million decrease in employee compensation and related expenses mainly attributable to our restructuring and reorganization initiatives. Sales and marketing expenses as a percentage of total revenues was 48% and 53% in the three months ended September 30, 2019 and 2018, respectively.
Research and Development. Research and development expenses decreased $0.4 million, or 2%, from $23.6 million in the three months ended September 30, 2018 to $23.2 million in the three months ended September 30, 2019. The decrease is primarily due to a decline in employee related costs. Research and development expenses as a percentage of total revenues was 14% in both the three months ended September 30, 2019 and 2018.
General and Administrative. General and administrative expenses decreased $0.1 million, from $24.9 million in the three months ended September 30, 2018 to $24.8 million in the three months ended September 30, 2019. General and administrative expenses in the three months ended September 30, 2019 includes $4.3 million of costs related to a non-routine shareholder matter and $1.3 million of acquisition costs related to the Company's acquisition of Hedvig, Inc. in October 2019. General and administrative expenses as a percentage of total revenues was 15% in both the three months ended September 30, 2019 and 2018.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $12.9 million in the three months ended September 30, 2019. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as a lease abandonment charges related to the closure of three offices. These charges include $0.6 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Income Tax Expense
Income tax expense was $0.5 million in the three months ended September 30, 2019 compared to expense of $1.3 million in the three months ended September 30, 2018. The income tax expense for the three months ended September 30, 2019 relates primarily to current foreign taxes.
Six months ended September 30, 2019 compared to six months ended September 30, 2018
Revenues
Total revenues decreased $15.5 million, or 4%, from $345.3 million in the six months ended September 30, 2018 to $329.8 million in the six months ended September 30, 2019.
Software and Products Revenue. Software and products revenue decreased $12.3 million, or 8%, from $144.6 million in the six months ended September 30, 2018 to $132.3 million in the six months ended September 30, 2019. Software and products revenue represented 40% of our total revenues in the six months ended September 30, 2019 and 42% in the six months ended September 30, 2018.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APAC represented 51%, 32% and 17% of total software and products revenue, respectively, for the six months ended September 30, 2019. The year over year decline of software and products revenue in the Americas was 20% while EMEA and APAC increased 8% and 4%, respectively.

▪
The decrease in Americas software and products revenue was primarily the result of a decrease in the number of enterprise revenue transactions partially offset by an increase in the average enterprise transaction selling price.

▪
EMEA software and products revenue increased primarily as a result of an increase in both the number and average selling price of enterprise revenue transactions. Using exchange rates from the prior year, the increase in software and products revenue would have been 13%.

▪
The increase in APAC software and products revenue was primarily due to an increase in enterprise revenue driven by an increase in both the number of enterprise revenue transactions and in the average enterprise revenue transaction size. Using exchange rates from the prior year, the increase in software and products revenue would have been 9%.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 63% of our software and products revenue in the six months ended September 30, 2019 and 62% of our software and products revenue in the six months ended September 30, 2018. Enterprise transactions decreased by $6.3 million, or 7%, in the six months ended September 30, 2019 compared to the six months ended September 30, 2018. This was driven by a 22% decrease in the number of enterprise transactions. The average dollar amount of such transactions was approximately $313 thousand in the six months ended September 30, 2019 and $262 thousand in the six months ended September 30, 2018.
Services Revenue. Services revenue decreased $3.2 million, or 2%, from $200.7 million in the six months ended September 30, 2018 to $197.5 million in the six months ended September 30, 2019. Services revenue represented 60% of our total revenues in the six months ended September 30, 2019 and 58% in the six months ended September 30, 2018. The decrease in services revenue is due to a $2.7 million decrease in training and consulting service revenue and a $0.5 million decreased in revenue from customer support agreements.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $5.7 million, from $9.2 million in the six months ended September 30, 2018 to $14.9 million in the six months ended September 30, 2019. Cost of software and product revenue represented 11% of software and product revenue in the six months ended September 30, 2019 compared to 6% in the six months ended September 30, 2018. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will increase.
Cost of Services Revenues. Total cost of services revenues decreased $0.2 million, from $45.3 million in the six months ended September 30, 2018 to $45.1 million in the six months ended September 30, 2019. The gross margin of our services revenue was 77% for the both the six months ended September 30, 2019 and 2018.
Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $18.8 million, or 10%, from $187.1 million in the six months ended September 30, 2018 to $168.3 million in the six months ended September 30, 2019. The decrease is due to a $22.1 million decrease in employee compensation and related expenses mainly attributable to our restructuring and reorganization initiatives. The decrease was partially offset by an increase in marketing related expenses. Sales and marketing expenses as a percentage of total revenues was 51% and 54% in the six months ended September 30, 2019 and 2018, respectively.
Research and Development. Research and development expenses decreased $0.9 million, or 2% , from $47.7 million in the six months ended September 30, 2018 to $46.8 million in the six months ended September 30, 2019. The decrease is primarily due to a decline in employee related costs. Research and development expenses as a percentage of total revenues was 14% in both the six months ended September 30, 2019 and 2018.
General and Administrative. General and administrative expenses decreased $0.8 million, or 2%, from $48.1 million in the six months ended September 30, 2018 to $47.3 million in the six months ended September 30, 2019. General and administrative expenses in the six months ended September 30, 2019 includes $7.6 million of costs related to a non-routine shareholder matter and $1.3 million in acquisition costs. General and administrative expenses as a percentage of total revenues was 14% in both the six months ended September 30, 2019 and 2018.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $16.9 million in the six months ended September 30, 2019. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as a lease abandonment charges related to the closure of 3 offices. These charges include $1.0 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

Income Tax Expense
Income tax expense was $2.6 million in the six months ended September 30, 2019 compared to expense of $3.9 million in the six months ended September 30, 2018. The income tax expense for the six months ended September 30, 2019 relates primarily to current foreign taxes.

Liquidity and Capital Resources
As of September 30, 2019, our cash and cash equivalents balance of $377.6 million primarily consisted of cash. In addition, as of September 30, 2019 we have short-term investments invested in U.S. Treasury Bills totaling $97.6 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
On October 1, 2019, we closed on the acquisition of Hedvig, Inc. In connection with the closing we made $165.5 million of payments from our cash balance.
As of September 30, 2019, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $164.1 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
During the six months ended September 30, 2019, we repurchased $40.0 million of common stock shares under our share repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. As of September 30, 2019, $160.0 million remained in the Company's current stock repurchase authorization which expires March 31, 2020.
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
Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$55,119	$42,530
Net cash provided by (used in) investing activities	31,262	(3,280)
Net cash used in financing activities	(33,701)	(8,677)
Effects of exchange rate-changes in cash	(3,047)	(8,176)
Net increase in cash and cash equivalents	$49,633	$22,397

Net cash provided by operating activities was $55.1 million in the six months ended September 30, 2019 and $42.5 million in the six months ended September 30, 2018. In the six months ended September 30, 2019, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges and collection of accounts receivable, partially offset by decreases in deferred revenue and accrued expenses.
Net cash provided by investing activities was $31.3 million for the six months ended September 30, 2019 and net cash used in investing activities was $3.3 million in the six months ended September 30, 2018. In the six months ended September 30, 2019, cash provided by investing activities was related to the net proceeds from the maturity of short-term investments of $32.7 million partially offset by $1.5 million of capital expenditures.

Net cash used in financing activities was $33.7 million in the six months ended September 30, 2019 and $8.7 million in the six months ended September 30, 2018. The cash used in financing activities in the six months ended September 30, 2019 was the result of $40.0 million of repurchases of common shares partially offset by $6.3 million of proceeds from the exercise of stock options and purchases related to our employee stock purchase program.
Working capital decreased $24.0 million from $328.7 million as of March 31, 2019 to $304.6 million as of September 30, 2019. The net decrease in working capital is due primarily to our use of cash to repurchase common shares partially offset by the collection of trade receivables and a decrease in deferred revenue.
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
Off-Balance Sheet Arrangements
As of September 30, 2019 we do not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of September 30, 2019, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 49% of our sales were outside the United States for the six months ended September 30, 2019. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.

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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. We recognized a net foreign currency transaction gain of $0.1 million and a loss of less than $0.1 million in the three and six months ended September 30, 2019. We recognized net foreign currency transaction gains of $0.2 million and $0.7 million in the three and six months ended September 30, 2018. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
On October 1, 2019, we completed the acquisition of Hedvig, Inc., a California based software-defined storage (SDS) innovator for total consideration of approximately $225 million, subject to customary transaction adjustments, which includes the purchase price and ongoing employee retention in the form of cash and stock-based compensation. The transaction closed on October 1, 2019.
Acquisitions, including complete acquisitions, involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel or valuable customers, legal liabilities and the need to amortize acquired intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any additional future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.
The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. Although we conduct due diligence in connection with each of our acquisitions, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others or that the technology does not have the acceptance in the marketplace that we anticipated.
We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution, integration or underperformance relative to prior expectations. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, which could have a material adverse effect on our business, results of operations and financial condition. Consequently, any acquisition we complete may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated.
Following the completion of acquisitions, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, and other transition services to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the three months ended September 30, 2019.
Item 3. Defaults upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
As reported reported in our 8-K filed on August 23, 2019, at our fiscal 2019 Annual Meeting of Stockholders held on August 22, 2019, the stockholders approved the Commvault Systems, Inc. Omnibus Incentive Plan as amended by the Third Amendment (the “Incentive Plan”), pursuant to which we may grant awards to its officers, employees, directors, consultants, independent contractors and agents and those of its affiliates. Awards that may be granted under the Incentive Plan include stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards. The Third Amendment increased the number of shares available for issuance under the Incentive Plan by 1,500,000 shares for a total of 7,050,000 shares of Common Stock.

A more complete description of the Incentive Plan is contained in our proxy statement, dated July 3, 2019, as filed with the Securities and Exchange Commission (“Proxy Statement”), under the heading “Proposal 3 - Approval of Commvault Systems, Inc. Omnibus Incentive Plan, as amended by the Third Amendment” which is incorporated herein by reference. The descriptions of the Incentive Plan set forth herein and in the Proxy Statement are qualified in their entirety by reference to the complete text of the Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Third Amendment Thereof), which is incorporated by reference to Exhibit 10.1 to Form 8-K filed August 23, 2019.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Commvault Systems, Inc., as amended
3.2	Second Amended and Restated Bylaws of Commvault Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 7, 2019)
10.1	Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Third Amendment Thereof), which is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 23, 2019
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	October 30, 2019	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
President and Chief Executive Officer

Dated:	October 30, 2019	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer