Form 10-Q
period 2019-12-31
COMMVAULT SYSTEMS INC
filed 2020-01-31
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2020, there were 46,601,042 shares of the registrant’s common stock, $0.01 par value, outstanding.

1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$272,025	$327,992
Restricted cash	8,000	—
Short-term investments	64,988	130,338
Trade accounts receivable	161,626	176,836
Other current assets	18,774	19,836
Total current assets	525,413	655,002
Property and equipment, net	115,972	122,716
Operating lease assets	15,248	—
Deferred commissions cost	31,990	33,619
Intangible assets, net	49,175	—
Goodwill	112,435	—
Other assets	12,335	11,116
Total assets	$862,568	$822,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,069	$2,186
Accrued liabilities	89,474	85,721
Current portion of operating lease liabilities	7,730	—
Deferred revenue	235,513	238,439
Total current liabilities	333,786	326,346
Deferred revenue, less current portion	97,730	99,257
Deferred tax liabilities, net	1,726	2,594
Long-term operating lease liabilities	9,223	—
Other liabilities	2,470	2,953
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,497 shares and 45,582 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	463	454
Additional paid-in capital	962,097	887,907
Accumulated deficit	(533,154)	(485,490)
Accumulated other comprehensive loss	(11,773)	(11,568)
Total stockholders’ equity	417,633	391,303
Total liabilities and stockholders’ equity	$862,568	$822,453

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Software and products	$76,631	$84,515	$208,900	$229,069
Services	99,720	99,760	297,236	300,461
Total revenues	176,351	184,275	506,136	529,530
Cost of revenues:
Software and products	8,077	6,093	22,938	15,262
Services	22,446	22,760	67,546	68,070
Total cost of revenues	30,523	28,853	90,484	83,332
Gross margin	145,828	155,422	415,652	446,198
Operating expenses:
Sales and marketing	84,563	94,392	252,908	281,502
Research and development	30,503	22,005	77,310	69,751
General and administrative	23,864	20,900	71,124	69,001
Restructuring	2,021	4,953	18,951	13,342
Depreciation and amortization	5,356	2,728	10,681	7,961
Total operating expenses	146,307	144,978	430,974	441,557
Income (loss) from operations	(479)	10,444	(15,322)	4,641
Interest income	786	1,721	4,270	3,760
Income (loss) before income taxes	307	12,165	(11,052)	8,401
Income tax expense (benefit)	957	(1,235)	3,528	2,677
Net income (loss)	$(650)	$13,400	$(14,580)	$5,724
Net income (loss) per common share:
Basic	$(0.01)	$0.29	$(0.32)	$0.12
Diluted	$(0.01)	$0.28	$(0.32)	$0.12
Weighted average common shares outstanding:
Basic	46,028	46,074	45,586	45,803
Diluted	46,028	47,357	45,586	47,674

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	(650)	13,400	(14,580)	$5,724
Other comprehensive loss:
Foreign currency translation adjustment	960	(173)	(205)	$(6,493)
Comprehensive income (loss)	$310	$13,227	$(14,785)	$(769)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2019	45,409	$452	$916,899	$(532,504)	$(12,733)	$372,114
Stock-based compensation			18,974			18,974
Share issuances related to business combinations			1,616			1,616
Share issuances related to stock-based compensation	1,088	11	24,608			24,619
Net loss				(650)		(650)
Other comprehensive income					960	960
Balance as of December 31, 2019	46,497	$463	$962,097	$(533,154)	$(11,773)	$417,633

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2019	45,582	$454	$887,907	$(485,490)	$(11,568)	$391,303
Stock-based compensation			48,581			48,581
Share issuances related to business combinations			1,616			1,616
Share issuances related to stock-based compensation	1,745	17	30,927			30,944
Repurchase of common stock	(830)	(8)	(6,934)	(33,084)		(40,026)
Net loss				(14,580)		(14,580)
Other comprehensive loss					(205)	(205)
Balance as of December 31, 2019	46,497	$463	$962,097	$(533,154)	$(11,773)	$417,633
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
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net Income (loss)	$(14,580)	$5,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,618	9,112
Noncash stock-based compensation	48,581	51,586
Deferred income taxes	—	(150)
Amortization of deferred commissions cost	13,150	13,006
Impairment of operating lease assets	2,195	—
Changes in operating assets and liabilities:
Trade accounts receivable	12,735	(17,918)
Operating lease assets and liabilities, net	(512)	—
Other current assets and Other assets	5,586	10,425
Deferred commissions cost	(11,352)	(13,765)
Accounts payable	(1,726)	637
Accrued liabilities	(2,018)	5,345
Deferred revenue	(6,262)	9,368
Other liabilities	(1,407)	224
Net cash provided by operating activities	56,008	73,594
Cash flows from investing activities
Purchase of short-term investments	(32,800)	(98,150)
Proceeds from maturity of short-term investments	98,150	99,243
Purchase of property and equipment	(1,911)	(5,104)
Business combination, net of cash acquired	(157,495)	—
Net cash used in investing activities	(94,056)	(4,011)
Cash flows from financing activities
Repurchase of common stock	(40,026)	(92,683)
Proceeds from stock-based compensation plans	30,944	32,829
Net cash used in financing activities	(9,082)	(59,854)
Effects of exchange rate — changes in cash	(837)	(13,115)
Net decrease in cash, cash equivalents and restricted cash	(47,967)	(3,386)
Cash, cash equivalents and restricted cash at beginning of period	327,992	330,784
Cash, cash equivalents and restricted cash at end of period	$280,025	$327,398

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

1.    Basis of Presentation
The consolidated financial statements of Commvault Systems, Inc. and its subsidiaries ("Commvault" or the "Company") as of December 31, 2019 and for the three and nine months ended December 31, 2019 and 2018 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for fiscal 2019. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
2.    Summary of Significant Accounting Policies
Correction of an Immaterial Error in Previously Issued Financial Statements
Subsequent to the issuance of the financial statements for the year ended March 31, 2018 and for the interim periods in fiscal 2019, the Company concluded that the Consolidated Statement of Operations contained an immaterial error related to the classification of legal fees related to intellectual property as Research and development expenses and not General and administrative expenses.  These immaterial errors have been corrected for the comparative period shown by reclassifying $911 and $2,466 from Research and development expense to General and administrative expense for the three and nine months ended December 31, 2018. This immaterial error did not have any impact on our financial position, net loss or cash flow.
Recently Issued Accounting Standards
Leases

    In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases. Under the new guidance, the Company is required to recognize a lease liability and a right-of-use asset for leases. The Company adopted the new guidance on April 1, 2019 using the optional transition method, which allows for the prospective application of the standard, and as a result, the Company did not record an adjustment to retained earnings. In addition, the Company elected the package of practical expedients, for all of its leases, permitted under the transition guidance within the standard, which allowed the Company to carry forward its historical lease classification, to not reassess prior conclusions related to initial direct costs and to not reassess whether any expired or existing contracts are or contain leases. The Company also elected the lessee practical expedient to combine lease and non-lease components for new leases and modified leases. The Company also made an accounting policy election in accordance with the new standard to apply accounting similar to ASC 840 to short-term leases, which are defined as leases that have a term of twelve months or less. The new guidance does not have any impact on the Consolidated Statement of Operations or Consolidated Statement of Cash Flows.
Credit Losses on Financial Instruments

    In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). The standard amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. The standard requires a modified retrospective basis adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments of this ASU are effective for the Company's fiscal 2021. The Company does not expect the adoption of ASU 2016-13 will have a material impact the financial statements.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

There have been no other additional significant changes in the Company’s accounting policies during the nine months ended December 31, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended March 31, 2019 and to the changes disclosed above.
Concentration of Credit Risk
The Company grants credit to customers in a wide variety of industries worldwide and generally does not require collateral. Credit losses relating to these customers have been minimal.
Sales through the Company’s distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% of total revenues for both the nine months ended December 31, 2019 and 2018. Arrow accounted for approximately 32% of total accounts receivable as of December 31, 2019 and 38% of total accounts receivable as of March 31, 2019.
Sales through the Company's original manufacturing agreement with Hitachi Vantara (formerly Hitachi Data Systems) ("Hitachi") accounted for 11% of total accounts receivables as of December 31, 2019.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments. The Company’s cash equivalents balance consists primarily of money market funds. The Company’s short-term investments balance consists of U.S. Treasury Bills with maturities of one year or less. The Company accounts for its short-term investments as held to maturity. The contingent consideration liability associated with the Hedvig acquisition as discussed further in Note 3 of the unaudited consolidated financial statements was valued based on a probability weighted-average approach.
The following table summarizes the composition of the Company’s financial assets measured at fair value at December 31, 2019 and March 31, 2019:

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$34,800	—	—	$34,800
Short-term investments	$—	66,262	—	$66,262
Total assets	$34,800	$66,262	—	$101,062
Liabilities:
Contingent consideration	$—	$—	$(4,000)	$(4,000)

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$102,702	—	—	$102,702
Short-term investments	$—	131,937	—	$131,937
Total assets	$102,702	$131,937	—	$234,639

Goodwill and Intangible Assets
Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. The carrying value of goodwill is tested for impairment on an annual basis on January 1, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of its carrying amount. For the purpose of impairment testing, the Company has a single reporting unit. The impairment test consists of comparing the fair value with its carrying amount that includes goodwill. If the carrying amount of goodwill exceeds the fair value of goodwill, an impairment loss would be recognized to reduce the carrying amount to its fair value.

Purchased intangible assets with finite lives are valued using the income method and are amortized on a straight-line basis over their economic lives of five years for developed technology and two years for customer relationships as the Company believes this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. Impairment losses are recognized if the carrying amount of an intangible is both not recoverable and exceeds its fair value.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

3.    Business Combination
On October 1, 2019, the Company completed the acquisition of Hedvig Inc., a Delaware corporation, (“Hedvig”), for a purchase price of $163,205, which consisted of $157,589 of cash (exclusive of $4,000 of contingent consideration), and $1,616 of restricted stock units.
The Company also entered into compensation arrangements with the employees of Hedvig. This included the issuance of restricted stock units that vest over the next three years (a portion of which is allocated to the purchase price). Refer to Note 8 of the unaudited consolidated financial statements for further discussion on stock awards. Additionally, certain Hedvig shareholders will receive cash payments totaling $14,100 over the course of the 30 months following the date of acquisition, contingent on their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, under US GAAP they are accounted for as compensation expense over the course of the 30 month service period, and not included in the purchase price.
The following table summarizes the purchase price and preliminary purchase price allocation made as of the date of acquisition:

Purchase price allocation:
Cash paid at closing	$157,589
Fair value of restricted stock units included in purchase price	1,616
Fair value of contingent consideration	4,000
Total purchase price	$163,205

Assets acquired and liabilities assumed:
Cash	$94
Trade accounts receivable	1,074
Other current assets	104
Property and equipment	202
Intangible assets	52,000
Other assets	682
Accounts payable and accrued liabilities	(1,060)
Deferred revenue	(2,231)
Operating lease liability, net of operating lease assets	(11)
Deferred tax liability	(84)
Total identifiable net assets acquired and liabilities assumed	50,770
Goodwill	112,435
Total purchase price	163,205

Contingent consideration
The contingent consideration arrangement requires the Company to pay up to $8,000 of cash to the former owners of Hedvig, contingent on the Company receiving one or more bona fide and valid purchase orders from a specified customer, no later than April 30, 2020. The $8,000 is classified as Restricted cash on the Consolidated Balance Sheet. The actual consideration paid can range from $0 to $8,000 and is based on the amount of orders received. The fair value of the contingent liability was estimated to be $4,000 based on a probability weighted-average approach and was included in the purchase price. The $4,000 liability is included in Accrued liabilities on the Consolidated Balance Sheet. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded in earnings. Changes in fair value will be recognized in General and administrative expense. As of December 31, 2019, the Company continues to estimate the fair value of the liability as $4,000.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Actual and Unaudited Pro Forma Information
The unaudited amounts of Hedvig’s revenue and net loss included in the Company’s consolidated income statement for both the three and nine months ended December 31, 2019, and the revenue and net loss of the combined entity had the acquisition date been April 1, 2018, are as follows:

	Revenue	Net Loss
Actual from 10/01/2019 - 12/31/2019	$240	$(9,325)

Fiscal 2020 supplemental pro forma from 04/01/2019 - 12/31/2019	$507,241	$(19,246)

Fiscal 2019 supplemental pro forma from 04/01/2018 - 12/31/2018	$532,825	$(21,072)

The Company's post-acquisition loss for the three and nine months ended December 31, 2019 includes expenses related to the noncash amortization of intangible assets, compensation paid to Hedvig employees, restricted stock units granted to Hedvig employees and the cash payments being made to Hedvig shareholders over a 30 month service period as discussed above.
The fiscal 2020 supplemental pro forma net loss was adjusted to exclude $5,639 of acquisition-related costs incurred in fiscal 2020. The fiscal 2019 supplemental pro forma net loss was adjusted to include these charges. In addition to estimated operating expenses, both periods include noncash amortization expenses related to intangible assets as if the acquisition had taken place on April 1, 2018.

4.    Goodwill and Intangible Assets, Net
Goodwill
The goodwill of $112,435 arising from the acquisition represents the estimated value of potential expansion with new customers, the opportunity to further develop sales relationships with new customer and intangible assets that do not qualify for separate recognition. None of the goodwill recorded is expected to be deductible for income tax purposes. The Company will perform the annual impairment test of goodwill on January 1.
Intangible assets, net
Intangible assets consist of developed technology and customer relationships which were valued using the income approach. Developed technology and customer relationships have estimated useful lives of five and two years, respectively, and are being amortized on a straight-line basis. Purchased intangible assets, net of amortization are summarized below:

	December 31, 2019
	Gross	Accumulated Amortization	Net Assets
Developed technology	$49,000	$(2,450)	$46,550
Customer relationships	3,000	(375)	2,625
Total intangible assets	$52,000	$(2,825)	$49,175

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Future amortization expense associated with intangible assets with finite lives is expected to be:

December 31, 2019
2020 (remaining)	$2,825
2021	11,300
2022	10,550
2023	9,800
2024	9,800
Thereafter	4,900
$49,175

5.    Revenue
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

	Three Months Ended December 31, 2019
	Americas	EMEA	APAC	Total
Software and Products Revenue	$40,291	$29,107	$7,233	$76,631
Customer Support Revenue	57,856	22,237	10,438	90,531
Professional Services	4,883	2,673	1,633	9,189
Total Revenue	$103,030	$54,017	$19,304	$176,351

	Three Months Ended December 31, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$41,798	$31,073	$11,644	$84,515
Customer Support Revenue	58,575	20,597	9,669	88,841
Professional Services	6,193	3,014	1,712	10,919
Total Revenue	$106,566	$54,684	$23,025	$184,275

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Nine Months Ended December 31, 2019
	Americas	EMEA	APAC	Total
Software and Products Revenue	$107,375	$71,922	$29,603	$208,900
Customer Support Revenue	173,450	65,810	30,756	270,016
Professional Services	14,179	8,035	5,006	27,220
Total Revenue	$295,004	$145,767	$65,365	$506,136

	Nine Months Ended December 31, 2018
	Americas	EMEA	APAC	Total
Software and Products Revenue	$125,290	$70,624	$33,155	$229,069
Customer Support Revenue	178,676	61,399	28,779	268,854
Professional Services	17,467	8,945	5,195	31,607
Total Revenue	$321,433	$140,968	$67,129	$529,530

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2019	$161,570	$15,266	$7,216	$238,439	$99,257
Increase/(decrease), net	(15,895)	685	1,431	(2,926)	(1,527)
Ending Balance as of December 31, 2019	$145,675	$15,951	$8,647	$235,513	$97,730

The decrease in accounts receivable is primarily a result of a decrease in software and products revenue relative to the fourth quarter of the prior year. The decrease in deferred revenue is primarily the result of a decrease in deferred customer support revenue related to software and products revenue transactions and customer support renewals relative to the fourth quarter of fiscal 2019 and a weakening of the U.S. dollar.

The amount of revenue recognized in fiscal 2020 that was included in the March 31, 2019 balance of deferred revenue was $51,753 and $207,938 for the three and nine months ended December 31, 2019, respectively. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three and nine months ended December 31, 2019 related to performance obligations from prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of December 31, 2019, $28,655 of revenue may be recognized from remaining performance obligations, of which $3,103 was related to software and products. The Company expects the majority of this software and products revenue to be recognized next quarter. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Net Income per Common Share
The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 5,459 and 1,045 for the three months ended December 31, 2019 and 2018, respectively, and 4,952 and 1,024 for the nine months ended December 31, 2019 and 2018, because the effect would have been anti-dilutive.
7.    Commitments and Contingencies

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

The Company has a contingent liability related to the acquisition of Hedvig. See Note 3 of the unaudited consolidated financial statements for further details on the arrangement.
8.    Capitalization
As of December 31, 2019, $159,974 remained in the Company's current stock repurchase authorization which expires on March 31, 2020.
9.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative and Restructuring expenses for the three and nine months ended December 31, 2019 and 2018. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of services revenue	$635	$705	$2,023	$2,217
Sales and marketing	9,128	8,395	24,133	26,990
Research and development	5,222	2,058	9,226	6,547
General and administrative	3,280	4,406	11,517	14,350
Restructuring	709	268	1,682	1,482
Stock-based compensation expense	$18,974	$15,832	$48,581	$51,586

As of December 31, 2019, there was $141,285 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.26 years. The Company accounts for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from the Company’s current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock option activity for the nine months ended December 31, 2019 is as follows:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding options as of March 31, 2019	3,212	$54.55
Options granted	—	—
Options exercised	(797)	32.86
Options forfeited	—	—
Options expired	(67)	$73.81
Outstanding as of December 31, 2019	2,348	$61.34	2.94	$3,370
Exercisable as of December 31, 2019	2,348	$61.34	2.94	$3,370

Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2019 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2019	1,831	$62.58
Awarded	2,556	46.60
Vested	(816)	59.83
Forfeited	(195)	60.48
Non-vested as of December 31, 2019	3,376	$51.24

The weighted-average fair value of restricted stock units awarded was $46.21 and $46.60 per unit during the three and nine months ended December 31, 2019, and $58.55 and $63.30 per unit during the three and nine months ended December 31, 2018. The weighted-average fair value of awards includes the awards with a market condition described below.
The Company issued a total of 1,018 awards to Hedvig employees in the third quarter of fiscal 2020 as part of the total consideration. These awards were granted at a fair value of $44.49 per share and $43,653 of stock-based compensation expense is expected to be recognized over a weighted-average period of 2.68 years. The awards are included in the restricted stock unit table.
Performance Based Awards

In the nine months ended December 31, 2019, the Company granted 105 performance restricted stock units ("PSU") to certain executives. Vesting of these awards is contingent upon i) the Company meeting certain company-wide revenue and non-GAAP performance goals (performance-based) in fiscal 2020 and ii) the Company's customary service periods. The awards vest over three years and have a maximum potential to vest at 200% (210 shares) based on actual fiscal 2020 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSU’s that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the nine months ended December 31, 2019, the Company granted 95 market performance stock units to certain executives. The vesting of these awards is contingent upon the Company meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (190 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2019 was $48.26 per unit. The awards are included in the restricted stock unit table.
10.    Income Taxes
Income tax expense was $3,528 in the nine months ended December 31, 2019 compared to an expense of $2,677 in the nine months ended December 31, 2018. In fiscal 2018 the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The Company’s position remains unchanged as of the period ended December 31, 2019. The tax expense for the nine months ended December 31, 2019 relates primarily to current foreign taxes.
11.    Restructuring
In fiscal 2019, the Company initiated a restructuring plan to increase efficiency in its sales, marketing and distribution functions as well as reduce costs across all functional areas. During the quarter, the Company incurred total restructuring charges of $2,021. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and lease abandonment charges associated with five office leases. These charges include $709 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

The activity in the Company’s restructuring accruals for the three and nine months ended December 31, 2019 and 2018 is summarized as follows:

	Three Months Ended December 31,
	2019	2018
Balance at September 30	$10,358	$1,763
Restructuring charges(1)	2,831	5,351
Payments	(8,040)	(3,156)
Accrual reversals	(955)	(398)
Balance at December 31	$4,194	$3,560

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Nine Months Ended December 31,
	2019	2018
Balance at March 31	$1,089	$—
Restructuring charges(1)	17,711	13,740
Payments	(13,651)	(9,782)
Accrual reversals	(955)	(398)
Balance at December 31	$4,194	$3,560

(1) Restructuring charges of $2,831 and $17,711 in the tables above do not include restructuring charges for two of the Company's leases in the amount of $145 and five in the amount of $2,195 for the three and nine months ended December 31, 2019, respectively. Under the new lease standard (ASC 842) the Company is now required to account for the impairment as a charge to the Statement of Operations and a reduction in the carrying amount of the right-of-use asset.

As of December 31, 2019, the outstanding restructuring accruals primarily relate to future severance payments.
12.    Leases

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

As of December 31, 2019, the Company did not have any finance leases.

Net lease cost recognized on our Condensed Consolidated Statement of Operations is summarized as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating Lease Cost	$1,923	$6,766
Short-term Lease Cost	112	349
Variable Lease Cost	659	1,408
Net Lease Cost	$2,694	$8,523

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

As of December 31, 2019, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

Remainder of FY 2020	$1,580
FY 2021	7,865
FY 2022	4,627
FY 2023	2,017
FY 2024	1,382
Thereafter	1,719
Total Minimum Lease Payments	$19,190
Less: Imputed Interest	(2,237)
Present value of operating lease liabilities	$16,953
Less: Current Portion of operating lease liabilities	7,730
Long-term operating lease liabilities	$9,223

During the three and nine months ended December 31, 2019, additions of operating lease assets were $116 and $5,421, respectively. As of December 31, 2019, the minimum lease commitment amount for operating leases signed but not yet commenced, was immaterial.
As of December 31, 2019, the weighted-average remaining operating lease term was 3.27 years and the weighted-average discount rate was 4% for operating leases recognized in the Condensed Consolidated Balance Sheet.

Disclosures related to periods prior to the adoption of the new lease standard

Rental expense was $2,954 and $9,041 for the three and nine months ended December 31, 2018, respectively.

13.    Subsequent Event

On January 23, 2020, the Board of Directors authorized an increase to the existing share repurchase program so that $200,000 was available. The authorization will expire on March 31, 2021.

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

In the third quarter of fiscal 2020 we completed the acquisition of Hedvig, a California-based developer of software-defined storage solutions. The primary reason for the business combination is the complementary nature of Hedvig’s technology, compared to our other technology, which will expand our addressable market.

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and products. We do not customize our software for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 41% and 43% of our total revenues for the nine months ended December 31, 2019 and 2018, respectively.
In recent fiscal periods, we have generated approximately three-quarters of our software and products revenue from our existing customer base and approximately one-quarter of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as enterprise transactions. Enterprise transactions (transactions greater than $0.1 million) represented 64% and 63% of our total software and products revenue in the nine months ended December 31, 2019 and 2018, respectively.
Software and products revenue generated through indirect distribution channels was 93% of total software and products revenue in the nine months ended December 31, 2019 and was 90% of total software revenue in the nine months ended December 31, 2018. Software and products revenue generated through direct distribution channels was 7% of total software and products revenue in the nine months ended December 31, 2019 and was 10% of total software revenue in the nine months ended December 31, 2018. The dollar value of software and products revenue generated through indirect distribution channels decreased $13.6 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. The dollar value of software and products revenue generated through direct distribution channels decreased $6.6 million in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
Our primary original equipment manufacturer agreement is with Hitachi Vantara (formerly Hitachi Data Systems) ("Hitachi") and allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Our original equipment manufacturer partners, including Hitachi, have no obligation to recommend or offer our software applications exclusively or at all, and they have no minimum sales requirements and can terminate our relationship at any time. Sales through our original equipment manufacturer agreement, accounted for 11% of our total revenues for the nine months ended months ended December 31, 2019.
We also have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 37% of our total revenues through Arrow in both the nine months ended December 31, 2019 and 2018. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it would have a material adverse effect on our future business.
Our services revenue was 59% of our total revenues for the nine months ended December 31, 2019 and 57% of our total revenues for the nine months ended December 31, 2018. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, installation services and customer education.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 49% of our total revenue for the nine months ended December 31, 2019 and 47% of our total revenue for the nine months ended December 31, 2018. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2018 our software and products revenue would have been higher by $0.4 million, our services revenue would have been higher by $0.8 million, our cost of sales would have been higher by $0.2 million and our operating expenses would have been higher by $0.3 million from non-U.S. operations for the three months ended December 31, 2019. Using the average foreign currency rates from the nine months ended December 31, 2018 our software revenue would have been higher by $3.4 million, our services revenue would have been higher by $4.8 million, our cost of sales would have been higher by $1.2 million and our operating expenses would have been higher by $4.6 million from non-U.S. operations for the nine months ended December 31, 2019.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized a net foreign currency transaction loss of $0.1 million and $0.2 million three and nine months ended December 31, 2019. We recognized net foreign currency transaction gains of $0.1 million and $0.8 million in the three and nine months ended December 31, 2018, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
As a result of the acquisition of Hedvig, the Company acquired goodwill and intangible assets. Determining the fair value of intangible assets requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Refer to Note 4 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on goodwill and intangible assets.
Other than the addition of goodwill and purchased intangible assets, there have been no significant changes in our critical accounting policies during the nine months ended December 31, 2019 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2019. In addition, please see Note 2 of Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in our fiscal 2019 Annual Report on Form 10-K filed for a description of our accounting policies.
Results of Operations
Three months ended December 31, 2019 compared to three months ended December 31, 2018
Revenues
Total revenues decreased $7.9 million, or 4%, from $184.3 million in the three months ended December 31, 2018 to $176.4 million in the three months ended December 31, 2019.
Software and Products Revenue. Software and products revenue decreased $7.9 million, or 9%, from $84.5 million in the three months ended December 31, 2018 to $76.6 million in the three months ended December 31, 2019. Software and products revenue represented 43% and 46% of our total revenues in the three months ended December 31, 2019 and 2018, respectively.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APAC represented 53%, 38% and 9% of total software and products revenue, respectively, for the three months ended December 31, 2019. The year over year decline of software and products revenue was 4% in the Americas, 6% in EMEA and 38% in APAC.

▪	The decrease in Americas software and products revenue was primarily the result of a decrease in non-enterprise revenue.

▪	EMEA software and products revenue decreased primarily as a result of a decrease in enterprise revenue transactions.

▪	The decrease in APAC software and products revenue was primarily the result of a decrease in enterprise revenue transactions partially offset by an increase in the average enterprise selling price.

Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 66% of our software and products revenue in the three months ended December 31, 2019 and 65% of our software and products revenue in the three months ended December 31, 2018. Enterprise transaction revenue decreased by $4.2 million, or 8%, in the three months ended December 31, 2019 compared to the three months ended December 31, 2018. This was driven by an 11% decrease in the number of enterprise transactions. The average dollar amount of such transactions was approximately $279 thousand in the three months ended December 31, 2019 and approximately $268 thousand in the three months ended December 31, 2018.
Services Revenue. Services revenue decreased less than $0.1 million, from $99.8 million in the three months ended December 31, 2018 to $99.7 million the three months ended December 31, 2019. Services revenue represented 57% of our total revenues in three months ended December 31, 2019 and 54% in the three months ended December 31, 2018.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $2.0 million, from $6.1 million in the three months ended December 31, 2018 to $8.1 million in the three months ended December 31, 2019. Cost of software and product revenue represented 11% of software and product revenue in the three months ended December 31, 2019 compared to 7% in the three months ended December 31, 2018. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will also increase.
Cost of Services Revenues. Total cost of services revenues decreased $0.3 million, or 1%, from $22.8 million in the three months ended December 31, 2018 to $22.4 million in the three months ended December 31, 2019. The gross margin of our services revenue was 77% for both the three months ended December 31, 2019 and 2018.
Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $9.8 million, or 10%, from $94.4 million in the three months ended December 31, 2018 to $84.6 million in the three months ended December 31, 2019. The decrease is due to an $8.8 million decrease in employee compensation and related expenses mainly attributable to our restructuring and reorganization initiatives. Sales and marketing expenses as a percentage of total revenues was 48% and 51% in the three months ended December 31, 2019 and 2018, respectively.
Research and Development. Research and development expenses increased $8.5 million, or 39%, from $22.0 million in the three months ended December 31, 2018 to $30.5 million in the three months ended December 31, 2019. The increase is primarily due to an increase in employee-related costs resulting from additional headcount due to the acquisition of Hedvig. Approximately $3.2 million of the increase in employee-related costs is related to noncash stock-based compensation. Additionally, certain Hedvig shareholders will receive cash payments totaling $14,100 over the course of the 30 months following the date of acquisition, contingent on their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, under GAAP they are accounted for as compensation expense over the course of the 30 month service period. Research and development expenses for the three months ended December 31, 2019 include $1.4 million of expense related to this arrangement. Research and development expenses as a percentage of total revenues was 17% and 12% in the three months ended December 31, 2019 and 2018, respectively.
General and Administrative. General and administrative expenses increased $3.0 million, or 14%, from $20.9 million in the three months ended December 31, 2018 to $23.9 million in the three months ended December 31, 2019. General and administrative expenses in the three months ended December 31, 2019 includes $4.4 million of non-routine acquisition costs related to the Company's acquisition of Hedvig in October 2019. General and administrative expenses as a percentage of total revenues was 14% and 11% in the three months ended December 31, 2019 and 2018, respectively.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $2.0 million in the three months ended December 31, 2019. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of two offices. These charges include $0.7 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

Income Tax Expense
Income tax expense was $1.0 million in the three months ended December 31, 2019 compared to a benefit of $1.2 million in the three months ended December 31, 2018. The income tax expense for the three months ended December 31, 2019 relates primarily to current foreign taxes. In fiscal 2018 the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The Company’s position remains unchanged as of the period ended December 31, 2019.
Nine months ended December 31, 2019 compared to nine months ended December 31, 2018
Revenues
Total revenues decreased $23.4 million, or 4%, from $529.5 million in the nine months ended December 31, 2018 to $506.1 million in the nine months ended December 31, 2019.
Software and Products Revenue. Software and products revenue decreased $20.2 million, or 9%, from $229.1 million in the nine months ended December 31, 2018 to $208.9 million in the nine months ended December 31, 2019. Software and products revenue represented 41% of our total revenues in the nine months ended December 31, 2019 and 43% in the nine months ended December 31, 2018.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APAC represented 51%, 35% and 14% of total software and products revenue, respectively, for the nine months ended December 31, 2019. The year over year decline of software and products revenue was 14% in the Americas and 11% in APAC, while EMEA increased 2%.

▪
The decrease in Americas software and products revenue was the result of a decrease in enterprise revenue transactions partially offset by an increase in the average enterprise transaction selling price.

▪	EMEA software and products revenue increased primarily as a result of an increase in both the amount and average selling price of enterprise revenue transactions.

▪	The decrease in APAC software and products revenue was primarily due to a decrease in non-enterprise revenue.
Software and products revenue derived from enterprise transactions (transactions greater than $0.1 million) represented 64% of our software and products revenue in the nine months ended December 31, 2019 and 63% of our software and products revenue in the nine months ended December 31, 2018. Enterprise transactions decreased by $10.5 million, or 7%, in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. This was driven by an 18% decrease in the number of enterprise transactions. The average dollar amount of such transactions was approximately $299 thousand in the nine months ended December 31, 2019 and $264 thousand in the nine months ended December 31, 2018.
Services Revenue. Services revenue decreased $3.2 million, or 1%, from $300.5 million in the nine months ended December 31, 2018 to $297.2 million in the nine months ended December 31, 2019. Services revenue represented 59% of our total revenues in the nine months ended December 31, 2019 and 57% in the nine months ended December 31, 2018. The decrease in services revenue is due to a $4.4 million decrease in training and consulting service revenue partially offset by a $1.2 million increase in revenue from customer support agreements.
Cost of Software and Products Revenues. Total cost of software and products revenues increased $7.7 million, from $15.3 million in the nine months ended December 31, 2018 to $22.9 million in the nine months ended December 31, 2019. Cost of software and product revenue represented 11% of software and product revenue in the nine months ended December 31, 2019 compared to 7% in the nine months ended December 31, 2018. The increase in cost of software and products revenue is related to additional hardware and software royalty costs associated with our appliance and hyperscale product offerings. As sales of our appliances and hyperscale products continue to ramp, we expect the cost of software and products as a percentage of software and products revenue will also increase.
Cost of Services Revenues. Total cost of services revenues decreased $0.5 million, or 1%, from $68.1 million in the nine months ended December 31, 2018 to $67.5 million in the nine months ended December 31, 2019. The gross margin of our services revenue was 77% for both the nine months ended December 31, 2019 and 2018.

Operating Expenses
Sales and Marketing. Sales and marketing expenses decreased $28.6 million, or 10%, from $281.5 million in the nine months ended December 31, 2018 to $252.9 million in the nine months ended December 31, 2019. The decrease is due to a $30.9 million decrease in employee compensation and related expenses mainly attributable to our restructuring and reorganization initiatives. Sales and marketing expenses as a percentage of total revenues was 50% and 53% in the nine months ended December 31, 2019 and 2018, respectively.
Research and Development. Research and development expenses increased $7.6 million, or 11%, from $69.8 million in the nine months ended December 31, 2018 to $77.3 million in the nine months ended December 31, 2019. The increase is an increase in employee-related costs resulting from additional headcount due to the acquisition of Hedvig. Approximately $2.7 million of the increase in employee-related costs is related to noncash stock-based compensation. Additionally, certain Hedvig shareholders will receive cash payments totaling $14,100 over the course of the 30 months following the date of acquisition, contingent on their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, under GAAP they are accounted for as compensation expense over the course of the 30 month service period. Research and development expenses for the nine months ended December 31, 2019 include $1.4 million of expense related to this arrangement. Research and development expenses as a percentage of total revenues was 15% and 13% in the nine months ended December 31, 2019 and 2018, respectively.
General and Administrative. General and administrative expenses increased $2.1 million, or 3%, from $69.0 million in the nine months ended December 31, 2018 to $71.1 million in the nine months ended December 31, 2019. General and administrative expenses in the nine months ended December 31, 2019 includes $4.4 million of non-routine acquisition costs related to the Company's acquisition of Hedvig partially offset by a decrease in employee related costs. General and administrative expenses as a percentage of total revenues was 14% and 13% in the nine months ended December 31, 2019 and 2018, respectively.
Restructuring.  In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $19.0 million in the nine months ended December 31, 2019. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of five offices. These charges include $1.7 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Income Tax Expense
Income tax expense was $3.5 million in the nine months ended December 31, 2019 compared to expense of $2.7 million in the nine months ended December 31, 2018. The income tax expense for the nine months ended December 31, 2019 relates primarily to current foreign taxes. In fiscal 2018 the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. The Company’s position remains unchanged as of the period ending December 31, 2019.
Liquidity and Capital Resources
As of December 31, 2019, our cash and cash equivalents balance of $272.0 million primarily consisted of cash and cash equivalents in the form of money market funds. In addition, as of December 31, 2019 we have restricted cash of $8.0 million held in an escrow account that relates to the Hedvig acquisition and short-term investments invested in U.S. Treasury Bills totaling $65.0 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of December 31, 2019, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $161.0 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.

During the nine months ended December 31, 2019, we repurchased $40.0 million of common stock shares under our share repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. As of December 31, 2019, $160.0 million remained in the Company's current stock repurchase authorization which expires March 31, 2020.
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
Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$56,008	$73,594
Net cash used in investing activities	(94,056)	(4,011)
Net cash used in financing activities	(9,082)	(59,854)
Effects of exchange rate-changes in cash	(837)	(13,115)
Net decrease in cash, cash equivalents and restricted cash	$(47,967)	$(3,386)
Net cash provided by operating activities was $56.0 million in the nine months ended December 31, 2019 and $73.6 million in the nine months ended December 31, 2018. In the nine months ended December 31, 2019, cash provided by operating activities was primarily due to net loss adjusted for the impact of non-cash charges and collection of accounts receivable, partially offset by decreases in deferred revenue and accrued expenses.
Net cash used in investing activities was $94.1 million for the nine months ended December 31, 2019 and net cash used in investing activities was $4.0 million in the nine months ended December 31, 2018. In the nine months ended December 31, 2019, cash used in investing activities was related to the $157.5 million acquisition of Hedvig and $1.9 million of capital expenditures partially offset by net proceeds from the maturity of short-term investments of $65.4 million.
Net cash used in financing activities was $9.1 million in the nine months ended December 31, 2019 and $59.9 million in the nine months ended December 31, 2018. The cash used in financing activities in the nine months ended December 31, 2019 was the result of $40.0 million of repurchases of common shares partially offset by $30.9 million of proceeds from the exercise of stock options and purchases related to our employee stock purchase program.
Working capital decreased $137.0 million from $328.7 million as of March 31, 2019 to $191.6 million as of December 31, 2019. The net decrease in working capital is due primarily to our use of cash to acquire Hedvig as well as the repurchase of common shares.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
As of December 31, 2019, our cash and cash equivalents and short-term investments consisted primarily of money market funds and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 49% of our sales were outside the United States for the nine months ended December 31, 2019. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in “General and administrative expenses” in the Consolidated Statements of Operations. We recognized a net foreign currency transaction loss of $0.1 million and $0.2 million in the three and nine months ended December 31, 2019. We recognized net foreign currency transaction gains of $0.1 million and $0.8 million in the three and nine months ended December 31, 2018. The net foreign currency transaction gains and losses recorded in “General and administrative” expenses include settlement gains and losses on forward contracts disclosed below.
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 1, 2019, Commvault completed the acquisition of Hedvig, Inc., a California-based developer of software-defined storage (SDS).
Acquisitions involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel or valuable customers, legal liabilities and the need to amortize acquired intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any additional future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.
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

There were no purchases of our common stock during the three months ended December 31, 2019.
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

Commvault Systems, Inc.

Dated:	January 31, 2020	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
President and Chief Executive Officer

Dated:	January 31, 2020	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer