Form 10-Q
period 2020-06-30
COMMVAULT SYSTEMS INC
filed 2020-07-29
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2020

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
(Zip Code)
(732) 870-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVLT	The NASDAQ Stock Market
Preferred Stock Purchase Rights		The NASDAQ Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2020, there were 46,391,881 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$345,432	$288,082
Restricted cash	—	8,000
Short-term investments	10,845	43,645
Trade accounts receivable, net	149,778	146,990
Other current assets	27,415	26,969
Total current assets	533,470	513,686
Property and equipment, net	113,657	114,519
Operating lease assets	13,445	15,009
Deferred commissions cost	32,928	31,394
Intangible assets, net	43,525	46,350
Goodwill	112,435	112,435
Other assets	16,377	11,683
Total assets	$865,837	$845,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152	$307
Accrued liabilities	81,243	87,051
Current portion of operating lease liabilities	7,130	7,699
Deferred revenue	234,287	233,497
Total current liabilities	322,812	328,554
Deferred revenue, less current portion	95,562	92,723
Deferred tax liabilities, net	771	849
Long-term operating lease liabilities	7,785	8,808
Other liabilities	4,672	2,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,321 shares and 46,011 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	461	458
Additional paid-in capital	997,838	978,659
Accumulated deficit	(551,591)	(553,790)
Accumulated other comprehensive loss	(12,473)	(13,423)
Total stockholders’ equity	434,235	411,904
Total liabilities and stockholders’ equity	$865,837	$845,076
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues:
Software and products	$76,554	$63,674
Services	96,446	98,529
Total revenues	173,000	162,203
Cost of revenues:
Software and products	5,847	6,030
Services	18,704	22,690
Total cost of revenues	24,551	28,720
Gross margin	148,449	133,483
Operating expenses:
Sales and marketing	81,676	87,385
Research and development	31,142	23,580
General and administrative	21,559	22,507
Restructuring	2,324	4,079
Depreciation and amortization	5,065	2,606
Total operating expenses	141,766	140,157
Income (loss) from operations	6,683	(6,674)
Interest income	343	1,923
Income (loss) before income taxes	7,026	(4,751)
Income tax expense	4,743	2,095
Net income (loss)	$2,283	$(6,846)
Net income (loss) per common share:
Basic	$0.05	$(0.15)
Diluted	$0.05	$(0.15)
Weighted average common shares outstanding:
Basic	46,191	45,451
Diluted	46,503	45,451

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income (loss)	2,283	(6,846)
Other comprehensive income (loss):
Foreign currency translation adjustment	950	(27)
Comprehensive income (loss)	$3,233	$(6,873)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2020	46,011	$458	$978,659	$(553,790)	$(13,423)	$411,904
Stock-based compensation			18,951			18,951
Share issuances related to stock-based compensation	310	3	228			231
Cumulative effect change in accounting for ASU 2016-13				(84)		(84)
Net income				2,283		2,283
Other comprehensive income					950	950
Balance as of June 30, 2020	46,321	$461	$997,838	$(551,591)	$(12,473)	$434,235

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2019	45,582	$454	$887,907	$(485,490)	$(11,568)	$391,303
Stock-based compensation			14,750			14,750
Share issuances related to stock-based compensation	325	3	660			663
Repurchase of common stock	(830)	(8)	(6,934)	(33,084)		(40,026)
Net loss				(6,846)		(6,846)
Other comprehensive loss					(27)	(27)
Balance as of June 30, 2019	45,077	$449	$896,383	$(525,420)	$(11,595)	$359,817

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net Income (loss)	$2,283	$(6,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,378	2,918
Noncash stock-based compensation	18,951	14,750
Amortization of deferred commissions cost	4,567	4,503
Impairment of operating lease assets	467	718
Changes in operating assets and liabilities:
Trade accounts receivable	(11,384)	43,165
Operating lease assets and liabilities, net	(520)	848
Other current assets and Other assets	7,289	(5,881)
Deferred commissions cost	(5,646)	(3,369)
Accounts payable	(159)	(1,217)
Accrued liabilities	(7,699)	(10,038)
Deferred revenue	(543)	(7,922)
Other liabilities	2,301	(489)
Net cash provided by operating activities	15,285	31,140
Cash flows from investing activities
Purchase of short-term investments	—	(32,800)
Proceeds from maturity of short-term investments	32,800	32,813
Purchase of property and equipment	(1,643)	(841)
Net cash provided by (used in) investing activities	31,157	(828)
Cash flows from financing activities
Repurchase of common stock	—	(40,026)
Proceeds from stock-based compensation plans	231	663
Net cash provided by (used in) financing activities	231	(39,363)
Effects of exchange rate — changes in cash	2,677	1,880
Net increase (decrease) in cash, cash equivalents and restricted cash	49,350	(7,171)
Cash, cash equivalents and restricted cash at beginning of period	296,082	327,992
Cash, cash equivalents and restricted cash at end of period	$345,432	$320,821

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

The consolidated financial statements of Commvault as of June 30, 2020 and for the three months ended June 30, 2020 and 2019 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2020. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, and goodwill and purchased intangible assets. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies
Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update ("ASU") No. 2016-13 (Topic 326), Financial Instruments-Credit Losses	The standard amends guidance on the impairment of financial instruments. The ASU estimates credit losses based on expected losses and provides for a simplified accounting model for purchased financial assets with credit deterioration. The standard requires a modified retrospective basis adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.
We adopted this new standard as of April 1, 2020, using the modified retrospective method recognized as of the date of initial application.	The adoption of this new standard resulted in an $84 thousand cumulative effect on our unaudited consolidated financial statements related to an adjustment to our allowance for doubtful accounts.

Under the new standard, we assess credit losses on accounts receivable by taking into consideration past collection experience, credit quality of the customer, age of the receivable balance, current economic conditions, and forecasts that affect the collectability of the reported amount.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2019-12 (Topic 740), Income Taxes	In December 2019, the Financial Accounting Standards Board ("FASB") issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	The standard will be effective for us beginning April 1, 2022, with early adoption permitted.	We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have historically been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% and 38% of total revenues for the three months ended June 30, 2020 and 2019, respectively. Arrow accounted for approximately 31% of total accounts receivable as of June 30, 2020 and March 31, 2020.

Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments. Our short-term investments balance consists of U.S. Treasury Bills with maturities of one year or less. We account for our short-term investments as held to maturity. The contingent consideration liability associated with the Hedvig acquisition on October 1, 2019 was valued based on the total bona fide and valid purchase orders received through April 30, 2020 from the specific customer.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table summarizes the composition of our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and March 31, 2020:

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	10,990	—	$10,990

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	44,484	—	$44,484
Liabilities:
Contingent consideration	$—	—	(217)	$(217)
The contingent consideration arrangement required us to pay up to $8,000 of cash to the former owners of Hedvig, contingent on us receiving one or more bona fide and valid purchase orders from a specified customer, no later than April 30, 2020. As of April 30, 2020, we received one valid purchase order from the specified customer of $217. The gain of $3,783 on the change in fair value of contingent consideration was recognized during the fourth quarter of fiscal year 2020. The liability was satisfied during the first quarter of fiscal year 2021 and the $8,000 of restricted cash was settled by making the required contingent consideration payment.

3. Revenue
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
We sell both perpetual and term-based licenses of our software. We refer to our term-based software licenses as subscription arrangements. We do not customize our software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software licenses (both perpetual and subscription) are functional intellectual property that is distinct as the user can benefit from the software on its own. Software revenue for both perpetual and subscription licenses is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the new subscription period.
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

Our other professional services include consulting, assessment and design services, installation services and customer education. Customer education services include courses taught by our instructors or third-party contractors. Revenue related to other professional services and customer education services is typically recognized as the services are performed. In fiscal 2020 Commvault launched Metallic, which is a Commvault software-as-a-

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

service offering. Revenue from Metallic is recognized ratably as services revenue. Revenue to date from Metallic has not been material.

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

	Three Months Ended June 30, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$50,645	$18,795	$7,114	$76,554
Customer Support Revenue	55,238	23,310	10,095	88,643
Professional Services	4,113	2,555	1,135	7,803
Total Revenue	$109,996	$44,660	$18,344	$173,000

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Three Months Ended June 30, 2019
	Americas	EMEA	APJ	Total
Software and Products Revenue	$31,221	$21,375	$11,078	$63,674
Customer Support Revenue	57,730	21,667	10,085	89,482
Professional Services	4,866	2,682	1,499	9,047
Total Revenue	$93,817	$45,724	$22,662	$162,203

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of our deferred revenue balance is related to services revenue, primarily customer support contracts.

In some arrangements we allow customers to pay for term-based software licenses and products over the term of the software license. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, which are anticipated to be invoiced in the next twelve months, are included in Accounts receivable on the Consolidated Balance Sheets. Long-term unbilled receivables are included in Other assets. The opening and closing balances of our accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2020	$129,856	$17,134	$7,857	$233,497	$92,723
Increase/(decrease), net	(1,382)	4,170	4,732	790	2,839
Ending Balance as of June 30, 2020	$128,474	$21,304	$12,589	$234,287	$95,562

The increase in accounts receivable (inclusive of unbilled receivables) is primarily a result of an increase in software and products revenue relative to the fourth quarter of the prior fiscal year. The increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software revenue transactions and customer support renewals during the first quarter of fiscal 2021.

The amount of revenue recognized in the period that was included in the March 31, 2020 balance of deferred revenue was $86,703 for the three months ended June 30, 2020. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three months ended June 30, 2020 related to performance obligations from prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of June 30, 2020, $38.9 million of revenue may be recognized from remaining performance obligations, of which approximately $7,000 was related to software and products. We expect the majority of this software and products revenue to be recognized during the three months ended September 30, 2020. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

4. Goodwill and Intangible Assets, Net
Goodwill
        There were no additions, impairments or any other changes to the carrying amount of goodwill during the three months ended June 30, 2020.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Intangible assets, net
        Intangible assets subject to amortization as of June 30, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (months)
Developed technology	$49,000	$(7,350)	$41,650	51
Customer relationships	3,000	(1,125)	1,875	15
Total intangible assets, net	$52,000	$(8,475)	$43,525

Amortization expense from acquired intangible assets was $2,825 for the three months ended June 30, 2020. There were no intangible assets subject to amortization for the three months ended June 30, 2019.
Our purchased intangible assets were recently acquired in connection with the Hedvig, Inc. transaction. The most material of these assets was developed technology. While our work to integrate this technology with our own is proceeding, the economic impact of COVID-19, or other factors, may delay our ability to meet the forecasts we used to estimate the fair value of this asset. If we were to identify an impairment indicator in the future, we may conclude that the carrying value of the asset is not recoverable within the remaining useful life of the asset and recognize a non-cash impairment charge. An impairment of this asset could have a material impact on our results of operations. No impairment of our acquired intangible assets has been recorded to date.

5. Net Income per Common Share
The following table sets forth the reconciliation of basic and diluted common shares:

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$2,283	$(6,846)
Basic net income per common share:
Basic weighted average shares outstanding	46,191	45,451
Basic net income per common share	$0.05	$(0.15)
Diluted net income per common share:
Basic weighted average shares outstanding	46,191	45,451
Dilutive effect of stock options and restricted stock units	312	—
Diluted weighted average shares outstanding	46,503	45,451
Diluted net income per common share	$0.05	$(0.15)

The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 3,166 and 4,925 for the three months ended June 30, 2020 and 2019, respectively, because the effect would have been anti-dilutive.

6. Commitments and Contingencies

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7. Capitalization
As of June 30, 2020, $162,829 remained in our current stock repurchase authorization which expires on March 31, 2021.

8. Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative expenses and Restructuring expenses for the three months ended June 30, 2020 and 2019. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended June 30,
	2020	2019
Cost of services revenue	$666	$690
Sales and marketing	7,204	7,646
Research and development	5,941	1,993
General and administrative	5,083	4,053
Restructuring	57	368
Stock-based compensation expense	$18,951	$14,750
As of June 30, 2020, there was $126,545 of unrecognized stock-based compensation expense related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.08 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity was not significant in the three months ended June 30, 2020.
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2020 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2020	3,237	$50.47
Awarded	727	36.62
Vested	(301)	57.60
Forfeited	(131)	53.57
Non-vested as of June 30, 2020	3,532	$46.88
The weighted-average fair value of restricted stock units awarded was $36.62 per unit during the three months ended June 30, 2020, and $49.55 per unit during the three months ended June 30, 2019. The weighted-average fair value of awards includes the awards with a market condition described below.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
        In the three months ended June 30, 2020, we granted 299 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (598 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the three months ended June 30, 2020 was $36.76 per unit. The awards are included in the restricted stock unit table above.

9. Income Taxes
Income tax expense was $4,743 in the three months ended June 30, 2020 compared to expense of $2,095 in the three months ended June 30, 2019. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10,000 which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3,200 to reduce the current benefit of the net operating loss carryback benefit we will realize from the CARES Act. In fiscal 2018, we determined that it was more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. Our position remains unchanged with respect to the realizability of our deferred tax assets as of June 30, 2020.

10. Restructuring
Our restructuring plan, initiated in the first quarter of fiscal 2019, is aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. During three months ended June 30, 2020 and 2019, we incurred total restructuring charges of $2,324 and $4,079, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and lease abandonment charges. These charges include $57 and $368 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan for the three months ended June 30, 2020 and 2019, respectively.

        The activity in our restructuring accruals for the three months ended June 30, 2020 and 2019 is summarized as follows:

	Three Months Ended June 30,
	2020	2019
Beginning balance	$2,531	$1,089
Restructuring charges, net (1)	1,857	3,143
Payments	(1,160)	(2,014)
Ending balance	$3,228	$2,218

(1) Net restructuring charges of $1,857 in the table above does not include restructuring charges for two of our leases in the amount of $467 for the three months ended June 30, 2020 and net restructuring charges of $3,143 in the table above does not include restructuring charges for one of our leases in the amount of $936. Under the new lease standard (ASC 842) we are now required to account for the impairment as a charge to the Consolidated Statements of Operations and a reduction in the carrying amount of the right-of-use asset.

        As of June 30, 2020, the outstanding restructuring accruals primarily relate to future severance payments.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 44% and 39% of our total revenues for the three months ended June 30, 2020 and 2019, respectively.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals. Larger deals (transactions greater than $0.1 million) represented 73% and 62% of our total software and products revenue in the three months ended June 30, 2020 and 2019, respectively.
Software and products revenue generated through indirect distribution channels was 90% of total software and products revenue in the three months ended June 30, 2020 and was 97% of total software revenue in the three months ended June 30, 2019. Software and products revenue generated through direct distribution channels was 10% of total software and products revenue in the three months ended June 30, 2020 and was 3% of total software revenue in the three months ended June 30, 2019. The dollar value of software and products revenue generated through indirect distribution channels increased $7.6 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The dollar value of software and products revenue generated through direct distribution channels increased $5.3 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We also have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 37% and 38% of our total revenues through Arrow in the three months ended June 30, 2020 and 2019, respectively. If Arrow were to discontinue or reduce the sales of our products, or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it would have a material adverse effect on our future business.
Our services revenue was 56% of our total revenues for the three months ended June 30, 2020 and 61% of our total revenues for the three months ended June 30, 2019. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our newly launched software-as-a-service solution, branded Metallic, is also included in services revenue. Revenue from Metallic, which has not been material to date, is recognized ratably over the contract period.
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

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 42% of our total revenue for the three months ended June 30, 2020 and 50% of our total revenue for the three months ended June 30, 2019. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2019, our software and products revenue would have been higher by $0.4 million, our services revenue would have been higher by $1.2 million, our cost of sales would have been higher by $0.2 million and our operating expenses would have been higher by $1.4 million from non-U.S. operations for the three months ended June 30, 2020.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of General and administrative expenses. We recognized net foreign currency transaction losses of $0.8 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
There have been no significant changes in our critical accounting policies during the three months ended June 30, 2020 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Results of Operations
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Revenues (in millions)
–Total revenues increased $10.8 million, or 7%.
•Software and products revenue represented 44% of our total revenue in the three months ended June 30, 2020 and 39% of our total revenue in the three months ended June 30, 2019.
•Larger deal revenue (deals greater than $0.1 million) represented approximately 73% of our software and products revenue in the three months ended June 30, 2020 and 62% of our software and products revenue in the three months ended June 30, 2019.
–Software and products revenue increased $12.9 million, or 20%, as a result of the following:
•An increase of $16.2 million, or 41%, in larger deal revenue
•An increase of 5% in the number of larger deal revenue and an increase of 35% in the average dollar amount of such transactions
•The average dollar amount of larger deal revenue transactions was approximately $403,000 and $298,000 for the three months ended June 30, 2020 and 2019, respectively.
•These increases were partially offset by a decrease of $3.3 million in transactions less than $0.1 million.
–Services revenue represented 56% of our total revenue in the three months ended June 30, 2020 and 61% of our total revenue in the three months ended June 30, 2019.Services revenue decreased $2.1 million, or 2%, primarily due to the following:
•A decrease of $1.2 million in training and consulting services. In certain cases, the COVID-19 pandemic has impacted our ability to perform on-site professional services.
•A decrease of $0.8 million in revenue from customer support agreements. Using foreign exchange rates from the three months ended June 30, 2019, our customer support revenue would have been approximately $1.2 million higher.

We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 66%, 25% and 9% of total software and products revenue, respectively, for the three months ended June 30, 2020. Software and products revenue increased 62% year over year in the Americas; whereas EMEA and APJ declined 12% and 36%, respectively.
▪The increase in Americas software and products revenue was the result of a 90% increase in larger deal transactions revenue.
▪EMEA software and products revenue decreased as a result of an 11% decrease in larger deal transactions revenue.
▪The decrease in APJ was the result of a 55% decrease in revenue from larger deal transactions and a strengthening of the US dollar relative to APJ currencies.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues decreased $4.2 million, representing 14% of our total revenues for the three months ended June 30, 2020 compared to 18% for the three months ended June 30, 2019. During the first quarter of fiscal year 2021, we enacted temporary pay cuts that resulted in $0.7 million of savings in cost of revenues.
–Cost of software and products revenue decreased $0.2 million, representing 8% of our total software and products revenue for the three months ended June 30, 2020 compared to 9% for the three months ended June 30, 2019.
–Cost of services revenue decreased $4.0 million, representing 19% of our total services revenue for the three months ended June 30, 2020 compared to 23% for the three months ended June 30, 2019. The decline in cost of services revenue is primarily related to the decrease in expenses associated with the delivery of professional services revenue as well as temporary salary cuts we enacted in the first quarter of fiscal year 2021 related to COVID-19.

Operating Expenses ($ in millions)

– Sales and marketing expenses decreased $5.7 million, or 7%, primarily due to the following:
•Decrease of approximately $4.0 million related to the decline of travel expenses as a result of COVID-19.
•During the first quarter of fiscal year 2021, we enacted temporary pay cuts that resulted in $1.7 million of savings.
– Research and development expenses increased $7.6 million, or 32%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
•The increase is the result of additional headcount related to the acquisition of Hedvig including the stock-based compensation issued in connection with the transaction.
•Additionally, certain Hedvig shareholders will receive cash payments totaling $14.1 million over the course of the 30 months following the date of acquisition, subject to their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, under GAAP they are accounted for as compensation expense over the course of the 30 month service period. Research and development expenses in the three months ended June 30, 2020 includes $1.4 million of expense related to this arrangement.
•These increases were partially offset by $1.1 million in savings related to temporary pay cuts enacted in the first quarter of 2021.
•Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses decreased $0.9 million, or 4%, primarily due to the following:
•Prior year expenses associated with a non-routine shareholder matter.
•The temporary pay cuts enacted in the first quarter of 2021 resulted in $0.6 million in savings.

– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $2.3 million and $4.1 million in the three months ended June 30, 2020 and 2019, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of two offices in the first quarter of fiscal year 2021. These charges include $0.1 million for the three months ended June 30, 2020 and $0.4 million for the three months ended June 30, 2019 of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

–Depreciation and amortization expense: increased $2.5 million, from $2.6 million in the three months ended June 30, 2019 to $5.1 million in the three months ended June 30, 2020, driven by the amortization of intangible assets acquired as a result of the Hedvig business combination in October 2019. Depreciation and amortization expense will increase in fiscal 2021 as a result of a full year of Hedvig intangible asset amortization.

Income Tax Expense
Income tax expense was $4.7 million in the three months ended June 30, 2020 compared to expense of $2.1 million in the three months ended June 30, 2019. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10.0 million which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3.2 million to reduce the current benefit of the net operating loss carryback benefit we will realize from the CARES Act. In fiscal 2018, we determined that it was more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. Our position remains unchanged with respect to the realizability of our deferred tax assets as of June 30, 2020.

Liquidity and Capital Resources
As of June 30, 2020, our cash and cash equivalents balance of $345.4 million primarily consisted of cash. In addition, we have approximately $10.8 million of short-term investments invested in U.S. Treasury Bills. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2020, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $160.2 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
We did not repurchase any shares of our common stock under our share repurchase program during the three months ended June 30, 2020. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. As of June 30, 2020, $162.8 million remained in our current stock repurchase authorization which expires on March 31, 2021.
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

Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$15,285	$31,140
Net cash provided by (used in) investing activities	31,157	(828)
Net cash provided by (used in) financing activities	231	(39,363)
Effects of exchange rate-changes in cash	2,677	1,880
Net increase (decrease) in cash, cash equivalents and restricted cash	$49,350	$(7,171)

– Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges partially offset by an increase in accounts receivable and a decrease in accrued expenses.
– Net cash provided by investing activities was related to net proceeds from the maturity of short-term investments of $32.8 million partially offset by $1.6 million of capital expenditures.
– Net cash provided by financing activities was the result of $0.2 million of proceeds from the exercise of stock options.
Working capital increased $25.5 million from $185.1 million as of March 31, 2020 to $210.7 million as of June 30, 2020. The net increase in working capital is primarily the result of cash flow from operations.
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

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
As of June 30, 2020, our cash and cash equivalents and short-term investments consisted primarily of cash and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 42% of our sales were outside the United States for the three months ended June 30, 2020. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of $0.8 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The net foreign currency transaction gains and losses recorded in General and administrative expenses include settlement gains and losses on forward contracts disclosed below.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

There were no purchases of our common stock during the three months ended June 30, 2020.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Agreement, dated as of June 7, 2020, by and among Commvault Systems, Inc., Starboard Value LP and the other parties set forth therein (Incorporated by reference Exhibit 10.1 of Commvault Systems, Inc. Form 8-K dated June 8, 2020).

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

Commvault Systems, Inc.

Dated:	July 29, 2020	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer

Dated:	July 29, 2020	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer