Form 10-Q
period 2020-09-30
COMMVAULT SYSTEMS INC
filed 2020-10-28
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2020, there were 47,130,331 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$383,153	$288,082
Restricted cash	—	8,000
Short-term investments	10,845	43,645
Trade accounts receivable, net	138,957	146,990
Other current assets	26,038	26,969
Total current assets	558,993	513,686
Property and equipment, net	113,014	114,519
Operating lease assets	18,691	15,009
Deferred commissions cost	32,726	31,394
Intangible assets, net	—	46,350
Goodwill	112,435	112,435
Other assets	16,119	11,683
Total assets	$851,978	$845,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$307
Accrued liabilities	79,112	87,051
Current portion of operating lease liabilities	7,563	7,699
Deferred revenue	227,777	233,497
Total current liabilities	314,705	328,554
Deferred revenue, less current portion	97,506	92,723
Deferred tax liabilities, net	739	849
Long-term operating lease liabilities	12,574	8,808
Other liabilities	6,978	2,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,685 shares and 46,011 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	464	458
Additional paid-in capital	1,023,459	978,659
Accumulated deficit	(592,762)	(553,790)
Accumulated other comprehensive loss	(11,685)	(13,423)
Total stockholders’ equity	419,476	411,904
Total liabilities and stockholders’ equity	$851,978	$845,076
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Software and products	$72,309	$68,595	$148,863	$132,269
Services	98,830	98,987	195,276	197,516
Total revenues	171,139	167,582	344,139	329,785
Cost of revenues:
Software and products	7,903	8,831	13,750	14,861
Services	18,896	22,410	37,600	45,100
Total cost of revenues	26,799	31,241	51,350	59,961
Gross margin	144,340	136,341	292,789	269,824
Operating expenses:
Sales and marketing	79,069	80,960	160,745	168,345
Research and development	30,955	23,227	62,097	46,807
General and administrative	24,748	24,753	46,307	47,260
Restructuring	5,767	12,851	8,091	16,930
Impairment of intangible assets	40,700	—	40,700	—
Depreciation and amortization	5,053	2,719	10,118	5,325
Total operating expenses	186,292	144,510	328,058	284,667
Loss from operations	(41,952)	(8,169)	(35,269)	(14,843)
Interest income	249	1,561	592	3,484
Loss before income taxes	(41,703)	(6,608)	(34,677)	(11,359)
Income tax expense (benefit)	(532)	476	4,211	2,571
Net loss	$(41,171)	$(7,084)	$(38,888)	$(13,930)
Net loss per common share:
Basic	$(0.89)	$(0.16)	$(0.84)	$(0.31)
Diluted	$(0.89)	$(0.16)	$(0.84)	$(0.31)
Weighted average common shares outstanding:
Basic	46,516	45,277	46,354	45,363
Diluted	46,516	45,277	46,354	45,363

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss	(41,171)	(7,084)	(38,888)	$(13,930)
Other comprehensive income (loss):
Foreign currency translation adjustment	788	(1,138)	1,738	$(1,165)
Comprehensive loss	$(40,383)	$(8,222)	$(37,150)	$(15,095)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2020	46,321	$461	$997,838	$(551,591)	$(12,473)	$434,235
Stock-based compensation			20,584			20,584
Share issuances related to stock-based compensation	364	3	5,037			5,040
Net loss				(41,171)		(41,171)
Other comprehensive income					788	788
Balance as of September 30, 2020	46,685	$464	$1,023,459	$(592,762)	$(11,685)	$419,476

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2020	46,011	$458	$978,659	$(553,790)	$(13,423)	$411,904
Stock-based compensation			39,535			39,535
Share issuances related to stock-based compensation	674	6	5,265			5,271
Cumulative effect change in accounting for ASU 2016-13				(84)		(84)
Net loss				(38,888)		(38,888)
Other comprehensive income					1,738	1,738
Balance as of September 30, 2020	46,685	$464	$1,023,459	$(592,762)	$(11,685)	$419,476

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(38,888)	$(13,930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,743	6,054
Noncash stock-based compensation	39,535	29,607
Amortization of deferred commissions cost	9,526	8,730
Impairment of operating lease assets	692	2,050
Impairment of intangible asset	40,700	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,637	45,625
Operating lease assets and liabilities, net	(808)	42
Other current assets and Other assets	9,982	(1,796)
Deferred commissions cost	(9,965)	(6,962)
Accounts payable	(67)	(425)
Accrued liabilities	(17,151)	(1,015)
Deferred revenue	(10,222)	(12,079)
Other liabilities	4,528	(782)
Net cash provided by operating activities	42,242	55,119
Cash flows from investing activities
Purchase of short-term investments	—	(32,800)
Proceeds from maturity of short-term investments	32,800	65,519
Purchase of property and equipment	(3,662)	(1,457)
Net cash provided by investing activities	29,138	31,262
Cash flows from financing activities
Repurchase of common stock	—	(40,026)
Proceeds from stock-based compensation plans	5,271	6,325
Net cash provided by (used in) financing activities	5,271	(33,701)
Effects of exchange rate — changes in cash	10,420	(3,047)
Net increase in cash, cash equivalents and restricted cash	87,071	49,633
Cash, cash equivalents and restricted cash at beginning of period	296,082	327,992
Cash, cash equivalents and restricted cash at end of period	$383,153	$377,625

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

The consolidated financial statements of Commvault as of September 30, 2020 and for the three and six months ended September 30, 2020 and 2019 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2020. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2019-12 (Topic 740), Income Taxes	In December 2019, the Financial Accounting Standards Board ("FASB") issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	The standard will be effective for us beginning April 1, 2021, with early adoption permitted.	We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have historically been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 36% and 37% of total revenues for the six months ended September 30, 2020 and 2019, respectively. Arrow accounted for approximately 26% and 31% of total accounts receivable as of September 30, 2020 and March 31, 2020, respectively.
Tech Data Corporation ("Tech Data") accounted for approximately 11% of total accounts receivable as of September 30, 2020.

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The following table summarizes the composition of our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and March 31, 2020:

September 30, 2020	Level 1	Level 2	Level 3	Total
Short-term investments	$—	10,996	—	$10,996

March 31, 2020	Level 1	Level 2	Level 3	Total
Short-term investments	$—	44,484	—	$44,484

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

	Three Months Ended September 30, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$39,241	$22,063	$11,005	$72,309
Customer Support Revenue	54,177	24,911	10,359	89,447
Other Services Revenue	4,794	3,084	1,505	9,383
Total Revenue	$98,212	$50,058	$22,869	$171,139

	Three Months Ended September 30, 2019
	Americas	EMEA	APJ	Total
Software and Products Revenue	$35,863	$21,440	$11,292	$68,595
Customer Support Revenue	57,864	21,906	10,233	90,003
Other Services Revenue	4,430	2,680	1,874	8,984
Total Revenue	$98,157	$46,026	$23,399	$167,582

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Six Months Ended September 30, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$89,886	$40,858	$18,119	$148,863
Customer Support Revenue	109,415	48,221	20,454	178,090
Other Services Revenue	8,907	5,639	2,640	17,186
Total Revenue	$208,208	$94,718	$41,213	$344,139

	Six Months Ended September 30, 2019
	Americas	EMEA	APJ	Total
Software and Products Revenue	$67,084	$42,815	$22,370	$132,269
Customer Support Revenue	115,594	43,573	20,318	179,485
Other Services Revenue	9,296	5,362	3,373	18,031
Total Revenue	$191,974	$91,750	$46,061	$329,785

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2020	$129,856	$17,134	$7,857	$233,497	$92,723
Increase/(decrease), net	(12,135)	4,102	3,736	(5,720)	4,783
Ending Balance as of September 30, 2020	$117,721	$21,236	$11,593	$227,777	$97,506

The decrease in accounts receivable (inclusive of unbilled receivables) is a result of a concentration of customer support renewals in the second half of the prior fiscal year. The decrease in deferred revenue is primarily due to the decrease in deferred customer support revenue related to software and products revenue transactions and customer support renewals relative to the fourth quarter of fiscal 2020.

The amount of revenue recognized in the period that was included in the March 31, 2020 balance of deferred revenue was $69,025 and $155,728 for the three and six months ended September 30, 2020. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three and six months ended September 30, 2020 related to performance obligations from prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of September 30, 2020, $32,238 of revenue may be recognized from remaining performance obligations, of which approximately $3,000 was related to software and products. We expect the majority of this software and products revenue to be recognized during the three months ended December 31, 2020. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Goodwill and Intangible Assets, Net
Goodwill
    There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and six months ended September 30, 2020.
Intangible assets, net
    Intangible assets subject to amortization as of September 30, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Value
Developed technology	$49,000	$(9,800)	$(39,200)	$—
Customer relationships	3,000	(1,500)	(1,500)	—
Total intangible assets, net	$52,000	$(11,300)	$(40,700)	$—

Amortization expense from acquired intangible assets was $2,825 and $5,650 for the three and six months ended September 30, 2020, respectively. There were no intangible assets subject to amortization for the three and six months ended September 30, 2019.

Our intangible assets (developed technology and customer relationships) were acquired in connection with the Hedvig, Inc. ("Hedvig") transaction. The most material of these assets was the developed technology. The value of this asset was attributable to forecasted incremental revenues directly attributable to this technology. While we have successfully integrated this technology into our existing Hyperscale technology, we have not met our forecasts for standalone sales of this acquired technology. During the second quarter of fiscal year 2021 we identified an indicator of impairment and concluded that the carrying values of the developed technology and customer relationships acquired in connection with the Hedvig transaction were not recoverable on an undiscounted basis. As a result, we remeasured the fair value of these assets and concluded their value was de minimis. We recorded a $40,700 impairment charge in the accompanying Consolidated Statements of Operations for the three months ended September 30, 2020. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period, the useful life of the asset, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment and are based on management’s estimate of current and forecasted market conditions.

5.    Net Income per Common Share

The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 5,040 and 4,780 for the three months ended September 30, 2020 and 2019, respectively, and 5,031 and 4,810 for the six months ended September 30, 2020 and 2019 because the effect would have been anti-dilutive.

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Capitalization
As of September 30, 2020, $162,829 remained in our current stock repurchase authorization which expires on March 31, 2021.
Subsequent Event
On October 22, 2020, the Board of Directors authorized an increase to the existing share repurchase program so that $200,000 was available. The authorization will expire on March 31, 2022.

8.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative expenses and Restructuring expenses for the three and six months ended September 30, 2020 and 2019. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of services revenue	$740	$698	$1,406	$1,388
Sales and marketing	8,988	7,359	16,192	15,005
Research and development	5,578	2,011	11,519	4,004
General and administrative	4,631	4,184	9,714	8,237
Restructuring	647	605	704	973
Stock-based compensation expense	$20,584	$14,857	$39,535	$29,607
As of September 30, 2020, there was $110,911 of unrecognized stock-based compensation expense related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.90 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity was not significant in the three and six months ended September 30, 2020.
Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2020 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2020	3,237	$50.47
Awarded	857	37.42
Vested	(521)	55.29
Forfeited	(189)	52.45
Non-vested as of September 30, 2020	3,384	$46.38
The weighted-average fair value of restricted stock units awarded was $42.02 and $37.42 per unit during the three and six months ended September 30, 2020, and $43.39 and $48.17 per unit during the three and six months ended September 30, 2019. The weighted-average fair value of awards includes the awards with a market condition described below.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
    In the six months ended September 30, 2020, we granted 299 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (598 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2020 was $36.76 per unit. The awards are included in the restricted stock unit table above.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the "Purchase Plan") is a shareholder approved plan under which substantially all employees may purchase Commvault’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 129 shares in exchange for $4,652 of proceeds in the six months ended September 30, 2020 and 136 shares in exchange for $4,833 in the six months ended September 30, 2019. The total expense associated with the Purchase Plan was $1,511 for the six months ended September 30, 2020 and $1,521 for the six months ended September 30, 2019.

9.    Income Taxes
Income tax expense was $4,211 in the six months ended September 30, 2020 compared to expense of $2,571 in the six months ended September 30, 2019. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10,000 which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3,200 to reduce the current benefit of the net operating loss carryback benefit we will realize from the CARES Act. In fiscal 2018, we determined that it was more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. Our position remains unchanged with respect to the realizability of our deferred tax assets as of September 30, 2020.

10.    Restructuring
Our restructuring plan, initiated in the first quarter of fiscal 2019, is aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and lease abandonment charges.
During the three months ended September 30, 2020 and 2019, we incurred total restructuring charges of $5,767 and $12,851, respectively. These restructuring charges include $647 and $605 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan for the three months ended September 30, 2020 and 2019, respectively.
During the six months ended September 30, 2020 and 2019, we incurred total restructuring charges of $8,091 and $16,930, respectively. These charges include $704 and $973 of stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan for the six months ended September 30, 2020 and 2019, respectively.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The activity in our restructuring accruals for the three and six months ended September 30, 2020 and 2019 is summarized as follows:

	Three Months Ended September 30,
	2020	2019
Balance as of June 30,	$3,228	$2,218
Restructuring charges, net (1)	4,895	11,132
Payments	(3,085)	(2,992)
Balance as of September 30,	$5,038	$10,358

	Six Months Ended September 30,
	2020	2019
Balance as of March 31,	$2,531	$1,089
Restructuring charges, net (1)	6,695	13,907
Payments	(4,188)	(4,638)
Balance as of September 30,	$5,038	$10,358

(1) Net restructuring charges of $4,895 and $6,695 in the tables above excludes restructuring charges for three of our leases in the amount of $225 and five in the amount of $692 for the three and six months ended September 30, 2020, respectively. It also excludes stock-based compensation related to modifications for the three and six months ended September 30, 2020 of $647 and $704, respectively. Net restructuring charges of $11,132 and $13,907 in the tables above excludes restructuring charges for one of our leases in the amount of $1,114 and three in the amount of $2,050 for the three and six months ended September 30, 2019, respectively. It also excludes stock-based compensation related to modifications for the three and six months ended September 30, 2019 of $605 and $973, respectively.

As of September 30, 2020, the outstanding restructuring accruals primarily relate to future severance payments.

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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 43% and 40% of our total revenues for the six months ended September 30, 2020 and 2019, respectively.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals. Larger deals (transactions greater than $0.1 million) represented 69% and 63% of our total software and products revenue in the six months ended September 30, 2020 and 2019, respectively.
Software and products revenue generated through indirect distribution channels was 95% of total software and products revenue in both the six months ended September 30, 2020 and September 30, 2019. Software and products revenue generated through direct distribution channels was 5% of total software and products revenue in both the six months ended September 30, 2020 and September 30, 2019. The dollar value of software and products revenue generated through indirect distribution channels increased $15.0 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019. The dollar value of software and products revenue generated through direct distribution channels increased $1.6 million in the six months ended September 30, 2020 compared to the six months ended September 30, 2019. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We also have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 36% and 37% of our total revenues through Arrow in the six months ended September 30, 2020 and 2019, respectively. If Arrow were to discontinue or reduce the sales of our products, or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it would have a material adverse effect on our future business.
Our services revenue was 57% of our total revenues for the six months ended September 30, 2020 and 60% of our total revenues for the six months ended September 30, 2019. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our newly launched software-as-a-service solution, branded Metallic, is also included in services revenue. Revenue from Metallic, which has not been material to date, is recognized ratably over the contract period.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 45% of our total revenue for the six months ended September 30, 2020 and 49% of our total revenue for the six months ended September 30, 2019. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2019, our software and products revenue would have been lower by $1.1 million, our services revenue would have been lower by $1.6 million, our cost of sales would have been lower by $0.4 million and our operating expenses would have been lower by $1.2 million from non-U.S. operations for the three months ended September 30, 2020. Using the average foreign currency exchange rates for the six months ended September 30, 2019, our software and products revenue would have been lower by $0.7 million, our services revenue would have been lower by $0.4 million, our cost of sales would have been lower by $0.2 million and our operating expenses would have been higher by $0.2 million from non-U.S. operations for the six months ended September 30, 2020.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of General and administrative expenses. We recognized net foreign currency transaction losses of $1.2 million and $0.4 million for the three and six months ended September 30, 2020, respectively. We recognized net foreign currency transaction gain of $0.1 million in the three months ended September 30, 2019, and a loss of less than $0.1 million in the six months ended September 30, 2019

Critical Accounting Policies
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2020 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Results of Operations
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Revenues (in millions)
–Total revenues increased $3.6 million, or 2%.
•Software and products revenue represented 42% of our total revenue in the three months ended September 30, 2020 and 41% of our total revenue in the three months ended September 30, 2019.
•Larger deal revenue (deals greater than $0.1 million) represented 66% of our software and products revenue in the three months ended September 30, 2020 and 64% of our software and products revenue in the three months ended September 30, 2019.
–Software and products revenue increased $3.7 million, or 5%, as a result of the following:
•An increase of $3.5 million, or 8%, in larger deal revenue.
•An increase of 11% in the volume of larger deal revenue transactions, offset by a decrease of 3% in the average dollar amount of such transactions.
•The average dollar amount of larger deal revenue transactions was approximately $319 thousand and $328 thousand for the three months ended September 30, 2020 and 2019, respectively.
•An increase of $0.2 million in transactions less than $0.1 million.
–Services revenue represented 58% of our total revenue in the three months ended September 30, 2020 and 59% of our total revenue in the three months ended September 30, 2019. Services revenue decreased $0.2 million primarily due to the following:
•An increase of $0.4 million in training and consulting services.
•Offset by a decrease of $0.6 million in revenue from customer support agreements.

We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 54%, 31% and 15% of total software and products revenue, respectively, for the three months ended September 30, 2020. Software and products revenue increased 9% year over year in the Americas and 3% in EMEA; whereas APJ declined 3%.
▪The increase in Americas software and products revenue was the result of a 9% increase in larger deal transactions revenue driven by an an increase in the volume of larger deal transactions.
▪EMEA software and products revenue increased as a result of a 4% increase in revenue on deals under $0.1 million.
▪The decrease in APJ was the result of a 19% decrease in revenue from deals under $0.1 million partially offset by a 13% increase in larger deal transactions.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues decreased $4.4 million, representing 16% of our total revenues for the three months ended September 30, 2020 compared to 19% for the three months ended September 30, 2019. Temporary salary cuts during the second quarter of fiscal year 2021 related to COVID-19 resulted in savings in cost of revenues.
–Cost of software and products revenue decreased $0.9 million, representing 11% of our total software and products revenue for the three months ended September 30, 2020 compared to 13% for the three months ended September 30, 2019. The decrease is the result of lower cost of sales associated with our appliance.
–Cost of services revenue decreased $3.5 million, representing 19% of our total services revenue for the three months ended September 30, 2020 compared to 23% for the three months ended September 30, 2019. The decline in cost of services revenue is primarily related to the temporary salary cuts during the second quarter of fiscal year 2021 related to COVID-19.

Operating Expenses ($ in millions)

– Sales and marketing expenses decreased $1.9 million, or 2%, primarily due to the following:
•Decreases related to the decline of travel expenses as a result of COVID-19.
•Temporary salary cuts during the second quarter of fiscal year 2021 related to COVID-19.
– Research and development expenses increased $7.7 million, or 33%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
•The increase is the result of additional headcount related to the acquisition of Hedvig including the stock-based compensation issued in connection with the transaction.
•Additionally, certain Hedvig shareholders will receive cash payments totaling $14.1 million over the course of the 30 months following the date of acquisition, subject to their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, under GAAP they are accounted for as compensation expense over the course of the 30 month service period. Research and development expenses in the three months ended September 30, 2020 includes $1.4 million of expense related to this arrangement.
•These increases were partially offset by $0.6 million in savings related to temporary pay cuts during the second quarter of fiscal year 2021.
•Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses remained flat primarily due to the following:
•Reduction of $3.6 million related to prior year expenses associated with a non-routine shareholder matter and Hedvig acquisition costs.
•Offset by increases in legal expenses for intellectual property associated with ongoing litigation and foreign currency losses due to the weakening of the US dollar.

– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $5.8 million and $12.9 million in the three months ended September 30, 2020 and 2019, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of three offices in the second quarter of fiscal year 2021. These charges include $0.6 million in both the three months ended September 30, 2020 and 2019, respectively, of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Impairment of intangible assets: In the second quarter of fiscal year 2021, we recorded non-cash impairment charges of $40.7 million on the intangible assets (developed technology and customer relationships) acquired in connection with Hedvig, Inc. The charges were the result of a moderated view of acquisition assumptions.
–Depreciation and amortization expense increased $2.3 million, from $2.7 million in the three months ended September 30, 2019 to $5.1 million in the three months ended September 30, 2020, driven by the amortization of intangible assets acquired as a result of the Hedvig business combination in October 2019.

Income Tax Expense
Income tax benefit was $0.5 million in the three months ended September 30, 2020 compared to expense of $0.5 million in the three months ended September 30, 2019. The income tax benefit for the three months ended September 30, 2020 relates primarily to current federal and foreign benefits.

Six months ended September 30, 2020 compared to six months ended September 30, 2019
Revenues (in millions)
–Total revenues increased $14.4 million, or 4%.
•Software and products revenue represented 43% of our total revenue in the six months ended September 30, 2020 and 40% of our total revenue in the six months ended September 30, 2019.
•Larger deal revenue (deals greater than $0.1 million) represented approximately 69% of our software and products revenue in the six months ended September 30, 2020 and 63% of our software and products revenue in the six months ended September 30, 2019.
–Software and products revenue increased $16.6 million, or 13%, as a result of the following:
•An increase of $19.8 million, or 24%, in larger deal revenue.
•An increase of 8% in the number of larger deal revenue transactions and an increase of 15% in the average dollar amount of such transactions.
•The average dollar amount of larger deal revenue transactions was approximately $359 thousand and $313 thousand for the six months ended September 30, 2020 and 2019, respectively.
•These increases were partially offset by a decrease of $3.2 million in transactions less than $0.1 million.

–Services revenue represented 57% of our total revenue in the six months ended September 30, 2020 and 60% of our total revenue in the six months ended September 30, 2019. Services revenue decreased $2.2 million, or 1%, primarily due to the following:
•A decrease of $0.8 million in training and consulting services. In certain cases, the COVID-19 pandemic has impacted our ability to perform on-site professional services during the first half of the year.
•A decrease of $1.4 million in revenue from customer support agreements.

We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 61%, 27% and 12% of total software and products revenue, respectively, for the six months ended September 30, 2020. Software and products revenue increased 34% year over year in the Americas; whereas EMEA and APJ declined 5% and 19%, respectively.
▪The increase in Americas software and products revenue was primarily the result of a 46% increase in revenue from larger deal transactions compared to the first half of prior year.
▪EMEA software and products revenue decreased as a result of a 5% decrease in larger deal transactions revenue.
▪The decrease in APJ was primarily the result of a decrease in the volume of revenue from larger deal transactions.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues decreased $8.6 million, representing 15% of our total revenues for the six months ended September 30, 2020 compared to 18% for the six months ended September 30, 2019. Temporary salary cuts during fiscal year 2021 related to COVID-19 resulted in savings of $1.1 million in cost of revenues.

–Cost of software and products revenue decreased $1.1 million, representing 9% of our total software and products revenue for the six months ended September 30, 2020 compared to 11% for the six months ended September 30, 2019. The decrease is the result of lower cost of sales associated with our appliance.
–Cost of services revenue decreased $7.5 million, representing 19% of our total services revenue for the six months ended September 30, 2020 compared to 23% for the six months ended September 30, 2019. The decline in cost of services revenue is primarily related to the decrease in expenses associated with the delivery of professional services revenue as well as temporary salary cuts during fiscal year 2021 related to COVID-19.

Operating Expenses ($ in millions)

– Sales and marketing expenses decreased $7.6 million, or 5%, primarily due to the following:
•Decreases related to the decline of travel expenses as a result of COVID-19.
•Temporary salary cuts during fiscal year 2021 related to COVID-19.
– Research and development expenses increased $15.3 million, or 33%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
•The increase is the result of additional headcount related to the acquisition of Hedvig including the stock-based compensation issued in connection with the transaction.
•Additionally, certain Hedvig shareholders will receive cash payments totaling $14.1 million over the course of the 30 months following the date of acquisition, subject to their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, under GAAP they are accounted for as compensation expense over the course of the 30 month service period. Research and development expenses in the six months ended September 30, 2020 includes $2.8 million of expense related to this arrangement.
•These increases were partially offset by $1.7 million in savings related to temporary pay cuts in the first half of fiscal year 2021.
•Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses decreased $1.0 million, or 2%, primarily due to the following:

•Reduction of $5.5 million related to prior year expenses associated with a non-routine shareholder matter and Hedvig acquisition costs.
•Partially offset by increases in legal expenses for intellectual property associated with ongoing litigation and foreign currency losses due to the weakening of the US dollar.
– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $8.1 million and $16.9 million in the six months ended September 30, 2020 and 2019, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of five offices in the first half of fiscal year 2021 and three offices in the first half of fiscal year 2020. These charges include $0.7 million for the six months ended September 30, 2020 and $1.0 million for the six months ended September 30, 2019 of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Impairment of intangible assets: In the second quarter of fiscal year 2021, we recorded non-cash impairment charges of $40.7 million on the intangible assets (developed technology and customer relationships) acquired in connection with Hedvig, Inc. The charges were the result of a moderated view of acquisition assumptions.
–Depreciation and amortization expense increased $4.8 million, from $5.3 million in the six months ended September 30, 2019 to $10.1 million in the six months ended September 30, 2020, driven by the amortization of intangible assets acquired as a result of the Hedvig business combination in October 2019.

Income Tax Expense
Income tax expense was $4.2 million in the six months ended September 30, 2020 compared to expense of $2.6 million in the six months ended September 30, 2019. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10.0 million which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3.2 million to reduce the current benefit of the net operating loss carryback benefit we will realize from the CARES Act.

Liquidity and Capital Resources
As of September 30, 2020, our cash and cash equivalents balance of $383.2 million primarily consisted of cash. In addition, we have approximately $10.8 million of short-term investments invested in U.S. Treasury Bills. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of September 30, 2020, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $162.7 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
We did not repurchase any shares of our common stock under our share repurchase program during the three and six months ended September 30, 2020. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. As of October 27, 2020, $200.0 million remained in our current stock repurchase authorization which expires on March 31, 2022.
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

Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$42,242	$55,119
Net cash provided by investing activities	29,138	31,262
Net cash provided by (used in) financing activities	5,271	(33,701)
Effects of exchange rate-changes in cash	10,420	(3,047)
Net increase in cash, cash equivalents and restricted cash	$87,071	$49,633

– Net cash provided by operating activities was impacted by net loss adjusted for the impact of non-cash charges partially offset by a decrease in accrued expenses.
– Net cash provided by investing activities was related to net proceeds from the maturity of short-term investments of $32.8 million partially offset by $3.7 million of capital expenditures.
– Net cash provided by financing activities was the result of $5.3 million of proceeds from the exercise of stock options and purchases of our stock under the Employee Stock Purchase Plan.
Working capital increased $59.2 million from $185.1 million as of March 31, 2020 to $244.3 million as of September 30, 2020. The net increase in working capital is primarily the result of cash flow from operations.
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

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
As of September 30, 2020, our cash and cash equivalents and short-term investments consisted primarily of cash and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 45% of our sales were outside the United States for the six months ended September 30, 2020. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of $1.2 million and $0.4 million for the three and six months ended September 30, 2020, respectively. We recognized net foreign transaction gain of $0.1 million and a loss of less than $0.1 million for the three and six months ended September 30, 2019, respectively. The net foreign currency transaction gains and losses recorded in General and administrative expenses include settlement gains and losses on forward contracts disclosed below.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

There were no purchases of our common stock during the three months ended September 30, 2020.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
As reported in our 8-K filed on August 28, 2020, at our fiscal 2020 Annual Meeting of Stockholders held on August 27, 2020, the stockholders approved the Commvault Systems, Inc. Omnibus Incentive Plan as amended by the Fourth Amendment (the “Incentive Plan”), pursuant to which we may grant awards to its officers, employees, directors, consultants, independent contractors and agents and those of its affiliates. Awards that may be granted under the Incentive Plan include stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards. The Fourth Amendment increased the number of shares available for issuance under the Incentive Plan by 1,000,000 shares for a total of 8,050,000 shares of Common Stock.

    A more complete description of the Incentive Plan is contained in our proxy statement, dated July 7, 2020, as filed with the Securities and Exchange Commission (“Proxy Statement”), under the heading “Proposal 4 - Approval of Commvault Systems, Inc. Omnibus Incentive Plan, as amended by the Fourth Amendment” which is incorporated herein by reference. The descriptions of the Incentive Plan set forth herein and in the Proxy Statement are qualified in their entirety by reference to the complete text of the Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Fourth Amendment Thereof), which is incorporated by reference to Exhibit 10.1 hereof.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Commvault Systems, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed August 28, 2020)
3.2	Third Amended and Restated Bylaws of Commvault Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed August 28, 2020)
10.1	Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Fourth Amendment Thereof)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	October 28, 2020	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer

Dated:	October 28, 2020	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer