Form 10-Q
period 2020-12-31
COMMVAULT SYSTEMS INC
filed 2021-01-28
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2020

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-33026

Commvault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3447504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Commvault Way
Tinton Falls, New Jersey 07724
(Address of principal executive offices, including zip code)

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2021, there were 46,997,616 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$377,569	$288,082
Restricted cash	—	8,000
Short-term investments	10,845	43,645
Trade accounts receivable, net	190,651	146,990
Other current assets	27,570	26,969
Total current assets	606,635	513,686
Property and equipment, net	113,079	114,519
Operating lease assets	23,709	15,009
Deferred commissions cost	35,306	31,394
Intangible assets, net	—	46,350
Goodwill	112,435	112,435
Other assets	14,415	11,683
Total assets	$905,579	$845,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$307
Accrued liabilities	102,924	87,051
Current portion of operating lease liabilities	8,346	7,699
Deferred revenue	247,544	233,497
Total current liabilities	359,436	328,554
Deferred revenue, less current portion	108,280	92,723
Deferred tax liabilities, net	807	849
Long-term operating lease liabilities	17,561	8,808
Other liabilities	5,424	2,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,835 shares and 46,011 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	466	458
Additional paid-in capital	1,041,073	978,659
Accumulated deficit	(618,068)	(553,790)
Accumulated other comprehensive loss	(9,400)	(13,423)
Total stockholders’ equity	414,071	411,904
Total liabilities and stockholders’ equity	$905,579	$845,076
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Software and products	$88,625	$76,631	$237,488	$208,900
Services	99,367	99,720	294,643	297,236
Total revenues	187,992	176,351	532,131	506,136
Cost of revenues:
Software and products	6,916	8,077	20,666	22,938
Services	21,496	22,446	59,096	67,546
Total cost of revenues	28,412	30,523	79,762	90,484
Gross margin	159,580	145,828	452,369	415,652
Operating expenses:
Sales and marketing	84,542	84,563	245,287	252,908
Research and development	35,727	30,503	97,824	77,310
General and administrative	22,702	23,864	69,009	71,124
Restructuring	11,618	2,021	19,709	18,951
Impairment of intangible assets	—	—	40,700	—
Depreciation and amortization	2,323	5,356	12,441	10,681
Total operating expenses	156,912	146,307	484,970	430,974
Income (loss) from operations	2,668	(479)	(32,601)	(15,322)
Interest income	167	786	759	4,270
Income (loss) before income taxes	2,835	307	(31,842)	(11,052)
Income tax expense	1,162	957	5,373	3,528
Net income (loss)	$1,673	$(650)	$(37,215)	$(14,580)
Net income (loss) per common share:
Basic	$0.04	$(0.01)	$(0.80)	$(0.32)
Diluted	$0.03	$(0.01)	$(0.80)	$(0.32)
Weighted average common shares outstanding:
Basic	47,013	46,028	46,575	45,586
Diluted	48,013	46,028	46,575	45,586

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$1,673	$(650)	$(37,215)	$(14,580)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,285	960	4,023	(205)
Comprehensive income (loss)	$3,958	$310	$(33,192)	$(14,785)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2020	46,685	$464	$1,023,459	$(592,762)	$(11,685)	$419,476
Stock-based compensation			22,037			22,037
Share issuances related to stock-based compensation	851	9	1,723			1,732
Repurchase of common stock	(701)	(7)	(6,146)	(26,979)		(33,132)
Net income				1,673		1,673
Other comprehensive income					2,285	2,285
Balance as of December 31, 2020	46,835	$466	$1,041,073	$(618,068)	$(9,400)	$414,071

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2020	46,011	$458	$978,659	$(553,790)	$(13,423)	$411,904
Stock-based compensation			61,572			61,572
Share issuances related to stock-based compensation	1,525	15	6,988			7,003
Repurchase of common stock	(701)	(7)	(6,146)	(26,979)		(33,132)
Cumulative effect change in accounting for ASU 2016-13				(84)		(84)
Net loss				(37,215)		(37,215)
Other comprehensive income					4,023	4,023
Balance as of December 31, 2020	46,835	$466	$1,041,073	$(618,068)	$(9,400)	$414,071

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2019	45,409	$452	$916,899	$(532,504)	$(12,733)	$372,114
Stock-based compensation			18,974			18,974
Share issuances related to business combination			1,616			1,616
Share issuances related to stock-based compensation	1,088	11	24,608			24,619
Net loss				(650)		(650)
Other comprehensive income					960	960
Balance as of December 31, 2019	46,497	$463	$962,097	$(533,154)	$(11,773)	$417,633

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2019	45,582	$454	$887,907	$(485,490)	$(11,568)	$391,303
Stock-based compensation			48,581			48,581
Share issuances related to business combination			1,616			1,616
Share issuances related to stock-based compensation	1,745	17	30,927			30,944
Repurchase of common stock	(830)	(8)	(6,934)	(33,084)		(40,026)
Net loss				(14,580)		(14,580)
Other comprehensive loss					(205)	(205)
Balance as of December 31, 2019	46,497	$463	$962,097	$(533,154)	$(11,773)	$417,633

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(37,215)	$(14,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,379	11,618
Noncash stock-based compensation	61,572	48,581
Amortization of deferred commissions cost	13,747	13,150
Impairment of operating lease assets	1,304	2,195
Impairment of intangible asset	40,700	—
Changes in operating assets and liabilities:
Trade accounts receivable	(38,970)	12,735
Operating lease assets and liabilities, net	(719)	(512)
Other current assets and Other assets	6,955	5,586
Deferred commissions cost	(15,946)	(11,352)
Accounts payable	273	(1,726)
Accrued liabilities	484	(2,018)
Deferred revenue	10,719	(6,262)
Other liabilities	2,964	(1,407)
Net cash provided by operating activities	59,247	56,008
Cash flows from investing activities
Purchase of short-term investments	—	(32,800)
Proceeds from maturity of short-term investments	32,800	98,150
Purchase of property and equipment	(5,994)	(1,911)
Business combination, net of cash acquired	—	(157,495)
Net cash provided by (used in) investing activities	26,806	(94,056)
Cash flows from financing activities
Repurchase of common stock	(33,132)	(40,026)
Proceeds from stock-based compensation plans	7,003	30,944
Net cash used in financing activities	(26,129)	(9,082)
Effects of exchange rate — changes in cash	21,563	(837)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,487	(47,967)
Cash, cash equivalents and restricted cash at beginning of period	296,082	327,992
Cash, cash equivalents and restricted cash at end of period	$377,569	$280,025

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

The consolidated financial statements of Commvault as of December 31, 2020 and for the three and nine months ended December 31, 2020 and 2019 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2020. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amount of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, and goodwill and purchased intangible assets. Actual results could differ from those estimates.

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
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 36% and 37% of total revenues for the nine months ended December 31, 2020 and 2019, respectively. Arrow accounted for approximately 33% and 31% of total accounts receivable as of December 31, 2020 and March 31, 2020, respectively.

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
The following table summarizes the composition of our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and March 31, 2020:

December 31, 2020	Level 1	Level 2	Level 3	Total
Short-term investments	$—	10,999	—	$10,999

March 31, 2020	Level 1	Level 2	Level 3	Total
Short-term investments	$—	44,484	—	$44,484

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
Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Commvault sells its customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

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

	Three Months Ended December 31, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$43,636	$33,374	$11,615	$88,625
Customer Support Revenue	53,488	25,808	10,386	89,682
Other Services Revenue	5,031	3,332	1,322	9,685
Total Revenue	$102,155	$62,514	$23,323	$187,992

	Three Months Ended December 31, 2019
	Americas	EMEA	APJ	Total
Software and Products Revenue	$40,291	$29,107	$7,233	$76,631
Customer Support Revenue	57,856	22,237	10,438	90,531
Other Services Revenue	4,883	2,673	1,633	9,189
Total Revenue	$103,030	$54,017	$19,304	$176,351

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Nine Months Ended December 31, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$133,522	$74,232	$29,734	$237,488
Customer Support Revenue	162,903	74,029	30,840	267,772
Other Services Revenue	13,938	8,971	3,962	26,871
Total Revenue	$310,363	$157,232	$64,536	$532,131

	Nine Months Ended December 31, 2019
	Americas	EMEA	APJ	Total
Software and Products Revenue	$107,375	$71,922	$29,603	$208,900
Customer Support Revenue	173,450	65,810	30,756	270,016
Other Services Revenue	14,179	8,035	5,006	27,220
Total Revenue	$295,004	$145,767	$65,365	$506,136

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2020	$129,856	$17,134	$7,857	$233,497	$92,723
Increase, net	39,467	4,194	1,952	14,047	15,557
Ending Balance as of December 31, 2020	$169,323	$21,328	$9,809	$247,544	$108,280

The increase in Accounts receivable (inclusive of Unbilled receivables) is a result of an increase in software and products revenue relative to the fourth quarter of the prior year. The increase in Deferred revenue is primarily the result of an increase in deferred customer support revenue related to software and products revenue transactions and customer support renewals during the third quarter of fiscal 2021. Deferred revenue also increased as a result of the weakening US dollar.

The amount of revenue recognized in the period that was included in the March 31, 2020 balance of deferred revenue was $57,062 and $212,790 for the three and nine months ended December 31, 2020. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three and nine months ended December 31, 2020 related to performance obligations from prior periods was not significant.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of December 31, 2020, $48,227 of revenue may be recognized from remaining performance obligations, of which approximately $11,000 was related to software and products. We expect the majority of this software and products revenue to be recognized during the three months ended March 31, 2021. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

4.    Goodwill and Intangible Assets, Net
Goodwill
There were no additions, impairments or any other changes to the carrying amount of goodwill during the three and nine months ended December 31, 2020.
Intangible assets, net
Intangible assets subject to amortization as of December 31, 2020 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Value
Developed technology	$49,000	$(9,800)	$(39,200)	$—
Customer relationships	3,000	(1,500)	(1,500)	—
Total intangible assets, net	$52,000	$(11,300)	$(40,700)	$—

Amortization expense from acquired intangible assets was $5,650 for the nine months ended December 31, 2020 and $2,825 for the three and nine months ended December 31, 2019.

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

5.    Net Income per Common Share

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$1,673	$(650)	$(37,215)	$(14,580)
Basic net income (loss) per common share:
Basic weighted average shares outstanding	47,013	46,028	46,575	45,586
Basic net income (loss) per common share	$0.04	$(0.01)	$(0.80)	$(0.32)
Diluted net loss per common share:
Basic weighted average shares outstanding	47,013	46,028	46,575	45,586
Dilutive effect of stock options and restricted stock units	1,000	—	—	—
Diluted weighted average shares outstanding	48,013	46,028	46,575	45,586
Diluted net income (loss) per common share	$0.03	$(0.01)	$(0.80)	$(0.32)

The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 1,049 and 5,459 for the three months ended December 31, 2020 and 2019, respectively, and 5,160 and 4,952 for the nine months ended December 31, 2020 and 2019 because the effect would have been anti-dilutive.

6.    Commitments and Contingencies

From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

7.    Capitalization
During the three months ended December 31, 2020, we repurchased $33.1 million of common stock (700,694 shares). There were no repurchases of common stock during the first half of fiscal year 2021. As of December 31, 2020, $166,868 remained in our current stock repurchase authorization which expires on March 31, 2022.
Subsequent event
Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200,000 of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our free cash flow for additional repurchases during fiscal year 2022.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

8.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative expenses and Restructuring expenses for the three and nine months ended December 31, 2020 and 2019. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of services revenue	$945	$635	$2,351	$2,023
Sales and marketing	9,714	9,128	25,906	24,133
Research and development	6,203	5,222	17,722	9,226
General and administrative	4,021	3,280	13,735	11,517
Restructuring	1,154	709	1,858	1,682
Stock-based compensation expense	$22,037	$18,974	$61,572	$48,581
As of December 31, 2020, there was $137,420 of unrecognized stock-based compensation expense related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 2.05 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity was not significant in the nine months ended December 31, 2020.
Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2020 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2020	3,237	$50.47
Awarded	2,005	41.01
Vested	(1,314)	51.17
Forfeited	(230)	51.37
Non-vested as of December 31, 2020	3,698	$45.09
The weighted-average fair value of restricted stock units awarded was $43.70 and $41.01 per unit during the three and nine months ended December 31, 2020, and $46.21 and $46.60 per unit during the three and nine months ended December 31, 2019. The weighted-average fair value of awards includes the awards with a market condition described below.

Awards with a Market Condition
In the nine months ended December 31, 2020, we granted 299 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (598 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2020 was $36.76 per unit. The awards are included in the restricted stock unit table above.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the "Purchase Plan") is a shareholder approved plan under which substantially all employees may purchase Commvault’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 129 shares in exchange for $4,652 of proceeds in the nine months ended December 31, 2020 and 136 shares in exchange for $4,833 in the nine months ended December 31, 2019. The total expense associated with the Purchase Plan was $2,528 for the nine months ended December 31, 2020 and $2,243 for the nine months ended December 31, 2019.
9.    Income Taxes
Income tax expense was $5,373 in the nine months ended December 31, 2020 compared to expense of $3,528 in the nine months ended December 31, 2019. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10,000 which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3,200 to reduce the current benefit of the net operating loss carryback benefit we will realize from the CARES Act. In fiscal 2018, we determined that it was more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. Our position remains unchanged with respect to the realizability of our deferred tax assets as of December 31, 2020.

10.    Restructuring
Our restructuring plan, initiated in the first quarter of fiscal 2019, is aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. These restructuring charges relate primarily to severance and related costs associated with headcount reductions, stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan and lease abandonment charges.
For the three and nine months ended December 31, 2020 and 2019, restructuring charges were comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Employee severance and related costs	$9,852	$1,167	$16,547	$15,074
Lease impairments and related costs (1)	612	145	1,304	2,195
Stock-based compensation	1,154	709	1,858	1,682
Total restructuring charges	$11,618	$2,021	$19,709	$18,951

(1) Lease impairment charges for the three and nine months ended December 31, 2020 relate to one and six offices, respectively. Lease impairment charges for the three and nine months ended December 31, 2019 relate to two and five offices, respectively.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Restructuring accruals

The activity in our restructuring accruals for the nine months ended December 31, 2020 is as follows:

Total
Balance as of March 31, 2020	$2,531
Employee severance and related costs	16,547
Payments	(13,243)
Balance as of December 31, 2020	$5,835

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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 45% and 41% of our total revenues for the nine months ended December 31, 2020 and 2019, respectively.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals. Larger deals (transactions greater than $0.1 million) represented 69% and 64% of our total software and products revenue in the nine months ended December 31, 2020 and 2019, respectively.
Software and products revenue generated through indirect distribution channels accounted for over 90% of total software and products revenue in both the nine months ended December 31, 2020 and 2019. Software and products revenue generated through direct distribution channels accounted for less than 10% of total software and products revenue in both the nine months ended December 31, 2020 and 2019. The dollar value of software and products revenue generated through indirect distribution channels increased $28.4 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. The dollar value of software and products revenue generated through direct distribution channels increased $0.1 million in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We will continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We also have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 36% and 37% of our total revenues through Arrow in the nine months ended December 31, 2020 and 2019, respectively. If Arrow were to discontinue or reduce the sales of our products, or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it would have a material adverse effect on our future business.
Our services revenue was 55% of our total revenues for the nine months ended December 31, 2020 and 59% of our total revenues for the nine months ended December 31, 2019. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our newly launched software-as-a-service solution, branded Metallic, is also included in services revenue. Revenue from Metallic is recognized ratably over the contract period.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 48% of our total revenue for the nine months ended December 31, 2020 and 49% of our total revenue for the nine months ended December 31, 2019. The results of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2019, our software and products revenue would have been lower by $2.8 million, our services revenue would have been lower by $2.5 million, our cost of sales would have been lower by $0.6 million and our operating expenses would have been lower by $1.7 million from non-U.S. operations for the three months ended December 31, 2020. Using the average foreign currency exchange rates for the nine months ended December 31, 2019, our software and products revenue would have been lower by $3.5 million, our services revenue would have been lower by $2.9 million, our cost of sales would have been lower by $0.8 million and our operating expenses would have been lower by $1.5 million from non-U.S. operations for the nine months ended December 31, 2020.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of General and administrative expenses. We recognized net foreign currency transaction losses of $0.5 million and $1.7 million for the three and nine months ended December 31, 2020, respectively. We recognized net foreign currency transaction losses of $0.1 million and $0.2 million for the three and nine months ended December 31, 2019, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
There have been no significant changes in our critical accounting policies during the nine months ended December 31, 2020 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Results of Operations
Three months ended December 31, 2020 compared to three months ended December 31, 2019
Revenues (in millions)
–Total revenues increased $11.6 million, or 7%.
•Software and products revenue represented 47% of our total revenue in the three months ended December 31, 2020 and 43% of our total revenue in the three months ended December 31, 2019.
•Larger deal revenue (deals greater than $0.1 million) represented 68% of our software and products revenue in the three months ended December 31, 2020 and 66% of our software and products revenue in the three months ended December 31, 2019.
–Software and products revenue increased $12.0 million, or 16%, as a result of the following:
•An increase of $9.5 million, or 19%, in larger deal revenue.
•An increase of 3% in the volume of larger deal revenue transactions from 182 deals for the three months ended December 31, 2019 to 187 deals for the three months ended December 31, 2020.
•The average dollar amount of larger deal revenue transactions was approximately $322 thousand and $279 thousand for the three months ended December 31, 2020 and 2019, representing a 15% increase respectively.
•An increase of $2.5 million in transactions less than $0.1 million.
–Services revenue represented 53% of our total revenue in the three months ended December 31, 2020 and 57% of our total revenue in the three months ended December 31, 2019. Services revenue decreased $0.3 million primarily due to the following:
•A decrease of $0.8 million in revenue from customer support agreements.
•Partially offset by an increase of $0.5 million of revenue from Metallic, our SaaS based offering
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 49%, 38% and 13% of total software and products revenue, respectively, for the three months ended December 31, 2020. Software and products revenue increased year over year by 8% in the Americas, 15% in EMEA and 61% in APJ.
▪The increase in Americas software and products revenue was primarily the result of a 10% increase in larger deal transactions revenue driven by an increase in the volume of larger deal transactions.
▪EMEA software and products revenue increased as a result of a 23% increase in revenue on deals under $0.1 million. Using exchange rates from the prior year, the increase in software and products revenue would have been 8%.
▪The increase in APJ was the result of larger deal transactions increasing more than two times over the prior year period, partially offset by a decrease in deals under $0.1 million. Using exchange rates from the prior year, the increase in software and products revenue would have been 52%.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues decreased $2.1 million, and represented 15% of our total revenues for the three months ended December 31, 2020 compared to 17% for the three months ended December 31, 2019.
–Cost of software and products revenue decreased $1.2 million, and represented 8% of our total software and products revenue for the three months ended December 31, 2020 compared to 11% for the three months ended December 31, 2019. The decrease is the result of reduced sales of hardware associated with our appliance as well as reduced software royalties associated with sales of HyperScale appliances and software. Beginning with the launch of HyperScale X, we will transition to a software only model. HyperScale X also has reduced software royalties relative to prior versions of HyperScale.
–Cost of services revenue decreased $0.9 million, representing 22% of our total services revenue for the three months ended December 31, 2020 compared to 23% for the three months ended December 31, 2019. The decline in cost of services revenue is primarily related to a decrease in employee-related expenses attributable to our restructuring and reorganization initiatives.

Operating Expenses ($ in millions)

– Sales and marketing expenses remained relatively flat with a slight decrease of $0.1 million driven by:
•Decrease in travel and related expenses as a result of COVID-19, partially offset by an increase in variable compensation associated with increased revenue.
– Research and development expenses increased $5.2 million, or 17%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
~~•~~Stock-based compensation increased $1.2 million compared to prior year.
~~•~~Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses decreased $1.2 million, or 5%, primarily due to the following:
•Reduction related to non-recurring prior year expenses associated with Hedvig acquisition costs.
– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $11.6 million and $2.0 million in the three months ended December 31, 2020 and 2019, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of one office in the third quarter of fiscal year 2021 and two offices in the third quarter of fiscal 2020. These charges include $1.2 million and $0.7 million in the three months ended December 31, 2020 and 2019, respectively, of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense decreased $3.1 million, from $5.4 million in the three months ended December 31, 2019 to $2.3 million in the three months ended December 31, 2020, driven by the reduced amortization of intangible assets related to Hedvig due to their impairment in the second quarter of fiscal 2021.

Income Tax Expense
Income tax expense was $1.2 million in the three months ended December 31, 2020 compared to expense of $1.0 million in the three months ended December 31, 2019. The income tax expense for the three months ended December 31, 2020 relates primarily to current federal and foreign taxes.

Nine months ended December 31, 2020 compared to nine months ended December 31, 2019
Revenues (in millions)
–Total revenues increased $26.0 million, or 5%.
•Software and products revenue represented 45% of our total revenue in the nine months ended December 31, 2020 and 41% of our total revenue in the nine months ended December 31, 2019.
•Larger deal revenue (deals greater than $0.1 million) represented approximately 69% of our software and products revenue in the nine months ended December 31, 2020 and 64% of our software and products revenue in the nine months ended December 31, 2019.
–Software and products revenue increased $28.6 million, or 14%, as a result of the following:
•An increase of $29.3 million, or 22%, in larger deal revenue.
•An increase of 6% in the number of larger deal revenue transactions and an increase of 15% in the average dollar amount of such transactions.
•The average dollar amount of larger deal revenue transactions was approximately $344 thousand and $299 thousand for the nine months ended December 31, 2020 and 2019, respectively.
–Services revenue represented 55% of our total revenue in the nine months ended December 31, 2020 and 59% of our total revenue in the nine months ended December 31, 2019. Services revenue decreased $2.6 million, or 1%, primarily due to the following:
•A decrease of $2.2 million in revenue from customer support agreements.
• A decrease of $0.4 million in training and consulting services.

We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 56%, 31% and 13% of total software and products revenue, respectively, for the nine months ended December 31, 2020. Software and products revenue increased year over year by 24% in the Americas and 3% in EMEA; whereas APJ remained flat.
▪The increase in Americas software and products revenue was primarily the result of a 32% increase in revenue from larger deal transactions compared to the nine months ended December 31, 2019.
▪EMEA software and products revenue increased as a result of a 6% increase in revenue on deals under $0.1 million.
▪Revenue from larger deal transactions in APJ increased by $2.9 million; whereas transactions under $0.1 million decreased by $2.7 million resulting in nominal growth.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues decreased $10.6 million, and represented 15% of our total revenues for the nine months ended December 31, 2020 compared to 18% for the nine months ended December 31, 2019. Temporary salary cuts during the first half of fiscal year 2021 related to COVID-19 resulted in savings of $1.1 million in cost of revenues. The remaining decrease is primarily due to a decrease in employee-related expenses attributable to our restructuring and reorganization initiatives and a decrease in cost of sales associated with our appliance.
–Cost of software and products revenue decreased $2.2 million, and represented 9% of our total software and products revenue for the nine months ended December 31, 2020 compared to 11% for the nine months ended December 31, 2019. The decrease is the result of lower cost of sales associated with our appliance compared to the same period in the prior year.
–Cost of services revenue decreased $8.4 million, representing 20% of our total services revenue for the nine months ended December 31, 2020 compared to 23% for the nine months ended December 31, 2019. The decline in cost of services revenue is primarily related to a decrease in employee-related expenses attributable to our restructuring and reorganization initiatives. Additionally, there was a decrease in expenses associated with the delivery of professional services revenue as well as temporary salary cuts during the first half of fiscal year 2021 related to COVID-19.

Operating Expenses ($ in millions)

– Sales and marketing expenses decreased $7.6 million, or 3%, primarily due to the following:
•Decreases related to the decline of travel and related expenses as a result of COVID-19.
•Temporary salary cuts during the first half of fiscal year 2021 related to COVID-19
•These declines were partially offset by an increase in variable compensation associated with increased revenue.
– Research and development expenses increased $20.5 million, or 27%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
•The increase is the result of additional headcount related to the acquisition of Hedvig including the stock-based compensation issued in connection with the transaction. Hedvig was acquired in October 2019; therefore, the prior year period includes only three months of such expenses compared to nine months during this period.
•Additionally, certain Hedvig shareholders will receive cash payments totaling $14.1 million over the course of the 30 months following the date of acquisition, subject to their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, under GAAP they are accounted for as compensation expense over the course of the 30 month service period. Research and development expenses in the nine months ended December 31, 2020 includes $4.2 million of expense related to this arrangement compared to $1.4 million in the nine months ended December 31, 2019.
•These increases were partially offset by $1.7 million in savings related to temporary pay cuts in the first half of fiscal year 2021.
•Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses decreased $2.1 million, or 3%, primarily due to the following:
•Reduction of non-recurring prior year expenses associated with a non-routine shareholder matter and Hedvig acquisition costs.
•Temporary salary cuts during the first half of fiscal year 2021 related to COVID-19.

•Partially offset by increases in legal expenses for intellectual property associated with ongoing litigation and foreign currency losses due to the weakening of the US dollar.
– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $19.7 million and $19.0 million in the nine months ended December 31, 2020 and 2019, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions as well as lease abandonment charges related to the closure of six offices for the nine months ended December 31, 2020 and five offices in the nine months ended December 31, 2019. These charges include $1.9 million for the nine months ended December 31, 2020 and $1.7 million for the nine months ended December 31, 2019 of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Impairment of intangible assets: In the second quarter of fiscal year 2021, we recorded non-cash impairment charges of $40.7 million on the intangible assets (developed technology and customer relationships) acquired in connection with Hedvig, Inc. The charges were the result of a moderated view of acquisition assumptions.
–Depreciation and amortization expense increased $1.7 million, from $10.7 million in the nine months ended December 31, 2019 to $12.4 million in the nine months ended December 31, 2020, driven by the amortization of intangible assets acquired as a result of the Hedvig business combination in October 2019. The current year includes six months of amortization of these intangible assets as they were impaired in the second quarter of fiscal 2021; whereas prior year includes three months.

Income Tax Expense
Income tax expense was $5.4 million in the nine months ended December 31, 2020 compared to expense of $3.5 million in the nine months ended December 31, 2019. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10.0 million which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3.2 million to reduce the current benefit of the net operating loss carryback benefit we will realize from the CARES Act.

Liquidity and Capital Resources
As of December 31, 2020, our cash and cash equivalents balance of $377.6 million primarily consisted of cash. In addition, we have approximately $10.8 million of short-term investments invested in U.S. Treasury Bills. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of December 31, 2020, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $176.5 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
During the nine months ended December 31, 2020, we repurchased $33.1 million shares of our common stock under our share repurchase program. Under our stock repurchase program, repurchased shares are constructively retired and returned to unissued status. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our free cash flow for additional repurchases during fiscal year 2022.

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
Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$59,247	$56,008
Net cash provided by (used in) investing activities	26,806	(94,056)
Net cash used in financing activities	(26,129)	(9,082)
Effects of exchange rate-changes in cash	21,563	(837)
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,487	$(47,967)

– Net cash provided by operating activities was impacted by net loss adjusted for the impact of non-cash charges, an increase in deferred revenue and partially offset by an increase in accounts receivable.
– Net cash provided by investing activities was related to net proceeds from the maturity of short-term investments of $32.8 million partially offset by $6.0 million of capital expenditures.
– Net cash used in financing activities was the result of $33.1 million of repurchases of common shares partially offset by $7.0 million of proceeds from the exercise of stock options and purchases of our stock under the Employee Stock Purchase Plan.
Working capital increased $62.1 million from $185.1 million as of March 31, 2020 to $247.2 million as of December 31, 2020. The net increase in working capital is primarily the result of cash flow from operations.
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

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
As of December 31, 2020, our cash and cash equivalents and short-term investments consisted primarily of cash and U.S. Treasury Bills. Due to the short-term nature of these investments, we are not subject to any material interest rate risk on these balances.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 48% of our sales were outside the United States for the nine months ended December 31, 2020. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of $0.5 million and $1.7 million for the three and nine months ended December 31, 2020, respectively. We recognized net foreign transaction losses of $0.1 million and $0.2 million for the three and nine months ended December 31, 2019, respectively.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

During the three months ended December 31, 2020, we repurchased $33.1 million of common stock, or 700,694 shares, under our share repurchase program. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total dollar value of purchases	Approximate dollar value of shares that may yet be purchased under the program
October 2020	23,300	$39.71	$925,220	$199,074,780
November 2020	398,700	$45.17	$18,009,092	$181,065,688
December 2020	278,694	$50.94	$14,197,246	$166,868,442
Three months ended December 31, 2020	700,694	$47.28	33,131,558

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

Commvault Systems, Inc.

Dated:	January 28, 2021	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer

Dated:	January 28, 2021	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer