Form 10-K
period 2021-03-31
COMMVAULT SYSTEMS INC
filed 2021-05-13
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
    As of September 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The NASDAQ Stock Market) was approximately $1.9 billion.
    As of May 10, 2021, there were 46,026,243 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2021. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2021

FORWARD-LOOKING STATEMENTS
The discussion throughout this Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” "feel" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You should be aware that these statements and any other forward-looking statements in this document reflect only our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond our control and may cause actual results and performance to differ materially from our expectations. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under the heading “Risk Factors.” Accordingly, you should not place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which the statements were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References in this Annual Report on Form 10-K to "Commvault," the "Company, "we," "our" or "us" refer to Commvault Systems, Inc., including as the context requires, its direct and indirect subsidiaries.

PART I

Item 1.	Business
Company Overview
Commvault Systems, Inc. is a global data protection and information management software company offering customers enterprise level, intelligent data management solutions built from the ground up on a single platform and unified code base. Commvault was incorporated in Delaware in 1996.

At Commvault, we believe in solving hard problems for our customers. To do this, we provide capabilities which enable our customers to accelerate their digital transformation in today's ever evolving workforce using tools that are light touch and utilize artificial intelligence and machine learning to drive automation. Our product portfolio empowers our customers to reduce complexity, reign in data fragmentation, and accelerate their cloud journey. All software functionality shares the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. Our software addresses many aspects of storage and data management in the enterprise, while providing scalability and control of data and information. We believe our technology provides the broadest set of capabilities in the industry, which allows customers to reduce storage costs and administrative overhead. We also provide our customers with a broad range of professional services.
Products
Commvault provides a portfolio of intelligent data management solutions that help organizations securely manage their data without increasing costs or complexity. These offerings are organized into three categories - (1) Data Protection, (2) Data Insights and (3) Storage.
All of Commvault's products are managed seamlessly through a single view. The Commvault Command Center is our user interface for managing data protection and disaster recovery initiatives. It provides default configuration values and streamlined procedures for routine data protection and recovery tasks. Customers can use the Command Center to set up their data protection environment, identify content that they want to protect, and initiate and monitor backups and restores. The main navigation pane allows customers to easily access various components including downloads, forms, analytics, monitoring and more. This provides a controlled foundation for self-service, helping to reduce the load on administrators and IT support staff.

Data Protection
Commvault Backup and Recovery is designed to meet the needs of any size business and covers workloads across all locations: hybrid environments include on-premises and multiple cloud providers; physical servers; virtual machines; applications and databases; endpoint devices; cloud applications and more. Commvault Backup and Recovery provides backup, verifiable recovery and cost-optimized cloud workload mobility, helping to ensure data availability, even across multiple clouds. Our simplified backup and recovery solution allows customers to manage all workloads – cloud, virtual machines ("VMs"), containers, applications, databases and endpoints – from a single platform, while flexible copy data management allows users to multi-purpose backed-up data for DevOps, replication and more, across your entire infra-structure.
Commvault Disaster Recovery provides an easy-to-use replication and disaster recovery solution from a single extensible platform, all managed through an intuitive user interface. Commvault’s standalone disaster recovery solution is both easy to implement and cost-effective. It provides orchestration and automated compliance reporting, flexible replication, cost-optimized cloud data mobility, and verifiable recoverability via copy data management.
Commvault Complete Data Protection is a comprehensive, yet easy-to-use data protection solution that combines Commvault Backup and Recovery with Commvault Disaster Recovery. It delivers backup, replication, and disaster recovery for all workloads, on-premises, in the cloud, across multiple clouds, and in hybrid environments. It provides trusted recovery of data and applications, virtual machines, and containers, along with verifiable recoverability of replicas, cost-optimized cloud data mobility, security and resilient ransomware protection, and flexible copy data management to leverage protected data for DevOps, testing, and analytics.

Data Insights
Commvault Activate is an integrated family of solutions for actionable insights, combining Commvault Data Governance, Commvault File Storage Optimization, and Commvault eDiscovery and Compliance. Activate can operate independent of Commvault Complete Data Protection or as part of a combined solution to maximize data management capabilities for any business. This means that with Activate customers can gain insights to data that isn’t managed by Commvault to drive analytics, and other tasks against those data sources.

Storage

Hyperscale
Commvault HyperScale X is an intuitive and easy-to-deploy, scale-out solution that is fully integrated with Commvault’s intelligent data management platform to help enterprises transition from legacy scale-up infrastructures. It provides scalability, security and resiliency to accelerate an organization’s digital transformation journey as they move to hybrid cloud, container and virtualized environments. Its flexible architecture allows customers to get up and running quickly and grow as needs change. HyperScale X technology accelerates hybrid cloud adoption with an integrated solution that delivers comprehensive data management for all workloads, including containers, virtual and databases, from a single, extensible platform. With HyperScale X, customers can leverage the entire Commvault software portfolio giving them access to all the features, functions, and industry leading integration with applications, databases, public cloud environments, hypervisors, operating systems, NAS systems and primary storage arrays, wherever the data resides. It is available in two form factors giving customers the flexibility to choose an implementation based on specific needs and preferences:

•Commvault HyperScale X Appliance: A fully integrated appliance that streamlines operations and infrastructure and is ideally suited for smaller deployments with capacity requirements less than 150 terabytes that want the simplicity of an all-in-one integrated appliance from a single vendor
•Commvault HyperScale X Software: Pre-validated hardware platform and configuration, provides greater flexibility and allows customer to leverage existing vendor relationships, and is ideally suited for larger environments that require greater scale
Hedvig
The Hedvig Distributed Storage Platform provides software-defined storage built on a truly hyperscale architecture that uses modern distributed system techniques to meet our customers primary, secondary and cloud data needs. With the capability to connect to any operating system, hypervisor, container or cloud, this unique platform also has the versatility to deploy in hyperscale or hyperconverged mode. Hedvig’s patented Universal Data Plane architecture stores, protects and replicates data across any number of private and/or public cloud data centers. The advanced software stack of the Hedvig Distributed Storage Platform simplifies all aspects of storage with a full set of enterprise data capabilities that can be provisioned at the application level and automated. The Hedvig Distributed Storage Platform is also integrated in our HyperScale X technology.
Metallic Cloud Storage (MCSS)
MCSS is the “easy button” to adopt secure and scalable cloud storage in minutes, right from the Commvault Command Center — delivering against an organizations hybrid cloud strategy, without the need for additional cloud expertise. It is an integrated cloud storage target that makes it simple for IT organizations to adopt cloud storage for Commvault Backup & Recovery or HyperScale X – to ease digital transformation, save costs, reduce risk and scale limitlessly.

Metallic Backup-as-a-Service
Launched in October 2019, Metallic delivers data protection technology with the ease and agility of software as a service ("SaaS"), getting companies up and running in protecting critical business data within minutes. Powered by the same core Commvault technology, Metallic delivers enterprise-grade data protection, with the simplicity of SaaS. Metallic runs on a pre-built platform, with core code deployed in the cloud. An active SaaS layer and application program interfaces manage functions including billing, metrics, and identity management. Current Metallic offerings include data protection for virtual machines and Kubernetes, databases, files, Office 365, Salesforce and endpoints.

Services
Commvault offers a wide range of professional services to complement its product portfolio. The cornerstone of our service offerings is our customer support. We offer multiple levels of customer success that can be tailored to the customer’s response needs and business sensitivities.
Our customer support services consist of:
•Real-Time Support.    Our support staff is available 24/7 by telephone to provide first response and manage the resolution of customer issues. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution. Our software design is also an important element in our comprehensive customer support, including “root cause” problem analysis, intelligent alerting and troubleshooting assistance. Our software is directly linked to our online support database allowing customers to analyze problems without engaging our technical support personnel.
•Significant Network and Hardware Expertise.    Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem, regardless of whether the issue is directly related to our products or to those of another vendor. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.
•Global Operations.    Our global customer support headquarters is located at our state-of-the-art technical support center in Tinton Falls, New Jersey. We also have established support operations in Reading, United Kingdom; Sydney, Australia; Bangalore, India; and Shanghai, China, which are complemented by regional support centers. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.
•Enhanced Support Options.    We offer several enhanced customer support services such as Enterprise Support. Our Enterprise Support service is for customers with critical support needs and builds on our 24/7 real-time support deliverables and includes various levels of enhanced services to ensure dedicated support and customized reporting. Enterprise Support adds a specialized team of technical support engineers, an assigned support account manager and innovative tools to achieve our customers’ mission.
Our technology consultants ensure that our customers' software environment is designed for optimal results and will continue to deliver over the long term. This same team of experts can install, configure, personalize and validate that environment so customers can achieve a better return on investment, faster and with more confidence.
•Technology Consulting Services.    Our technology consulting ensures that a customer’s software environment is designed for optimal results and will continue to deliver over the long term. We offer services such as architecture design; implementation; personalization; data migration; and health assessment. In addition, our residency services offer customers staff-augmentation options to assist with the rapid expert deployment of the Commvault software suite.
•Business Consulting Services.    Our business consultants provide transformational insights that align to how specific businesses gather, retain and employ data. We offer services such as disaster recovery readiness and policy implementation; private cloud services design; data classification and archive policy implementation; and operational efficiency assessment.
•Education Services.    We provide global onsite training, offsite training and self-paced online alternatives for our products.
•Remote Managed Services.    Commvault Remote Managed Services provides remote monitoring and management of the Commvault data management platform deployed on a customer's environment. Our engineers configure, maintain and optimize a customer's Commvault software environment remotely via a secure connection.

Customers
Our current customer base spans thousands of organizations across a wide variety of sizes, including large global enterprise companies, and small or mid-sized businesses and government agencies. We support customers in a broad range of industries, including banking, insurance and financial services, government, healthcare, pharmaceuticals and medical services, technology, legal, manufacturing, utilities and energy.
Strategic Relationships
An important element of Commvault’s strategy is to establish relationships with third parties that assist us in developing, marketing, selling and implementing our software and services. We believe that strategic and technology-based relationships with industry leaders are fundamental to our success. We have forged numerous relationships with software application, hardware and cloud vendors to enhance our combined capabilities and to create the optimal combination of data and information management applications. We believe this approach enhances our ability to expand our product offerings and customer base and to enter new markets. We have established the following types of strategic relationships:
Alliance and Technology Partners.    We maintain strategic product and technology relationships with major industry leaders to ensure that our software applications are integrated with, supported by and add value to our partners’ hardware and software products. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. Our significant strategic relationships include Microsoft (including Azure), Cisco, Dell EMC, Amazon Web Services (AWS), NetApp, Nutanix, Fujitsu, Google Cloud, Hitachi, Hewlett Packard Enterprise, IBM, Lenovo, OpenStack, Oracle, Pure Storage, Red Hat, Salesforce, SAP, ServiceNow, Splunk, Supermicro and VMware. In addition to these relationships, we maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our software applications with their equipment and technologies.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.    Our corporate resellers bundle or sell our software applications together with their own products, and our value-added resellers resell our software applications independently. As of March 31, 2021, we had more than 500 reseller partners and systems integrators that have distributed our software worldwide.
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
Additionally, we have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government markets with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for 36% of our total revenue in fiscal 2021 and 37% of our total revenue in fiscal 2020.
Service Provider Partners. Our software is the data protection platform for over 200 service providers, which provide cloud-based solutions to client systems worldwide. As companies of all sizes and markets rapidly adopt cloud infrastructures for improved costs, speed and agility, we remain committed to these strategic relationships to address this growing trend.  Customers looking to move IT operations into the cloud depend on service providers to help them migrate, manage and protect their cloud infrastructures. We have partnered with a broad ecosystem of managed service provider and cloud partners so they can effectively deliver data management-as-a-service solutions based on Commvault software across geographies, vertical markets and offerings. Leading providers who have integrated Commvault software into their solution portfolios include Microsoft Azure, Amazon AWS, Google Cloud, Rackspace, Meridian, Sirius and Flexential.

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
We currently compete with other providers of data and information management software as well as large and emerging storage hardware manufacturers that have developed or acquired their own data and information management software products. These manufacturers have the resources and capabilities to develop their own data and information management software applications, and many have been making acquisitions and broadening their efforts to include broader data and information management and storage products. These manufacturers and our other current and potential competitors may establish cooperative relationships among themselves or with third parties, creating new competitors or alliances. Large operating system and application vendors have introduced products or functionality that includes some of the same functions offered by our software applications. In the future, further development by these vendors could cause some features of our software applications to become redundant.
Our primary competitors in the data and information management software applications market, each of which has one or more products that compete with a part of or our entire software suite, are Dell-EMC, IBM, Veritas, Veeam, Rubrik and Cohesity.
Some of our competitors have greater financial resources and may have the ability to offer their products at lower prices than ours. In addition, some of our competitors have greater name recognition than us, which could provide them a competitive advantage with some customers. Some of our competitors also have longer operating histories, have substantially greater technical, sales, marketing and other global resources than we do, as well as a larger installed customer base and broader product offerings, including hardware. As a result, these competitors can devote greater resources to the development, promotion, sale and support of their products than we can. Refer to our "Risk Factors" below.
Sales and Marketing
We sell our data and information management software applications and related services to large global enterprises, small and medium sized businesses, and government agencies. We sell through our worldwide direct sales force and our global network of distributors, value-added resellers, systems integrators, corporate resellers and OEM partners.
We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and for sales lead generation. Our marketing efforts include webinars, active participation at trade shows, technical conferences and technology seminars; advertising; content development and distribution; public relations; social media; industry analyst relations; publication of technical and educational articles in industry journals; sales training; and preparation of competitive analyses. In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.
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
Technology, Intellectual Property and Proprietary Rights
We believe our software platform serves as a major differentiator versus our competitors’ data and information management software products. Our platform’s unique indexing, cataloging, data movement, media management and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data and information management software applications. Additional options enable content search, data encryption and auditing features to support data discovery and compliance requirements. Our success and ability to compete depend on our continued development and protection of our proprietary software and other technologies, including "open source" software. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions, to establish and protect our intellectual property rights.
As of March 31, 2021, we had 883 issued patents and 399 pending patent applications in the United States, as well as 130 issued patents in foreign countries and 15 pending foreign patent applications. As disclosed, we have established proprietary trademark rights in markets across the globe, and own hundreds of U.S. and foreign trademark registrations and pending registration applications for marks comprised of or incorporating the Commvault name. Refer to our “Risk Factors” below.
People
Commvault aims to unlock potential in data, customers and our employees. To accomplish that, everyone has the green light to discover, create, nurture and sustain the energy needed to drive innovation and help our customers—by inspiring one another, by imagining what others simply don’t and by working to make what’s already great, even greater—whether that’s product, process or team. As of March 31, 2021, we had 2,671 employees worldwide, including 1,003 in sales and marketing, 724 in research and development, 621 in customer services and support and 323 in general and administration. Approximately 48% were in the United States and 52% were located internationally.

Inclusion and Diversity
At Commvault, we believe that diversity is more than a program – it is a business imperative at the heart of our human capital management strategy. In partnership with our leadership team, we not only drive the ability to be a best-in-class data management organization but uphold our value in the marketplace by leading as an employer of choice. Our commitment is driven and executed by a three-pronged approach to Inclusion and Diversity ("I&D"): Workplace Inclusion, Workforce Diversity and Personal Accountability.
To fortify our strategy, we continue to elevate our employee engagement efforts – which is the foundation of our approach. We have implemented an Employee Resource Group (“ERG”) operating model and have established four ERGs to provide opportunity for cross-cultural learning, mentoring and relationship building across employees:
1.CV WIT (Women in Technology),
2.Multi-Culture,
3.LGBTQ+ & Allies, and
4.VALOR (Veterans)
In addition to our continued employee engagement initiatives, in 2020 we launched the Courageous Conversations platform. Courageous Conversations was designed as a forum where difficult conversations can be broached in an open, safe and respectful manner. This platform has become the hub for all I&D related conversations, where employees and senior leaders share courageous life experiences related to bias and social injustice. Since its inception, we have hosted seven powerful sessions, each virtually, reaching our workforce population around the globe.
We continue to be committed to our focus to secure the very best talent, with a concerted effort to expound on and build a truly inclusive and diverse pipeline of candidates. We are committed to providing a clear line of sight to career progression while investing in the development, creativity and aspirational needs of all employees.

COVID-19 Response
Commvault values its people. In navigating this unprecedented time, we are focused on driving business globally while honoring and caring for the health and safety of our employees, customers, and partners. During 2020, and continuing into 2021, the vast majority of our employees worked remotely, delivering successful and proactive results. We continue to monitor the spread of COVID-19 and are adhering to guidelines set forth by the World Health Organization and Centers for Disease Control as we look to reopen offices. We continue to provide employees with routine updates, resources and support to ensure everyone’s health, safety and well-being.

Information about our Executive Officers
The following table presents information with respect to our executive officers as of May 10, 2021:

Name	Age	Position
Sanjay Mirchandani	56	President and Chief Executive Officer
Brian Carolan	50	Vice President, Chief Financial Officer
Riccardo Di Blasio	49	Vice President, Chief Revenue Officer
Gary Merrill	46	Chief - Business Operations
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
Riccardo Di Blasio has served as our Vice President, Chief Revenue Officer since May 2019. Prior to joining Commvault, Mr. Di Blasio led DXC Technology as Global Head of Sales for VMware Cloud Platform Services. Prior to that role, he was Chief Executive Officer at Globetouch, Inc., leading the company growth in the IoT and connected cars industry from January 2017 until April 2018. He also served as Chief Operating Officer at Cohesity from October 2015 until November 2016, where he significantly grew the sales and support organizations while expanding global operations and achieving double digit growth in sales. Previous to those positions, he served in various leadership roles for more than a decade across US and Europe, as Senior Vice President of Sales and Marketing at VMware and EMC Corporation.
Gary Merrill was appointed to Chief - Business Operations effective April 2021. Prior to his current role, Mr. Merrill served as Vice President of Operations of the Company from April 2019 through March 2021, and Vice President Finance, Chief Accounting Officer from December 2012 to March 2019. Mr. Merrill was Corporate Controller of the Company from 2007 to 2012 and Assistant Controller from 2005 to 2007. Prior to joining the Company, Mr. Merrill held accounting management positions with several publicly traded companies. Mr. Merrill began his career with Arthur Andersen LLP in its audit practice. Mr. Merrill obtained his bachelor’s degree in accounting from Elizabethtown College and is a Certified Public Accountant in the State of Pennsylvania.
Available Information
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

The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and you can also access our SEC filings at the SEC’s Internet address.

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
Summary of Risk Factors
Risks Related to Our Business
•The novel coronavirus (COVID-19) pandemic could adversely affect our business in a material way.
•We have engaged, and may continue to engage, in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Our industry is intensely competitive, and many of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases than we do, which could enable them to compete more effectively than we do.
•We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors, and OEMs, for the distribution of our software applications, and the failure of these channels to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
•We may not be able to respond to rapid technological changes with new software applications and services offerings, which could have a material adverse effect on our sales and profitability.
•If the cost for annual maintenance and support agreements, or our term-based subscription licenses, with our customers is not competitive in the market or if our customers do not renew their agreements either at all, or on terms that are less favorable to us, our business and financial performance might be adversely impacted.
•In periods of volatile economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.
•We develop software applications that interoperate with certain software, operating systems and hardware developed by others, and if the developers of those operating systems and hardware do not cooperate with us or we are unable to devote the necessary resources so that our applications interoperate with those systems, our software development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.
•We sell a backup appliance which integrates our software with hardware. If we fail to accurately predict our manufacturing requirements and manage our supply chain we could incur additional costs or experience manufacturing delays that could harm our business.
•We encounter long sales and implementation cycles, particularly for our larger customers, which could have an adverse effect on the size, timing and predictability of our revenues.
•We depend on growth in the data and information management software market, and lack of growth or contraction in this market could have a material adverse effect on our sales and financial condition.
•Our software applications are complex and may contain undetected errors, which could adversely affect not only our software applications’ performance but also our reputation and the acceptance of our software applications in the market.
•We may not receive significant revenues from our current research and development efforts for several years, if at all.
•We implemented a restructuring program in fiscal 2019, which we cannot guarantee will achieve its intended result.
•Our ability to sell our software applications is highly dependent on the quality of our service offerings, and our failure to offer high quality support and professional services would have a material adverse effect on our sales of software applications and results of operations.

•A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
•Change in senior management could cause disruption in the Company and have a material effect on our business. Furthermore, the loss of key personnel or the failure to attract and retain highly qualified personnel could have an adverse effect on our business.
•Risks from investing in growth opportunities could impact our business.
Risks Related to our International Operations
•Volatility in the global economy could adversely impact our continued growth, results of operations and our ability to forecast future business.
•Our international sales and operations are subject to factors that could have an adverse effect on our results of operations.
•We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.
Risks Related to Information Technology and Security
•We may be subject to information technology system failures, network disruptions and breaches in data security.
•Many of our key financial systems used for internal purposes are cloud-based solutions provided by third parties.
Risks Related to Legal Matters and Intellectual Property
•We are, and may in the future become, involved in litigation that may have a material adverse effect on our business.
•Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations.
•Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business, which could have a material adverse effect on our results of operations and financial condition.
•Our use of “open source” software could negatively affect our business and subjects us to possible litigation.
Risks Related to Tax and Accounting
•Our effective tax rate is difficult to project, and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.
•Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Risks Related to our Common Stock
•Certain provisions of our certificate of formation and our amended and restated bylaws or Delaware law could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.
•Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
•We may experience a decline in revenues or volatility in our quarterly operating results, which may adversely affect the market price of our common stock.
•The price of our common stock may be highly volatile and may decline regardless of our operating performance.
General Risks
•Our business could be materially and adversely affected as a result of natural disasters, terrorism or other catastrophic events.

Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic could adversely affect our business in a material way.
As a global company, with employees and customers located around the world in a variety of industries, our performance may be impacted by global economic and other conditions, including the COVID-19 pandemic which has caused global economic uncertainty.  Efforts to combat this pandemic to date include a range of travel restrictions, shelter in place orders, and mandatory business and other closure, each of which may cause significant disruption to our customers and cause them to curtail or limit spending.  As a software company, our ability to support our customers has not been significantly impacted by work-from-home orders or travel restrictions.  However, these measures have caused disruptions to our sales efforts and decreased customer spending, which may negatively impact our performance.  The extent to which COVID-19 will impact our business is difficult to predict as it depends on factors outside of our control, including the duration of the pandemic and the impact on our customers’ businesses.  We have taken precautionary measures to protect the health and safety of our employees and to preserve our cash position and we continue to monitor events.
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
In addition, we have a distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow. Pursuant to this distribution agreement, Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Many of our North American resellers buy from Arrow. Sales through our distribution agreement with Arrow accounted for approximately 36% of our total revenues for fiscal 2021 and 37% of our total revenues for fiscal 2020. If Arrow was to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future revenues.
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
We sell a backup appliance which integrates our software with hardware. If we fail to accurately predict our manufacturing requirements and manage our supply chain we could incur additional costs or experience manufacturing delays that could harm our business.
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
We could expend significant funds and resources during a sales cycle and ultimately fail to win the customer. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:
•our customers’ budgetary constraints;
•the timing of our customers’ budget cycles and approval processes;
•our customers’ willingness to replace their current software solutions;
•our need to educate potential customers about the uses and benefits of our products and services; and
•the timing of the expiration of our customers’ current license agreements or outsourcing agreements for similar services.
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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $133.4 million, or 18% of our total revenues in fiscal 2021, $110.0 million, or 16% of our total revenues in fiscal 2020 and $92.6 million, or 13% of our total revenues in fiscal 2019. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
Risks Related to our International Operations
Volatility in the global economy could adversely impact our continued growth, results of operations and our ability to forecast future business.
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
We have significant sales and services operations outside the United States and derive a substantial portion of our revenues from these operations. We also plan to continue to expand our international operations. We generated approximately 48% of our revenues from outside the United States in fiscal 2021 and 49% were outside the United States in fiscal 2020. International revenue increased 5% in fiscal 2021 compared to fiscal 2020. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
In addition to facing risks similar to the risks faced by our domestic operations, our international operations are also subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:
•adverse effects in economic conditions in the countries in which we operate related specifically to the COVID-19 outbreak and the governmental regulations put in place as a result of the virus;
•difficulties in staffing and managing our international operations;

•foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;
•difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•general economic conditions in the countries in which we operate, including seasonal reductions in business activity in the summer months in Europe and in other periods in other countries, could have an adverse effect on our earnings from operations in those countries;
•imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements may occur, including those pertaining to export restrictions, privacy and data protection, trade and employment restrictions and intellectual property protections;
•longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;
•competition from local suppliers;
•greater risk of a failure of our employees and partners to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices;
•costs and delays associated with developing software in multiple languages; and
•political unrest, war or acts of terrorism.
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

Risks Related to Information Technology and Security
We may be subject to information technology system failures, network disruptions and breaches in data security.
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
Third parties regularly attempt to gain unauthorized access to our information technology systems, and many such attempts are increasingly more sophisticated. The perception that the COVID-19 pandemic has made companies’ information technology systems more vulnerable has increased the already significant volume of such attempts. These attempts, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks and impersonating authorized users, among others. We may also be subject to ransom-style cyber-attacks, which could impact our information technology systems and cause widespread disruption to our business, and expose our confidential or propriety information. In addition, third parties that we may rely on to store and/or process our confidential information may also be subject to similar threats. Such threats could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our information technology systems. These threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate all security incidents and to prevent their recurrence, but attempts to gain unauthorized access to our information technology systems or other attacks may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
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
Risks Related to Legal Matters and Intellectual Property
We are, and may in the future become, involved in litigation that may have a material adverse effect on our business.
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
Our success depends significantly upon proprietary technology in our software, documentation and other written materials. To protect our proprietary rights, we rely on a combination of:
•patents;
•copyright and trademark laws;

•trade secrets;
•confidentiality procedures; and
•contractual provisions.
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
Risks Related to Tax and Accounting
Our effective tax rate is difficult to project, and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.
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
Risks Related to our Common Stock
Certain provisions of our certificate of formation and our amended and restated bylaws or Delaware law could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.
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
We cannot predict our future quarterly revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

•the unpredictability of the timing and magnitude of orders for our software applications, particularly software transactions greater than $100,000 — in recent fiscal years, a majority of our quarterly revenues were earned and recorded near the end of each quarter;

•the possibility that our customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

•the possibility that our customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;
•the ability of our OEMs and resellers to meet their sales objectives;
•market acceptance of our new applications and enhancements;
•our ability to control expenses;
•changes in our pricing, packaging and distribution terms or those of our competitors; and
•the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates.
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
The market price of our common stock could be subject to significant fluctuations in response to:
•variations in our quarterly or annual operating results;
•changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business or our competitors;
•the public’s response to our press releases, rumors, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance or interpretations or principles;
•sales of common stock by our directors, officers and significant stockholders;
•announcements of technological innovations or enhanced or new products by us or our competitors;
•our failure to achieve operating results consistent with securities analysts’ projections;
•the operating and stock price performance of other companies that investors may deem comparable to us;
•broad market and industry factors; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to such events.
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

General Risks
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
In addition, we have offices in the United States in California and Texas; and outside the United States in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Netherlands, Poland, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, United Arab Emirates, and United Kingdom.

Item 3.	Legal Proceedings
See Note 8 Commitments and Contingencies - Legal Proceedings of the consolidated financial statements for a discussion of a lawsuit filed by Rubrik, Inc.
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any other pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is listed and traded on The NASDAQ Global Market under the symbol “CVLT”.
Stockholders
As of May 10, 2021, there were approximately 48 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2016 and March 31, 2021, with the cumulative total return of (i) The NASDAQ Computer Index and (ii) The NASDAQ Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2016 in our common stock, The NASDAQ Composite Index and The NASDAQ Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2016 was the closing sales price of $43.17 per share.
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

CommVault
NASDAQ Composite Index
NASDAQ Computer Index
$ (In Thousands)
400
350
300
250
200
150
100
50
03/31/16
03/31/17
03/31/18
03/31/19
03/31/20
03/31/21

	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021
Commvault	100.0	117.7	132.5	150.0	93.8	149.4
NASDAQ Composite Index	100.0	121.4	145.0	158.7	158.1	272.0
NASDAQ Computer Index	100.0	125.7	158.4	176.6	198.1	347.3
Issuer Purchases of Equity Securities
During the three months ended March 31, 2021, we repurchased $62.1 million of common stock (0.9 million shares), under our repurchase program. During the year ended March 31, 2021, we repurchased $95.3 million of common stock (1.6 million shares), under our repurchase program.

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total of Purchases	Approximate dollar value of shares that may yet be purchased under the program
January 2021	—	$—	$—	$166,868,443
February 2021	425,000	66.94	28,450,887	138,417,556
March 2021	517,600	65.06	33,676,893	104,740,663
Three months ended March 31, 2021	942,600	$65.91	$62,127,780

Item 6.	Selected Financial Data
Consistent with the final rules promulgated by the SEC on November 19, 2020 (Release 33-10890 titled “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Data”), we have elected early adoption of the elimination of Item 301 of Regulation S-K.

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
Overview
Commvault Systems, Inc. is a global data protection and information management software company offering customers enterprise level, intelligent data management solutions built from the ground up on a single platform and unified code base. Commvault was incorporated in Delaware in 1996.

At Commvault, we believe in solving hard problems for our customers. To do this, we provide capabilities which enable our customers to accelerate their digital transformation in today's ever evolving workforce using tools that are light touch and utilize artificial intelligence and machine learning to drive automation. Our product portfolio empowers our customers to reduce complexity, reign in data fragmentation, and accelerate their cloud journey. All software functionality shares the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and accessing data. Our software addresses many aspects of storage and data management in the enterprise, while providing scalability and control of data and information. We believe our technology provides the broadest set of capabilities in the industry, which allows customers to reduce storage costs and administrative overhead. We also provide our customers with a broad range of professional services.
Industry
The industry in which we currently operate continues to go through accelerating changes as the result of compounding data growth and the introduction of new technologies. We are continuing to pursue an aggressive product development program in both data and information management solutions. Our data management solutions include not only traditional backup, but also new innovations in de-duplication, data movement, virtualization, snap-based backups and enterprise reporting. Our information management innovations are primarily in the areas of archiving, eDiscovery, records management, governance, operational reporting and compliance. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies discussed above. While we feel confident in our ability to meet these changing industry demands with our Commvault suite and potential future releases, the development, release and timing of any features or functionality remain at our sole discretion and our solutions or other technologies may not be widely adopted.
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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 45% of our total revenues for fiscal 2021, 41% in fiscal 2020 and 44% in fiscal 2019.
During fiscal 2021, we continued to focus on subscription and other recurring revenue arrangements and began generating revenue from the renewals of subscription licenses sold in prior years. Any of our licensing models (capacity, instance based, etc.) can be sold via a subscription arrangement.  In these arrangements the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. During the fiscal year ended March 31, 2021, approximately 59% of software license revenue was sold under a subscription model. Software license revenue sold under a subscription model was 41% and 40% in the fiscal years ended March 31, 2020 and 2019, respectively. We expect revenue from these types of arrangements as a percentage of our total revenue to continue to increase in the next few years. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.
In recent fiscal years, we generated an average of 80% of our software and products revenue from our existing customer base and approximately 20% of our software and products revenue from new customers. In addition, our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as larger deal transactions. Larger deal transactions (transactions greater than $0.1 million of software and product revenue) represented approximately 69% of our software and products revenue in fiscal 2021 and 65% in both fiscal 2020 and fiscal 2019.
Software and products revenue generated through indirect distribution channels accounted for over 90% of total software and products revenue in recent fiscal years. Software and products revenue generated through direct distribution channels accounted for less than 10% of total software and products revenue in recent fiscal years. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time to time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated approximately 36% of our total revenues through Arrow in fiscal 2021, approximately 37% of our total revenues in fiscal 2020 and approximately 38% of our total revenues in fiscal 2019. If Arrow was to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then it could have a material adverse effect on our future business.
Our services revenue was 55% of our total revenues for fiscal 2021, 59% in fiscal 2020 and 56% in fiscal 2019. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our newly launched software-as-a-service solution, branded Metallic, is also included in services revenue. Revenue from Metallic is recognized ratably over the contract period.
Most of our customer support agreements related to perpetual licenses are for a one-year term. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Historically, maintenance renewals have represented a significant portion of our total revenue. Because of this characteristic of our business, if our customers choose not to renew their maintenance and support agreements with us on beneficial terms, or at all, our business, operating results and financial condition could be harmed.
The gross margin of our services revenue was 79% for fiscal 2021, 78% for fiscal 2020 and 77% for fiscal 2019. Overall, our services revenue has lower gross margins than our software and products revenue. The gross margin of our software and products revenue was 92% for fiscal 2021, 90% for fiscal 2020 and 92% for fiscal 2019. The increase in gross margin percentage of software and products is a result of reduced sales of hardware associated with our appliance as well as reduced software royalties associated with sales of HyperScale appliances and software. Beginning with the launch of HyperScale X in the second half of fiscal 2021, we will transition to a software only model. HyperScale X also has reduced software royalties relative to prior versions of HyperScale.
Description of Costs and Expenses
Our cost of revenues is as follows:

•Cost of Software and Products Revenue, consists primarily of the cost of appliance hardware, third-party royalties and other costs such as media, manuals, translation and distribution costs; and

•Cost of Services Revenue, consists primarily of salary and employee benefit costs in providing customer support and other professional services as well as third party hosting fees.

Our operating expenses are as follows:

•Sales and Marketing, consists primarily of salaries, commissions, employee benefits, stock-based compensation and other direct and indirect business expenses, including travel and related expenses, sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events (such as trade shows and advertising);

•Research and Development, which is primarily the expense of developing new software applications and modifying existing software applications, consists principally of salaries, stock-based compensation and benefits for research and development personnel and related expenses; contract labor expense and consulting fees as well as other expenses associated with the design, certification and testing of our software applications; and legal costs associated with the patent registration of such software applications;

•General and Administrative, consists primarily of salaries, stock-based compensation and benefits for our executive, accounting, human resources, legal, information systems and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services, compliance costs and insurance; and

•Depreciation and Amortization, consists of depreciation expense primarily for our owned corporate campus headquarters location and computer equipment we use for information services and in our development and test labs as well as amortization of intangible assets acquired through the purchase of Hedvig beginning in the third quarter of fiscal year 2020 through the second quarter of fiscal year 2021 when the intangible assets were impaired to zero.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were approximately 48% of our total revenue for fiscal 2021, 49% of our total revenue for fiscal 2020 and 47% for fiscal 2019. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2020, our software and products revenue would have been lower by $6.8 million, our services revenue would have been lower by $6.6 million, our cost of sales would have been lower by $1.8 million and our operating expenses would have been lower by $4.5 million from non-U.S. operations for fiscal 2021.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $1.9 million in fiscal 2021, gains of $0.4 million in fiscal 2020, and gains of $1.0 million in fiscal 2019.
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
We derive revenue from two primary sources: software and products, and services. Software and products revenue includes our software and integrated appliances that combine our software with hardware. Services include customer support (software updates and technical support), consulting, assessment and design services, installation services, customer education and Commvault software-as-a-service, which is branded as Metallic. A typical contract includes both licenses and services.
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

We also sell appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Revenue related to appliances is recognized when control of the appliances passes to the customer; typically upon delivery. In the second half of fiscal 2021 we began transitioning to a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, we expect the revenue and costs associated with hardware will decline going forward. The revenue for hardware is included in software and products revenue and associated costs are included in cost of software and products revenue.
Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Commvault sells its customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year. The term of our subscription arrangements is typically three years.

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
Goodwill and Purchased Intangible Asset
We test goodwill for impairment at least annually (January 1) by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. We have one reporting unit. Goodwill is tested at this reporting unit level and indefinite-lived intangible assets are tested at the individual asset level. This requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. As noted below, during the second quarter of fiscal year 2021, we impaired our intangible assets. At which time, we also assessed the carrying value of goodwill and concluded it was not impaired. During the fourth quarter of 2021, we completed the annual impairment test for goodwill and determined that these assets had not been impaired as of the test date, January 1, 2021.
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

Our purchased intangible assets were acquired in connection with the Hedvig Inc. transaction. The most material of these assets was developed technology. The value of this asset was attributable to forecasted incremental revenues directly attributable to this technology. While we have successfully integrated this technology into our existing HyperScale X technology, we did not meet our forecasts for standalone sales of this acquired technology. In the second quarter of fiscal 2021, the Company concluded that the carrying values were not recoverable on an undiscounted basis and recorded an impairment charge.

Results of Operations
Fiscal year ended March 31, 2021 compared to fiscal year ended March 31, 2020
Revenues (in millions)
    - Total revenues increased $52.6 million, or 8%

- Software and products revenue represented 45% of our total revenues in fiscal 2021 and 41% of our total         revenues in fiscal 2020.Software and products revenue increased $51.5 million, or 19%, primarily due to the following:

•Increase of $46.5 million, or 26%, in larger deal transactions (deals greater than $0.1 million in software and products revenue)
•Increase of 12% in the number of larger deal transactions as well as an increase of 13% in the average dollar amount of such transactions
•The average dollar amount of larger deal transactions was approximately $335 thousand in fiscal 2021 and approximately $298 thousand in fiscal 2020.
•Larger deal transactions represented approximately 69% of our software and products revenue in fiscal 2021 and 65% of our software and products revenue in fiscal 2020.
•There was also an Increase of $5.0 million in transactions less than $0.1 million

- Services revenue represented 55% of our total revenues in fiscal 2021 and 59% of our total revenues in fiscal 2020. Services revenue increased $1.0 million, primarily due to an increase in professional services and software-as-a-service revenue, partially offset by a decline in customer support revenue.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, Japan, Southeast Asia, China). Americas, EMEA and APJ represented 57%, 31% and 12% of total software and products revenue, respectively, for the fiscal year ended March 31, 2021. The year over year increase of Software and Products Revenue was 32% in the Americas and 7% in EMEA while APJ was flat.
▪The increase in Americas software and products revenue was primarily due to a 39% increase from larger deal transactions. This increase was the result of both an increase in average deal size and an increase in the number of transactions compared to prior year.
▪EMEA software and products revenue increased primarily as a result of a 9% increase in deals less than $0.1 million. Large deal transactions also increased 5% driven by an increase in average deal size.
▪APJ revenue from larger deal transactions increased 10% which was the result of an increase in average deal size. This increase was offset by deals less than $0.1 million which declined 8%.
Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

    Cost of Revenues and Gross Margin ($ in millions)
- Total cost of revenues decreased $7.7 million, representing 15% of our total revenues in fiscal 2021 compared to 17% in fiscal 2020. Temporary salary cuts during the first half of fiscal year 2021 related to COVID-19 resulted in savings of $1.1 million in cost of revenues. The remaining decrease is primarily due to a decrease in employee-related expenses attributable to our restructuring and reorganization initiatives and a decrease in cost of revenue associated with our appliance.
- Cost of software and products revenue decreased $0.9 million, representing 8% of software and products revenue in fiscal 2021 compared to 10% in fiscal 2020. The decrease is the result of lower cost of sales associated with our appliance with the introduction of HyperScale X compared to the same period in the prior year. Beginning with HyperScale X we began transitioning to a software only model. As a result, we expect the revenue and costs associated with hardware will decline going forward.
- Cost of services revenue decreased $6.8 million, representing 21% of our services revenue in fiscal 2021 and 22% in fiscal 2020. The decline in cost of services revenue is primarily related to a decrease in employee-related expenses attributable to our restructuring and reorganization initiatives. Additionally, there was a decrease in expenses associated with temporary salary cuts during the first half of fiscal year 2021 related to COVID-19.

Operating Expenses ($ in millions)
    - Sales and marketing expenses: decreased $3.8 million, or 1%, primarily due to the following:
•Decreases related to the decline of travel and related expenses as a result of COVID-19.
•Temporary salary cuts during the first half of fiscal year 2021 related to COVID-19.
•These declines were partially offset by an increase in variable compensation associated with increased revenue, particularly during the second half of the year.

- Research and development expenses: increased $23.4 million, or 21%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group, including the following:
•An increase in employee-related costs resulting from additional headcount due to the acquisition of Hedvig. Hedvig was acquired in October 2019; therefore, the prior year period includes only six months of such expenses compared to twelve months during this period.
•Additionally, certain Hedvig shareholders will receive cash payments totaling $14.1 million over the course of the 30 months following the date of acquisition, contingent on their continued employment with the Company. While these payments are proportionate to these shareholders' ownership of Hedvig, they are accounted for as compensation expense over the course of the thirty month service period. Research and development expenses in fiscal 2021 includes $5.6 million of expense related to this arrangement compared to $2.8 million in the fiscal 2020.
•Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.

- General and administrative expenses: remained relatively flat year over year but included the following:
•Reduction of non-recurring prior year expenses associated with a non-routine shareholder matter and Hedvig acquisition costs.
•Temporary salary cuts during the first half of fiscal year 2021 related to COVID-19.
•Partially offset by increases in legal expenses for intellectual property associated with ongoing litigation and foreign currency losses due to the weakening of the US dollar.

    - Restructuring: In fiscal 2019 we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $23.5 million and $21.3 million for the years ended March 31, 2021 and 2020, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $2.7 million in fiscal 2021 and $1.8 million in fiscal 2020 of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
    - Depreciation and amortization expense: decreased $1.2 million, from $15.8 million in fiscal 2020 to $14.6 million in fiscal 2021.
Interest Income
Interest income decreased $3.9 million, from $5.0 million in fiscal 2020 to $1.0 million in fiscal 2021. The decrease was the result of a decrease in short term investments and decreased yield on those investments. Our short-term investments were in U.S. Treasury Bills.
Income Tax Expense
Income tax expense was $9.7 million in fiscal 2021 compared to a benefit of $6.9 million in fiscal 2020. The income tax expense for the year ended March 31, 2021 relates primarily to the impact of the U.S. CARES Act and current foreign taxes. The income tax benefit for the year ended March 31, 2020 relates primarily to the impact of the U.S. CARES Act. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10.0 million which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3.2 million to reduce the current benefit of the net operating loss carryback benefit we realized from the CARES Act.
Liquidity and Capital Resources
As of March 31, 2021, our cash balance was $397.2 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of March 31, 2021, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $174 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.

During the year ended March 31, 2021, we repurchased $95.3 million of common stock (1.6 million shares) under our share repurchase program. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our free cash flow for additional repurchases during fiscal year 2022. From February 1, 2021 through March 31, 2021 we repurchased $62.1 million of our common stock.
    The following chart summarizes the cash used to repurchase shares of our common stock:
Our summarized annual cash flow information is as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019
Net cash provided by operating activities	$123,955	$88,464	$110,180
Net cash provided by (used in) investing activities	35,469	(74,005)	(5,261)
Net cash used in financing activities	(74,738)	(39,403)	(90,713)
Effects of exchange rate — changes in cash	16,469	(6,966)	(16,998)
Net increase (decrease) in cash, cash equivalents and restricted cash	$101,155	$(31,910)	$(2,792)

    - Net cash provided by operating activities was impacted by:
•Fiscal 2021: net loss adjusted for the impact of non-cash charges, including the impairment of intangible assets, and increases in deferred revenue and accrued expenses, partially offset by increases in accounts receivable and deferred commissions
•Fiscal 2020: net loss adjusted for the impact of non-cash charges and decreases in accounts receivable
•Fiscal 2019: net income adjusted for the impact of non-cash charges and increases in deferred revenue and accrued expenses, partially offset by increase in accounts receivable

    - Net cash provided by or used in investing activities was impacted by:
•Fiscal 2021: $43.6 million of proceeds of short-term investments of U.S. Treasury bills, partially offset by $8.1 million of capital expenditures.
•Fiscal 2020: $157.5 million used for the acquisition of Hedvig and $3.2 million of capital expenditures, partially offset by $86.7 million of net proceeds of short-term investments of U.S. Treasury Bills
•Fiscal 2019: $1.3 million of net proceeds of short-term investments of U.S. Treasury Bills and $6.6 million of capital expenditures as we continue to invest in and enhance our global infrastructure. Included in this balance was a purchase of land adjacent to our global corporate headquarters.

    - Net cash used in financing activities was impacted by:
•Fiscal 2021: $95.3 million used to repurchase shares of our common stock under our repurchase program, partially offset by $20.5 million of proceeds from the exercise of stock options and the employee stock purchase plan
•Fiscal 2020: $77.2 million used to repurchase shares of our common stock under our repurchase program, partially offset by $37.8 million of proceeds from the exercise of stock options and the employee stock purchase plan
•Fiscal 2019: $132.7 million used to repurchase shares of our common stock under our repurchase program, partially offset by $42.0 million of proceeds from the exercise of stock options and the employee stock purchase plan
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2021	2020	2019	2018	2017
Cash used for repurchases (in thousands)	$95,259	$77,198	$132,697	$112,218	$49,998
Shares repurchased (in thousands)	1,643	1,701	2,115	2,098	982
Average price per share	$57.97	$45.37	$62.74	$53.49	$50.91

Working capital increased $49.2 million from $185.1 million as of March 31, 2020 to $234.4 million as of March 31, 2021. The increase in working capital is primarily due to cash provided by operating activities partially offset by cash used for share repurchases during the fiscal year.
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

Summary Disclosures about Contractual Obligations and Commercial Commitments
Our material capital commitments consist of obligations under facilities and operating leases. Some of these leases have free or escalating rent payment provisions. Refer to Notes 2, 8 and 15 of the notes to the consolidated financial statements for further discussion on operating leases. We anticipate that we will experience an increase in our capital expenditures and lease commitments as a result of our anticipated growth in operations, infrastructure, personnel and resources devoted to building our brand name.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software and products revenues, was $16.3 million in fiscal 2021 and $12.5 million in fiscal 2020.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Interest Rate Risk
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 48% of our sales were outside the United States in fiscal 2021 and 49% were outside the United States in fiscal 2020. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $11.1 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operation. We recognized net foreign currency transaction losses of $1.9 million, gains of $0.4 million and gains of $1.0 million in fiscal 2021, fiscal 2020, and fiscal 2019 respectively.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 13, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including the evaluation of the contractual terms of the revenue arrangements and the Company’s assessment of the appropriateness of the residual approach for estimating the standalone selling prices of software.

To test the amount of revenue recognized, we performed audit procedures that included, among others, testing a sample of revenue transactions during the year and evaluating the identification of performance obligations based on analysis of the contractual terms and independent confirmations of the terms and conditions of the contract directly with customers. Our testing of the application of the residual approach to estimate standalone selling prices of software included inquiries with management and analysis of the variability of actual software pricing during the year by customer class.

We have served as the Company’s auditor since 1998.

/s/ Ernst & Young LLP
Iselin, New Jersey
May 13, 2021

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$397,237	$288,082
Restricted cash	—	8,000
Short-term investments	—	43,645
Trade accounts receivable, net	188,126	146,990
Other current assets	22,237	26,969
Total current assets	607,600	513,686
Property and equipment, net	112,779	114,519
Operating lease assets	20,778	15,009
Deferred commissions cost	38,444	31,394
Intangible assets, net	—	46,350
Goodwill	112,435	112,435
Other assets	12,137	11,683
Total assets	$904,173	$845,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$374	$307
Accrued liabilities	112,148	87,051
Current portion of operating lease liabilities	7,469	7,699
Deferred revenue	253,211	233,497
Total current liabilities	373,202	328,554
Deferred revenue, less current portion	119,231	92,723
Deferred tax liabilities, net	761	849
Long-term operating lease liabilities	15,419	8,808
Other liabilities	1,526	2,238
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 46,482 shares and 46,011 shares issued and outstanding at March 31, 2021 and 2020, respectively	463	458
Additional paid-in capital	1,069,695	978,659
Accumulated deficit	(665,774)	(553,790)
Accumulated other comprehensive loss	(10,350)	(13,423)
Total stockholders’ equity	394,034	411,904
Total liabilities and stockholders’ equity	$904,173	$845,076

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2021	2020	2019
Revenues:
Software and products	$326,843	$275,308	$309,899
Services	396,629	395,577	401,058
Total revenues	723,472	670,885	710,957
Cost of revenues:
Software and products	27,218	28,082	25,691
Services	82,155	88,996	91,315
Total cost of revenues	109,373	117,078	117,006
Gross margin	614,099	553,807	593,951
Operating expenses:
Sales and marketing	331,948	335,785	370,088
Research and development	133,401	110,020	92,647
General and administrative	92,214	92,130	100,946
Restructuring	23,471	21,348	14,765
Impairment of intangible assets	40,700	—	—
Depreciation and amortization	14,628	15,815	10,597
Net change in contingent consideration	—	(3,783)	—
Total operating expenses	636,362	571,315	589,043
Income (loss) from operations	(22,263)	(17,508)	4,908
Interest income	1,028	4,962	5,519
Income (loss) before income taxes	(21,235)	(12,546)	10,427
Income tax expense (benefit)	9,719	(6,901)	6,866
Net income (loss)	$(30,954)	$(5,645)	$3,561
Net income (loss) per common share:
Basic	$(0.66)	$(0.12)	$0.08
Diluted	$(0.66)	$(0.12)	$0.07
Weighted average common shares outstanding:
Basic	46,652	45,793	45,827
Diluted	46,652	45,793	47,601

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended March 31,
	2021	2020	2019
Net income (loss)	$(30,954)	$(5,645)	$3,561
Other comprehensive income (loss):
Foreign currency translation adjustment	3,073	(1,855)	(6,096)
Comprehensive loss	$(27,881)	$(7,500)	(2,535)

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2018	45,118	$450	$782,764	$(373,678)	$(5,472)	$404,064
Stock-based compensation			80,487			80,487
Share issuances related to stock-based compensation	2,579	25	41,959			41,984
Repurchase of common stock	(2,115)	(21)	(17,303)	(115,373)		(132,697)
Net income				3,561		3,561
Other comprehensive loss					(6,096)	(6,096)
Balance at March 31, 2019	45,582	454	887,907	(485,490)	(11,568)	391,303
Stock-based compensation			65,888			65,888
Share issuances related to business combinations			1,616			1,616
Share issuances related to stock-based compensation	2,131	21	37,774			37,795
Repurchase of common stock	(1,702)	(17)	(14,526)	(62,655)		(77,198)
Net loss				(5,645)		(5,645)
Other comprehensive loss					(1,855)	(1,855)
Balance at March 31, 2020	46,011	458	978,659	(553,790)	(13,423)	411,904
Cumulative effect of adoption of ASU 2016-13				(84)		(84)
Stock-based compensation			84,833			84,833
Share issuances related to stock-based compensation	2,115	21	20,500			20,521
Repurchase of common stock	(1,644)	(16)	(14,297)	(80,946)		(95,259)
Net loss				(30,954)		(30,954)
Other comprehensive income					3,073	3,073
Balance at March 31, 2021	46,482	463	1,069,695	(665,774)	(10,350)	394,034

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(30,954)	$(5,645)	$3,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,878	17,065	12,060
Noncash stock-based compensation	84,833	65,888	80,487
Non-cash change in contingent consideration	—	(3,783)	—
Impairment of intangible assets	40,700	—	—
Deferred income taxes	(92)	(1,783)	164
Amortization of deferred commissions cost	18,318	17,717	17,348
Impairment of operating lease assets	1,684	2,761	—
Changes in operating assets and liabilities:
Trade accounts receivable	(34,622)	26,096	(24,092)
Operating lease assets and liabilities, net	(1,157)	(1,226)	—
Other current assets and Other assets	11,887	(1,246)	11,400
Deferred commissions cost	(24,095)	(16,063)	(18,967)
Accounts payable	49	(2,474)	1,485
Accrued liabilities	10,660	(1,997)	5,075
Deferred revenue	31,740	(6,230)	21,719
Other liabilities	(874)	(616)	(60)
Net cash provided by operating activities	123,955	88,464	110,180
Cash flows from investing activities
Purchase of short-term investments	—	(43,645)	(130,338)
Proceeds from maturity of short-term investments	43,645	130,338	131,637
Purchase of property and equipment	(8,176)	(3,203)	(6,560)
Business combination, net of cash acquired	—	(157,495)	—
Net cash provided by (used in) investing activities	35,469	(74,005)	(5,261)
Cash flows from financing activities
Repurchase of common stock	(95,259)	(77,198)	(132,697)
Proceeds from stock-based compensation plans	20,521	37,795	41,984
Net cash used in financing activities	(74,738)	(39,403)	(90,713)
Effects of exchange rate — changes in cash	16,469	(6,966)	(16,998)
Net increase (decrease) in cash, cash equivalents and restricted cash	101,155	(31,910)	(2,792)
Cash, cash equivalents and restricted cash at beginning of year	296,082	327,992	330,784
Cash, cash equivalents and restricted cash at end of year	$397,237	$296,082	$327,992

Supplemental disclosures of cash flow information
Income taxes paid	$2,959	$6,002	$11,491

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1.     Nature of Business
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," or "our") is a provider of data protection and information management software applications and products. We develop, market and sell a suite of software applications and services, globally, that provides our customers with data protection solutions. We also provide our customers with a broad range of professional and customer support services, including backup-as-a-service, branded as Metallic.
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
Revenue
We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). For a further discussion of our accounting policies related to revenue see Note 3 of the consolidated financial statements.
Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues for all periods presented.
Sales Tax
We record revenue net of sales tax.
Accounting for Stock-Based Compensation
Restricted stock units without a market condition are measured based on the fair market values of the underlying stock on the date of grant. We recognize stock-based compensation expense using the straight-line method for all stock awards that do not include a market or performance condition. Awards that include a market or performance condition are expensed using the accelerated method.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $9,560, $5,579, and $4,678 for the years ended March 31, 2021, 2020 and 2019, respectively.
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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operations. These gains and losses relate primarily to receivables and payables that are not denominated in the functional currency of the subsidiary they relate to. We recognized net foreign currency transaction losses of $1,918 in the year ended March 31, 2021, and net foreign currency transaction gains of $355 and $984 in the years ended March 31, 2020, and 2019, respectively.
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
The following table sets forth the reconciliation of basic and diluted common share:

	Year Ended March 31,
	2021	2020	2019
Basic weighted-average shares outstanding	46,652	45,793	45,827
Dilutive effect of stock options, restricted stock units, and employee stock purchase plan	—	—	1,774
Diluted weighted-average shares outstanding	46,652	45,793	47,601

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table summarizes our potential outstanding common stock equivalents at the end of each period, which have been excluded from the computation of diluted net income per common share, as their effect is anti-dilutive.

	Year Ended March 31,
	2021	2020	2019
Stock options, restricted stock units, and shares under the employee stock purchase plan	5,024	4,933	998
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents, primarily in the form of money market funds. Amounts held in Restricted cash as of March 31, 2020, and classified as such on the Consolidated Balance Sheets, related to a contingent consideration arrangement which required us to pay up to $8,000 of cash, contingent on us receiving one or more bona fide and valid purchase orders from a specified customer, no later than April 30, 2020 (see Note 4).

Short-term Investments
Short-term investments consist of investments with maturities of twelve months or less that do not meet the criteria to be cash equivalents. We determine classification of the investment as trading, available-for-sale or held-to-maturity at the time of purchase and reevaluate classification whenever changes in circumstances indicate changes in classification may be necessary. As of March 31, 2021, we did not hold any short-term investments. Our short-term investments as of March 31, 2020 were classified as held-to-maturity. Held-to-maturity investments consist of securities that we have the intent and ability to retain until maturity. Held-to-maturity investments are initially recorded at cost and adjusted for the amortization of discounts from the date of purchase through maturity. Income related to investments is recorded as interest income in the Consolidated Statements of Operations. Cash inflows and outflows related to the sale, maturity and purchase of investments are classified as investing activities in our Consolidated Statements of Cash Flows.
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
Historically, we have not experienced material losses related to the inability to collect receivables from our customers. While there is presently no indication that we will not collect material amounts of accounts receivable as of March 31, 2021, we continue to closely monitor the impact of COVID-19 on our customers. In these current economic conditions, payment from our customers may be delayed or receivables may become uncollectible. The inability to collect receivables could have a material impact on our results of operations.
Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow") totaled approximately 36%, 37% and 38% of total revenues for the years ended March 31, 2021, 2020 and 2019, respectively. Arrow accounted for approximately 33% and 31% of total accounts receivable as of March 31, 2021 and 2020, respectively.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Fair Value of Financial Instruments
The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these instruments. Our short-term investments balance as of March 31, 2020 consisted of U.S. Treasury Bills with maturities of one year or less. We account for these short-term investments as held to maturity. The contingent consideration liability associated with the Hedvig acquisition as discussed further in Note 4 of the consolidated financial statements was valued based on the total bona fide and valid purchase orders received through April 30, 2020 from a specified customer.
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

There were no financial assets measured at fair value on a recurring basis at March 31, 2021. The following table summarizes the composition of our financial assets measured at fair value at March 31, 2020:

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	44,484	—	$44,484
Liabilities:
Contingent consideration	—	$—	217	$217
Leases
We account for leases in accordance with ASC 842, Leases, which was adopted on April 1, 2019. We determine if an arrangement contains a lease at inception. We generally lease our facilities under operating leases. Operating lease right-of-use ("ROU") assets are included in Operating lease assets on our Consolidated Balance Sheets. Current portion of operating lease liabilities and Long-term operating lease liabilities are included on our Consolidated Balance Sheets.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. We provide for depreciation on a straight-line basis over the estimated useful lives of the assets. The depreciable assets that comprise our owned headquarters are classified as Buildings and are being depreciated over lives ranging from ten to sixty years. Computer and related equipment is generally depreciated over eighteen months to three years and furniture and fixtures are generally depreciated over three to twelve years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease. Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.
Asset Retirement Obligation
A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related leasehold improvements are recorded at the time leasehold improvements are acquired. We maintain certain office space for which the lease agreement requires that we return the office space to its original condition upon vacating the premises. Accordingly, the balance of the asset retirement obligation was $780 as of March 31, 2021 and $1,420 as of March 31, 2020.
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

Purchased intangible assets with finite lives were valued using the income method and were being amortized on a straight-line basis over their economic lives of five years for developed technology and two years for customer relationships as we believed this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. Impairment losses are recognized if the carrying amount of an intangible asset is both not recoverable and exceeds its fair value. During the fiscal year ended March 31, 2021, we recognized an impairment charge on these assets that reduced their carrying value to zero. Refer to Note 5 for further discussion.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Deferred Commissions Cost
Sales commissions, bonuses, and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Our typical contracts include performance obligations related to software licenses, software updates, customer support and other services, including software-as-a-service offerings. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We do not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software or appliance sold as part of the transaction. Costs related to software updates and support for term-based, or subscription software licenses, are limited to the contractual period of the arrangement as we intend to pay a commensurate commission upon renewal of the subscription license and related updates and support. The costs related to professional services are amortized over the period the related professional services are provided and revenue is recognized. Amortization expense related to these costs is included in Sales and marketing expenses in the accompanying Consolidated Statements of Operations.
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
The adoption of this new standard resulted in an $84 thousand cumulative effect on our consolidated financial statements related to an adjustment to our allowance for doubtful accounts.

Under the new standard, we assess credit losses on accounts receivable by taking into consideration past collection experience, credit quality of the customer, age of the receivable balance, current economic conditions, and forecasts that affect the collectability of the reported amount.

Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2019-12 (Topic 740), Income Taxes	In December 2019, the Financial Accounting Standards Board ("FASB") issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	The standard became effective for us beginning April 1, 2021.	We do not expect the adoption to have a material impact in our consolidated financial statements, including accounting policies, processes, and systems.

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
We also sell appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Revenue related to appliances is recognized when control of the appliances passes to the customer; typically upon delivery. In the second half of fiscal 2021 we began transitioning to a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, we expect the revenue and costs associated with hardware will decline going forward. The revenue for hardware is included in software and products revenue and associated costs are included in cost of software and products revenue.
Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. We sell our customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year on our perpetual licenses. The term of our subscription arrangements is typically three years.

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

	Year Ended March 31, 2021
	Americas	EMEA	APJ	Total
Software and Products Revenue	$187,027	$101,673	$38,143	$326,843
Customer Support Revenue	215,831	100,620	41,330	357,781
Professional Services	21,264	12,138	5,446	38,848
Total Revenue	$424,122	$214,431	$84,919	$723,472

	Year Ended March 31, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$141,856	$95,356	$38,096	$275,308
Customer Support Revenue	230,226	88,965	40,939	360,130
Professional Services	18,778	10,459	6,210	35,447
Total Revenue	$390,860	$194,780	$85,245	$670,885

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2020	$129,856	$17,134	$7,857	$233,497	$92,723
Increase/(decrease), net	39,129	2,007	(394)	19,714	26,508
Ending Balance as of March 31, 2021	$168,985	$19,141	$7,463	$253,211	$119,231

The increase in accounts receivable (inclusive of unbilled receivables) is primarily a result of an increase in software and products revenue relative to the prior year. The increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software and products revenue transactions and a weakening of the U.S. dollar.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $247,579 for the year ended March 31, 2021. The vast majority of this revenue consists of customer support arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not material.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of March 31, 2021, approximately $46,163 of revenue may be recognized from remaining performance obligations, of which approximately $12,000 was related to software and products. We expect most of the software and products revenue to be recognized in the first half of fiscal 2022. The majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
4.    Business Combination
During fiscal 2020, on October 1, 2019, we completed the acquisition of Hedvig Inc., a Delaware corporation, (“Hedvig”), for a purchase price of $163,205, which consisted of $157,589 of cash, $1,616 of restricted stock units and $4,000 of contingent consideration. In the fourth quarter of fiscal 2020 we reduced our estimate of the contingent consideration to $217. The decrease in this liability was reflected as a gain in the Consolidated Statements of Operations for the year ended March 31, 2020.
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
Contingent consideration
The contingent consideration arrangement required us to pay up to $8,000 of cash to the former owners of Hedvig, contingent on us receiving one or more bona fide and valid purchase orders from a specified customer, no later than April 30, 2020. At the time the acquisition was completed, the fair value of the contingent consideration was estimated to be $4,000 based on a probability weighted-average approach and was included in the purchase price. As of March 31, 2020, we expected to receive one valid purchase order prior to April 30, 2020 from the specified customer; therefore, the fair value was estimated to be $217 with the revaluation of $3,783 recorded in Net change in contingent consideration in the Consolidated Statements of Operations. As of April 30, 2020, we received the one valid purchase order from the specified customer of $217 which resulted in the release of $7,783 of restricted cash during the first quarter of fiscal year 2021.

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
There were no additions, impairments or any other changes to the carrying amount of goodwill during the fiscal year ended March 31, 2021.
Goodwill balances are as follows:

Balance as of March 31, 2020	$112,435
Additions/(Impairments)	—
Balance as of March 31, 2021	$112,435
As noted below, during the second quarter of fiscal year 2021, we impaired our intangible assets, at which time we assessed the carrying value of goodwill. Based on our assessment, we concluded there was no impairment of goodwill. We also completed our annual impairment review as of January 1, 2021 and concluded there were no impairments to goodwill.
Intangible assets, net
Intangible assets subject to amortization as of March 31, 2021 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Value
Developed technology	$49,000	$(9,800)	$(39,200)	$—
Customer relationships	3,000	(1,500)	(1,500)	—
Total intangible assets	$52,000	$(11,300)	$(40,700)	$—
Amortization expense from acquired intangible assets was $5,650 for both the fiscal years ended March 31, 2021 and 2020, respectively.

Our intangible assets (developed technology and customer relationships) were acquired in connection with the Hedvig, Inc. ("Hedvig") transaction. The most material of these assets was the developed technology. The value of this asset was attributable to forecasted incremental revenues directly attributable to this technology. While we have successfully integrated this technology into our existing HyperScale X technology, we have not met our forecasts for standalone sales of this acquired technology. During the second quarter of fiscal year 2021 we identified an indicator of impairment and concluded that the carrying values of the developed technology and customer relationships acquired in connection with the Hedvig transaction were not recoverable on an undiscounted basis. As a result, we remeasured the fair value of these assets and concluded their value was de minimis. We recorded a $40,700 impairment charge in the accompanying Consolidated Statements of Operations for the year ended March 31, 2021. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period, the useful life of the asset, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment and are based on management’s estimate of current and forecasted market conditions.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
6.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2021	2020
Land	$9,445	$9,445
Buildings	103,244	103,244
Computers, servers and other equipment	42,117	40,044
Furniture and fixtures	14,689	14,919
Leasehold improvements	8,089	9,252
Purchased software	1,955	1,637
Construction in process	4,304	2,021
	183,843	180,562
Less: Accumulated depreciation and amortization	(71,064)	(66,043)
	$112,779	$114,519
We recorded depreciation and amortization expense of $10,228, $11,415, and $12,060 for the years ended 2021, 2020 and 2019, respectively. Approximately $1,250 of depreciation expense is allocated to our cost of goods sold for the years ended 2021, 2020 and 2019.
7.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2021	2020
Compensation and related payroll taxes	$69,890	$47,356
Other	42,258	39,695
	$112,148	$87,051
8.     Commitments and Contingencies
Purchase Commitments
We, in the normal course of business, enter into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2021, which relate primarily to marketing and IT services are as follows:

	2022	2023	2024	2025 and beyond	Total
Purchase commitments	$23,339	$5,266	$804	$591	$30,000
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in Cost of software and products revenues, was as follows:

	Year Ended March 31,
	2021	2020	2019
Royalty expense	$16,256	$12,545	$12,319

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

Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. On February 9, 2021, Rubrik, Inc. filed a patent-infringement lawsuit against Commvault Systems, Inc. in the United States District Court for the Western District of Texas – Waco Division. Rubrik asserts U.S. Patents 10,852,998, 10,133,495 and 9,075,773. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate timing or outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition, or cash flows. We believe that Rubrik’s claims are without merit, and we intend to vigorously contest them.
We do not believe that we are currently party to any other pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results. See Risk Factors "Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adverse our sales and results of operations" for additional information.
9.     Capitalization
Common Stock
We have 46,482 and 46,011 shares of common stock, par value $0.01, outstanding at March 31, 2021 and March 31, 2020, respectively.
During fiscal 2021, we repurchased $95,259 of common stock, or 1,643 shares, under our share repurchase program. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations. Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200,000 of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our free cash flow for additional repurchases during fiscal year 2022. From February 1, 2021 through March 31, 2021 we repurchased $62,127 of our common stock.
Shares Reserved for Issuance
At March 31, 2021, we have reserved 5,075 shares in connection with our Stock Plans discussed in Note 10 of the notes to the consolidated financial statements.
10.     Stock Plans
We maintain the Omnibus Incentive Plan (the “2016 Incentive Plan”) for granting awards to employees. On October 22, 2020, our shareholders approved an amendment to the 2016 Incentive Plan to increase the maximum number of shares of common stock that may be delivered under plan to 8,050, an increase of 1,000 shares. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards.
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
The 2016 Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance stock awards and stock unit awards based on, or related to, shares of our common stock. As of March 31, 2021, approximately 2,110 shares were available for future issuance under the 2016 Incentive Plan.
As of March 31, 2021, we have granted non-qualified stock options, restricted stock units and performance stock awards under our stock incentive plans. Historically, most equity awards granted by us under our stock incentive plans generally vest quarterly over a three-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. We anticipate that future grants under our stock incentive plans will be restricted stock units and performance stock awards and do not anticipate that we will grant stock options.
As of March 31, 2021, there was approximately $120,658 of unrecognized stock-based compensation expense related to all of our employee stock plans that is expected to be recognized over a weighted-average period of 1.88 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
The following summarizes the activity for our stock incentive plans from March 31, 2018 to March 31, 2021:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	1,904	60.03
Options granted	—	—
Options exercised	(257)	41.68
Options forfeited	—	—
Options expired	(290)	66.79
Outstanding at March 31, 2021	1,357	$62.06	2.12	$13,711
Exercisable at March 31, 2021	1,357	$62.06	2.12	$13,711
The total intrinsic value of options exercised was $4,306, $13,428, and $39,502 in the years ended March 31, 2021, 2020 and 2019, respectively. Our policy is to issue new shares upon exercise of options as we do not hold shares in treasury.
Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2020	3,237	50.47
Granted	2,096	42.04
Vested	(1,585)	51.32
Forfeited	(297)	51.76
Non-vested as of March 31, 2021	3,451	$44.90
The total fair value of the restricted stock units that vested during the years ended March 31, 2021, 2020 and 2019 was $72,544, $48,221 and $82,957, respectively.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development and General and administrative expenses for the years ended March 31, 2021, 2020 and 2019.

	Year Ended March 31,
	2021	2020	2019
Cost of services revenue	$3,317	$2,604	$2,922
Sales and marketing	35,577	31,779	34,874
Research and development	24,823	14,594	8,601
General and administrative	18,369	15,158	31,458
Restructuring	2,747	1,753	2,632
Stock-based compensation expense	$84,833	$65,888	$80,487
Awards with a Market Condition

In fiscal 2021, we granted 299 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (598 shares) and a minimum of 0% (no shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The weighted-average fair value of the awards granted during the year was $36.76 per share, which approximated the market value of a share of stock at the time of grant. The awards are included in the restricted stock unit table above.

In fiscal 2020, we granted 95 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to a market index over the succeeding three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (190 shares) and a minimum of 0% (no shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value is calculated using a Monte Carlo simulation model. The weighted-average fair value of the awards granted was $48.26 per share. The awards are included in the restricted stock unit table above.
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

There were no performance stock units granted during fiscal 2021.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 272 shares in exchange for $9,812 of proceeds in fiscal 2021 and 273 shares in exchange for $9,670 of proceeds in fiscal 2020. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase.  The total expense associated with the Purchase Plan for fiscal 2021, 2020 and 2019 was $3,417, $2,939 and $3,080, respectively. As of March 31, 2021, there was approximately $1,139 of unrecognized cost related to the current purchase period of our Purchase Plan.
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
11.     Income Taxes
Impact of U.S. CARES Act 2020

In response to the COVID-19 Pandemic, many governments implemented measures to provide aid and economic stimulus in the form of tax incentives. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act includes several significant business tax provisions as well as relief for individual taxpayers. The CARES Act modified the tax rules related to net operating loss ("NOL") uses. In the fourth quarter of fiscal 2020, we recorded a current tax benefit of approximately $10.0 million which represented our estimate of the net operating loss carryback resulting from the CARES Act. In the first quarter of fiscal 2021, we recorded an adjustment of $3.2 million to reduce the current benefit of the net operating loss carryback benefit we realized from the CARES Act.
Impact of U.S. Tax Reform 2017

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

The Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provisions of GILTI as of the fiscal year ended March 31, 2018, it recorded no GILTI-related deferred amounts in the financial statements for the year ended March 31, 2018. After further consideration, the Company has elected to account for GILTI in the year the tax is incurred, and has recorded an estimate of GILTI as a component of the projected tax provision for the fiscal years ending March 31, 2021, 2020 and 2019.

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
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2021	2020	2019
Domestic	$(28,628)	$(16,670)	$(1,762)
Foreign	7,393	4,124	12,189
	$(21,235)	$(12,546)	$10,427

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2021	2020	2019
Current:
Federal	$3,399	$(10,071)	$(1,772)
State	196	(613)	103
Foreign	6,215	5,566	8,371
Deferred:
Federal	(113)	284	144
State	—	—	—
Foreign	22	(2,067)	20
	$9,719	$(6,901)	$6,866

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2021, 2020 and 2019 are as follows:

	Year Ended March 31,
	2021	2020	2019
Statutory federal income tax expense (benefit) rate	(21.0)%	(21.0)%	21.0%
State and local income tax expense, net of federal income tax effect	0.9%	(4.9)%	1.0%
Foreign earnings taxed at different rates	10.0%	12.3%	25.5%
U.S. tax on Global Intangible Low-Taxed Income	1.8%	14.5%	72.9%
Domestic permanent differences including acquisition items	1.7%	7.7%	7.8%
Foreign tax credits	(7.8)%	(19.3)%	(22.4)%
Research credits	(68.6)%	(32.9)%	(51.8)%
Tax reserves	(0.1)%	(0.6)%	(5.2)%
Valuation allowance	74.4%	64.0%	(76.7)%
Enacted tax law changes	—%	10.6%	(7.8)%
Stock-based compensation	36.3%	(43.1)%	97.2%
CARES Act Impact	15.0%	(82.1)%	—%
Reduction of NOL for carryback	—%	59.2%	—%
Other differences, net	3.2%	(19.4)%	4.3%
Effective income tax expense (benefit)	45.8%	(55.0)%	65.8%

The significant components of our deferred tax assets are as follows:

	March 31,
	2021	2020
Deferred tax assets:
Net operating losses	$12,586	$16,075
Equity investment	1,193	1,192
Stock-based compensation	16,280	20,792
Deferred revenue	14,879	16,027
Tax credits	39,062	24,936
Accrued expenses	3,568	4,675
Allowance for doubtful accounts and other reserves	801	546
Less: valuation allowance	(78,339)	(61,702)
Total deferred tax assets	10,030	22,541
Deferred tax liabilities:
Depreciation and amortization	(4,553)	(16,349)
Deferred commissions and other	(6,238)	(7,041)
Total deferred tax liabilities	$(10,791)	$(23,390)
Net deferred tax liability	$(761)	$(849)

During fiscal 2019, the Company could no longer assert that it had the intent to indefinitely reinvest the earnings and profits of the foreign subsidiaries, with the exception of India. Accordingly, the Company was required to adjust its deferred tax liability for the effects of this change in assertion. This effect was not significant. Our position during fiscal 2021 remains unchanged.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
At March 31, 2021, we had NOL carry forwards of $47,976. There are $22,061 NOLs that will expire between 2034 and 2036 and $25,915 NOLs that will not expire. As of March 31, 2021, we had deferred tax assets related to state NOL carry forwards of $1,779 which expire over various years beginning in 2030 depending on the jurisdiction.

We also had federal and state research tax credits ("R&D credit") carryforwards of approximately $27,828 and $13,743, respectively. The federal R&D credit carryforwards expire from 2034 through 2041, and the state R&D credit carryforwards expire from 2022 through 2036.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes the tax years subject to income tax examinations by tax authorities as of March 31, 2021. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOLs, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

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

Balance at March 31, 2018	$1,740
Additions for tax positions related to fiscal 2019	—
Additions for tax positions related to prior years	547
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(695)
Foreign currency translation adjustment	—
Balance at March 31, 2019	1,592
Additions for tax positions related to fiscal 2020	170
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(100)
Foreign currency translation adjustment	—
Balance at March 31, 2020	1,662
Additions for tax positions related to fiscal 2021	614
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(65)
Foreign currency translation adjustment	—
Balance at March 31, 2021	2,211
We estimate that no significant remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2022. Interest and penalties related to unrecognized tax benefits are recorded in Income tax expense. In the years ended March 31, 2021, 2020 and 2019, we recognized $9, $6 and $40, respectively, of net interest and penalties in the Consolidated Statements of Operations.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
12.     Employee Benefit Plan
We have a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, we make contributions equal to a discretionary percentage of the employee’s contributions determined by us. During the years ended March 31, 2021, 2020 and 2019, we made contributions of $2,445, $2,487, and $2,786, respectively.
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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2021	2020	2019
Revenue:
United States	$379,106	$342,660	$379,221
Other	344,366	328,225	331,736
	$723,472	$670,885	$710,957
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2021, 2020 and 2019. Revenue included in the “Other” caption above primarily relates to our operations in Europe, Australia, Canada and Asia.

	March 31,
	2021	2020
Long-lived assets:
United States	$248,386	$300,662
Other	48,187	30,728
	$296,573	$331,390

At March 31, 2021 and 2020 no other individual country, other than the United States, accounts for 10% or more of long-lived assets.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
For the years ended March 31, 2021, 2020 and 2019, restructuring charges were comprised of the following:

	Year Ended March 31,
	2021	2020	2019
Employee severance and related costs	$19,040	$16,834	$12,133
Lease impairments related costs (1)	1,684	2,761	—
Stock-based compensation	2,747	1,753	2,632
Total restructuring charges	$23,471	$21,348	$14,765

(1) Lease impairment charges relate to seven and six offices for the years ended March 31, 2021 and 2020, respectively. There were no lease impairment charges for the year ended March 31, 2019.
Restructuring accrual
The activity in our restructuring accrual for the years ended March 31, 2021 and 2020 is as follows:

	Year Ended March 31,
	2021	2020
Beginning balance	$2,531	$1,089
Employee severance and related costs	19,040	16,834
Payments	(18,476)	(15,392)
Ending balance	$3,095	$2,531
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
Our lease liabilities relate primarily to operating leases for our global office infrastructure. These operating leases expire at various dates through fiscal 2031. We did not have any finance leases for either the years ended March 31, 2021 or 2020.

Net lease cost recognized in our Consolidated Statements of Operations is summarized as follows:

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

	Year Ended March 31,
	2021	2020
Operating lease cost	$9,048	$8,795
Short-term lease cost	232	410
Variable lease cost	1,938	2,088
Net lease cost	$11,218	$11,293

Disclosures related to periods prior to the adoption of the new lease standard

Rental expense was $11,474 for the year ended March 31, 2019.

Cash flow information

	Year Ended March 31,
	2021	2020
Cash paid for operating lease liabilities	$10,370	$9,476
Additions of operating lease assets	$17,603	$8,448

As of March 31, 2021, the minimum lease commitment amount for operating leases signed but not yet commenced, was immaterial.

As of March 31, 2021, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

2022	$7,526
2023	4,816
2024	4,071
2025	3,978
2026	2,143
Thereafter	2,535
Total Minimum Lease Payments	$25,069
Less: Imputed Interest	(2,181)
Present value of operating lease liabilities	$22,888
Less: Current Portion of operating lease liabilities	7,469
Long-term operating lease liabilities	$15,419

The weighted-average discount rate was 4% for operating leases recognized in the Consolidated Balance Sheets for both the years ended March 31, 2021 and 2020. The weighted-average remaining operating lease term was 4.43 years and 3.09 years for the years ended March 31, 2021 and 2020, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b)Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) of the Exchange Act. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2021, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2021 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Commvault Systems, Inc.’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commvault Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated May 13, 2021 expressed an unqualified opinion thereon.

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
May 13, 2021

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2021. Information with respect to this Item is incorporated herein by reference from the sections of our 2021 Proxy Statement captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from the sections of our 2021 Proxy Statement captioned “Executive Compensation” and "Compensation Committee Report".

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from the section of our 2021 Proxy Statement captioned “Security Ownership of Certain Beneficial Ownership and Management”.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of March 31, 2021 with respect to the shares of our common stock that may be issuable upon the exercise of options, warrants and rights under or existing equity compensation plans. The following information is as of March 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	4,808,433	$49.74	2,110,398
Equity compensation plans not approved by security holder	—	—	—
Totals	4,808,433	$49.74	2,110,398

(1)Consists of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock awards under our Omnibus Incentive Plan. These amounts do not include potentially issuable shares under the Employee Stock Purchase Plan. We have reserved 2,965 thousand shares for the future issuance of shares under the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from the sections of our 2021 Proxy Statement captioned “Transactions with Related Persons”, "Corporate Governance - Independence and Composition of our Board of Directors" and "Corporate Governance - The Board of Directors and Its Committees-General".

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from the section of our 2021 Proxy Statement captioned “Ratification of the Appointment of Independent Auditors - Audit, Audit-related, Tax and All Other Fees”.
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
Financial Statement Schedules
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements set forth in Item 8 and appears below:
Schedule II — Valuation and Qualifying Accounts for the years ended March 31, 2019, 2020 and 2021.
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Write-offs/Deductions	Balance at End of Year
	(In thousands)
Year Ended March 31, 2019
Allowance for doubtful accounts	$104	$569	$—	$(184)	$489
Valuation allowance for deferred taxes	$58,350	$(8,190)	$—	$—	$50,160
Year Ended March 31, 2020
Allowance for doubtful accounts	$489	$(246)	$—	$(121)	$122
Valuation allowance for deferred taxes	$50,160	$11,542	$—	$—	$61,702
Year Ended March 31, 2021
Allowance for doubtful accounts	$122	$333	$84	$(56)	$483
Valuation allowance for deferred taxes	$61,702	$16,637	$—	$—	$78,339

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Commvault Systems, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated August 28, 2020).
3.3	Amended and Restated Bylaws of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated August 28, 2020).
3.4	Certification of Designation of Series A Junior Participating Preferred Stock of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 14, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2	Rights Agreement between Commvault Systems, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated April 6, 2020).
4.3	Amendment No. 1 to Rights Agreement, dated as of November 16, 2020, by and between Commvault Systems, Inc. and Computershare Trust Company, N.A. as rights agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated November 16, 2020).
4.4	Description of Securities
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
10.3*	Employment Agreement, dated as of February 1, 2004, between Commvault Systems, Inc. and N. Robert Hammer (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.4*	Form of Employment Agreement between Commvault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.5*	Form of Corporate Change of Control Agreement between Commvault Systems, Inc. and Alan G. Bunte and Louis F. Miceli (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.6*	Form of Corporate Change of Control Agreement between Commvault Systems, Inc. and Brian Carolan, and Ron Miiller (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.7*	Form of Indemnity Agreement between Commvault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.8*	Commvault Systems, Inc. Employee Stock Purchase Plan dated December 9, 2013 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2014).
10.9*	The Commvault Systems, Inc. Omnibus Incentive Plan (As Amended Through the Fourth Amendment Thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2020)
10.10	Agreement, dated as of June 7, 2020, by and among Commvault Systems, Inc., Starboard Value LP and the other parties set forth therein (Incorporated by reference to Exhibit 10.1 of Commvault Systems, inc. Form 8-K dated June 8, 2020).
10.11	Letter Agreement, by and among Commvault Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated April 30, 2018. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 30, 2018)
10.12*	Employment Agreement, dated January 8, 2019, between the Company and Sanjay Mirchandani. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 5, 2019)
10.13*	Agreement and General Release, dated February 1, 2019, between the Company and N. Robert Hammer. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 5, 2019)
10.14*	Executive Retention and Severance Agreement, dated March 5, 2019, between Commvault Systems, Inc. and Alan Bunte (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 1, 2019)

*	Management contract or compensatory plan or arrangement.

Exhibit No.	Description
10.15*	Executive Retention and Severance Agreement, dated April 1, 2019, between Commvault Systems, Inc. and Jay Whalen (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 31, 2019)
21.1	List of Subsidiaries of Commvault Systems, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10-K Summary
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 13, 2021.

COMMVAULT SYSTEMS, INC.

By:	/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani
Director, President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 13, 2021.

Signature	Title

/s/ SANJAY MIRCHANDANI	Director, President and Chief Executive Officer
Sanjay Mirchandani
/s/ BRIAN CAROLAN	Vice President, Chief Financial Officer
Brian Carolan
/s/ JAMES WHALEN	Vice President, Chief Accounting Officer
James Whalen
/s/ NICHOLAS ADAMO	Chairman of the Board
Nicholas Adamo
/s/ MARTHA H. BEJAR	Director
Martha H. Bejar
/s/ R. TODD BRADLEY	Director
R. Todd Bradley
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ VIVIE LEE	Director
Vivie Lee
/s/ CHARLES E. MORAN	Director
Charles E. Moran
/s/ ALLISON PICKENS	Director
Allison Pickens
/s/ ARLEN SHENKMAN	Director
Arlen Shenkman
/s/ GARY SMITH	Director
Gary Smith
/s/ DAVID F. WALKER	Director
David F. Walker