Form 10-Q
period 2021-06-30
COMMVAULT SYSTEMS INC
filed 2021-07-28
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2021, there were 45,870,960 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$359,149	$397,237
Trade accounts receivable, net	158,862	188,126
Other current assets	23,868	22,237
Total current assets	541,879	607,600
Property and equipment, net	111,778	112,779
Operating lease assets	19,666	20,778
Deferred commissions cost	40,352	38,444
Goodwill	112,435	112,435
Other assets	13,278	12,137
Total assets	$839,388	$904,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136	$374
Accrued liabilities	87,141	112,148
Current portion of operating lease liabilities	7,263	7,469
Deferred revenue	252,743	253,211
Total current liabilities	347,283	373,202
Deferred revenue, less current portion	120,915	119,231
Deferred tax liabilities, net	762	761
Long-term operating lease liabilities	14,351	15,419
Other liabilities	1,539	1,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 46,066 shares and 46,482 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	459	463
Additional paid-in capital	1,095,903	1,069,695
Accumulated deficit	(730,883)	(665,774)
Accumulated other comprehensive loss	(10,941)	(10,350)
Total stockholders’ equity	354,538	394,034
Total liabilities and stockholders’ equity	$839,388	$904,173
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues:
Software and products	$82,162	$76,554
Services	101,259	96,446
Total revenues	183,421	173,000
Cost of revenues:
Software and products	2,306	5,847
Services	22,969	18,704
Total cost of revenues	25,275	24,551
Gross margin	158,146	148,449
Operating expenses:
Sales and marketing	76,361	81,676
Research and development	36,135	31,142
General and administrative	26,429	21,559
Restructuring	1,446	2,324
Depreciation and amortization	2,281	5,065
Total operating expenses	142,652	141,766
Income from operations	15,494	6,683
Interest income	134	343
Income before income taxes	15,628	7,026
Income tax expense	1,731	4,743
Net income	$13,897	$2,283
Net income per common share:
Basic	$0.30	$0.05
Diluted	$0.29	$0.05
Weighted average common shares outstanding:
Basic	46,180	46,191
Diluted	48,167	46,503

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$13,897	$2,283
Other comprehensive income (loss):
Foreign currency translation adjustment	(591)	950
Comprehensive income	$13,306	$3,233

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2021	46,482	$463	$1,069,695	$(665,774)	$(10,350)	$394,034
Stock-based compensation			21,811			21,811
Share issuances related to stock-based compensation	833	8	15,427			15,435
Repurchase of common stock	(1,249)	(12)	(11,030)	(79,006)		(90,048)
Net income				13,897		13,897
Other comprehensive loss					(591)	(591)
Balance as of June 30, 2021	46,066	$459	$1,095,903	$(730,883)	$(10,941)	$354,538

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2020	46,011	$458	$978,659	$(553,790)	$(13,423)	$411,904
Stock-based compensation			18,951			18,951
Share issuances related to stock-based compensation	310	3	228			231
Cumulative effect change in accounting for ASU 2016-13				(84)		(84)
Net income				2,283		2,283
Other comprehensive income					950	950
Balance as of June 30, 2020	46,321	$461	$997,838	$(551,591)	$(12,473)	$434,235

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$13,897	$2,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,593	5,378
Noncash stock-based compensation	21,811	18,951
Amortization of deferred commissions cost	4,166	4,567
Impairment of operating lease assets	—	467
Changes in operating assets and liabilities:
Trade accounts receivable	34,054	(11,384)
Operating lease assets and liabilities, net	(153)	(520)
Other current assets and Other assets	(7,594)	7,289
Deferred commissions cost	(5,941)	(5,646)
Accounts payable	(241)	(159)
Accrued liabilities	(26,067)	(7,699)
Deferred revenue	669	(543)
Other liabilities	17	2,301
Net cash provided by operating activities	37,211	15,285
Cash flows from investing activities
Proceeds from maturity of short-term investments	—	32,800
Purchase of property and equipment	(1,442)	(1,643)
Net cash provided by (used in) investing activities	(1,442)	31,157
Cash flows from financing activities
Repurchase of common stock	(90,048)	—
Proceeds from stock-based compensation plans	15,435	231
Net cash provided by (used in) financing activities	(74,613)	231
Effects of exchange rate — changes in cash	756	2,677
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,088)	49,350
Cash, cash equivalents and restricted cash at beginning of period	397,237	296,082
Cash, cash equivalents and restricted cash at end of period	$359,149	$345,432

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

The consolidated financial statements of Commvault as of June 30, 2021 and for the three months ended June 30, 2021 and 2020 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2021. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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

2.    Summary of Significant Accounting Policies
Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2019-12 (Topic 740), Income Taxes	In December 2019, the Financial Accounting Standards Board ("FASB") issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	We adopted this standard as of April 1, 2021.	The standard did not have a significant impact on our financial statements.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have historically been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% of total revenues for both the three months ended June 30, 2021 and 2020. Arrow accounted for approximately 32% and 33% of total accounts receivable as of June 30, 2021 and March 31, 2021, respectively.

Deferred Commissions Cost
Sales commissions, bonuses, and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Our typical contracts include performance obligations related to software licenses, software updates, customer support and other services, including software-as-a-service offerings. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We do not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is typically recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software or appliance sold as part of the transaction.
Beginning in fiscal 2022, we modified the terms of our commission plans, and as a result, the commission paid on the renewal of a term-based, or subscription software license, was not commensurate with the commission paid on the initial purchase. As a result, the cost of commissions allocated to software updates and customer support on the initial transaction are now amortized over a period of approximately five years, consistent with the accounting for these costs associated with perpetual licenses. The costs of commissions allocated to software updates and support for the renewal of term-based software licenses, is limited to the contractual period of the arrangement as we intend to pay a commensurate renewal commission upon the next renewal of the subscription license and related updates and support. This change in commission plans also resulted in a change in the estimate of the amortization period of our existing Deferred commissions cost associated with term licenses. This change in amortization period resulted in an approximately $1,100 reduction in fiscal 2022 first quarter Sales and marketing expense (than if the change in estimate did not occur).
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
We also sell appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Revenue related to appliances is recognized when control of the appliances passes to the customer; typically upon delivery. In the second half of fiscal 2021 we began transitioning to a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, we expect the revenue and costs associated with hardware will decline from recent fiscal years.
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

Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software is typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis.

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

	Three Months Ended June 30, 2021
	Americas	EMEA	APJ	Total
Software and Products Revenue	$51,787	$21,341	$9,034	$82,162
Customer Support Revenue	51,874	26,774	10,321	88,969
Other Services Revenue	7,310	3,428	1,552	12,290
Total Revenue	$110,971	$51,543	$20,907	$183,421

	Three Months Ended June 30, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$50,645	$18,795	$7,114	$76,554
Customer Support Revenue	55,238	23,310	10,095	88,643
Other Services Revenue	4,113	2,555	1,135	7,803
Total Revenue	$109,996	$44,660	$18,344	$173,000

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2021	$168,985	$19,141	$7,463	$253,211	$119,231
Increase (decrease), net	(30,078)	814	(2,429)	(468)	1,684
Ending Balance as of June 30, 2021	$138,907	$19,955	$5,034	$252,743	$120,915

The decrease in Accounts receivable (inclusive of Unbilled receivables) is a result of a decrease in software and products revenue relative to the fourth quarter of the prior fiscal year. The increase in Deferred revenue is primarily the result of an increase in deferred revenue associated with Metallic contracts that are billed upfront and recognized ratably over the contract period partially offset by a decline in deferred revenue associated with customer support contracts.

The amount of revenue recognized in the period that was included in the March 31, 2021 balance of deferred revenue was $90,809 for the three months ended June 30, 2021. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three months ended June 30, 2021 related to performance obligations from prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of June 30, 2021, $37,615 of revenue may be recognized from remaining performance obligations, of which approximately $4,100 was related to software and products. We expect the majority of this software and products revenue to be recognized during fiscal 2022. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Net Income per Common Share

	Three Months Ended June 30,
	2021	2020
Net income	$13,897	$2,283
Basic net income per common share:
Basic weighted average shares outstanding	46,180	46,191
Basic net income per common share	$0.30	$0.05
Diluted net income per common share:
Basic weighted average shares outstanding	46,180	46,191
Dilutive effect of stock options and restricted stock units	1,987	312
Diluted weighted average shares outstanding	48,167	46,503
Diluted net income per common share	$0.29	$0.05

The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 616 and 3,166 for the three months ended June 30, 2021 and 2020, respectively, because the effect would have been anti-dilutive.

5.    Commitments and Contingencies
    From time to time, we are subject to claims in legal proceedings arising in the normal course of business. On February 9, 2021, Rubrik, Inc. filed a patent-infringement lawsuit against Commvault Systems, Inc. in the United States District Court for the Western District of Texas – Waco Division. Rubrik asserts U.S. Patents 11,016,761, 10,852,998, 10,133,495, and 9,075,773. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate timing or outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition, or cash flows. We believe that Rubrik’s claims are without merit, and we intend to vigorously contest them.
We do not believe that we are currently party to any other pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

6.    Capitalization
During the three months ended June 30, 2021, we repurchased $90,048 of common stock (1,249 shares). There were no repurchases of common stock during the first quarter of fiscal year 2021. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200,000 of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. From the period beginning February 1, 2021 through June 30, 2021 we have repurchased $152,175 of our common stock.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative expenses and Restructuring expenses for the three months ended June 30, 2021 and 2020. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended June 30,
	2021	2020
Cost of services revenue	$1,185	$666
Sales and marketing	7,308	7,204
Research and development	7,185	5,941
General and administrative	6,011	5,083
Restructuring	122	57
Stock-based compensation expense	$21,811	$18,951
As of June 30, 2021, there was $137,596 of unrecognized stock-based compensation expense related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.83 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock option activity for the three months ended June 30, 2021 is as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	1,357	$62.06
Options granted	—	—
Options exercised	(337)	45.87
Options forfeited	—	—
Options expired	(1)	81.21
Outstanding as of June 30, 2021	1,019	67.38	2.17	$14,645
Exercisable as of June 30, 2021	1,019	67.38	2.17	$14,645

The total intrinsic value of options exercised was $10,835 for the three months ended June 30, 2021 and $115 for the three months ended June 30, 2020.
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2021 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2021	3,451	$44.90
Awarded	585	73.66
Vested	(496)	43.86
Forfeited	(124)	47.77
Non-vested as of June 30, 2021	3,416	$49.87
The weighted-average fair value of restricted stock units awarded was $73.66 per unit during the three months ended June 30, 2021, $36.62 per unit during the three months ended June 30, 2020. The weighted-average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the three months ended June 30, 2021, we granted 117 performance restricted stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain revenue and non-GAAP performance goals (performance-based) in fiscal 2022 and ii) our customary service periods. The awards vest over three years. These awards generally have potential to vest at 200% based on actual fiscal 2022 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the three months ended June 30, 2021, we granted 105 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (210 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the three months ended June 30, 2021 was $87.74 per unit. The awards are included in the restricted stock unit table.

8.    Income Taxes
Income tax expense was $1,731 in the three months ended June 30, 2021 compared to expense of $4,743 in the three months ended June 30, 2020. Current quarter income tax expense relates primarily to current foreign taxes. In fiscal 2018, we determined that it was more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. Our position remains unchanged with respect to the realizability of our deferred tax assets as of June 30, 2021.

9.    Restructuring
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
For the three months ended June 30, 2021 and 2020, restructuring charges were comprised of the following:

	Three Months Ended June 30,
	2021	2020
Employee severance and related costs	$1,324	$1,800
Lease impairments and related costs (1)	—	467
Stock-based compensation	122	57
Total restructuring charges	$1,446	$2,324

(1) Lease impairment charges for the three months ended June 30, 2020 relate to two offices. There were no lease impairment charges for the three months ended June 30, 2021.

Restructuring accruals

The activity in our restructuring accruals for the three months ended June 30, 2021 is as follows:

Total
Balance as of March 31, 2021	$3,095
Employee severance and related costs	1,324
Payments	(2,602)
Balance as of June 30, 2021	$1,817

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 45% and 44% of our total revenues for the three months ended June 30, 2021 and 2020, respectively.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals. Larger deals (transactions greater than $0.1 million) represented 69% and 73% of our total software and products revenue in the three months ended June 30, 2021 and 2020, respectively.
Software and products revenue generated through indirect distribution channels accounted for approximately 90% of total software and products revenue in both the three months ended June 30, 2021 and 2020. Software and products revenue generated through direct distribution channels accounted for approximately 10% of total software and products revenue in both the three months ended June 30, 2021 and 2020. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We plan to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 37% of our total revenues through Arrow in both the three months ended June 30, 2021 and 2020. If Arrow were to discontinue or reduce the sales of our products, or if our agreement with

Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then such events would have a material adverse effect on our future business.
Our services revenue was 55% of our total revenues for the three months ended June 30, 2021 and 56% of our total revenues for the three months ended June 30, 2020. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our newly launched software-as-a-service solution, branded Metallic, is also included in services revenue. Revenue from Metallic is recognized ratably over the contract period.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 45% of our total revenue for the three months ended June 30, 2021 and 42% of our total revenue for the three months ended June 30, 2020. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2020, our software and products revenue would have been lower by $3.1 million, our services revenue would have been lower by $4.5 million, our cost of sales would have been lower by $0.9 million and our operating expenses would have been lower by $3.5 million from non-U.S. operations for the three months ended June 30, 2021.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of General and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition;
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the three months ended June 30, 2021 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Results of Operations
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Revenues (in millions)
–Total revenues increased $10.4 million, or 6%.
•Software and products revenue represented 45% of our total revenue in the three months ended June 30, 2021 and 44% of our total revenue in the three months ended June 30, 2020.
•Larger deal revenue (deals greater than $0.1 million) represented 69% of our software and products revenue in the three months ended June 30, 2021 and 73% of our software and products revenue in the three months ended June 30, 2020.
–Software and products revenue increased $5.6 million, or 7%, as a result of the following:
•An increase of $4.7 million, or 23%, in transactions less than $0.1 million.
•An increase of $0.9 million, or 2%, in larger deal revenue.
•An increase of 34% in the volume of larger deal revenue transactions to 185 deals for the three months ended June 30, 2021, up from 138 deals for the three months ended June 30, 2020.
•The average dollar amount of larger deal revenue transactions was approximately $305 thousand and $403 thousand for the three months ended June 30, 2021 and 2020, respectively, representing a 24% decrease. The prior year first quarter included a high seven figure transaction that significantly impacted the average dollar amount per transaction.
–Services revenue represented 55% of our total revenue in the three months ended June 30, 2021 and 56% of our total revenue in the three months ended June 30, 2020. Services revenue increased $4.8 million primarily due to the following:
•An increase of $4.5 million of other services revenue, driven primarily by the year over year increase in revenue from Metallic.
•An increase of $0.3 million in revenue from customer support agreements.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 63%, 26% and 11% of total software and products revenue, respectively, for the three months ended June 30, 2021. Software and products revenue increased year over year by 2% in the Americas, 14% in EMEA and 27% in APJ.
▪The increase in Americas software and products revenue was primarily the result of a 43% increase in transactions less than $0.1 million.
▪EMEA software and products revenue increased as a result of a 20% increase in revenue on deals under $0.1 million. Using exchange rates from the prior year, the increase in software and products revenue would have been 4%.
▪The increase in APJ was the result of larger deal transactions increasing more than two times over the prior year period, partially offset by a decrease in deals under $0.1 million. Using exchange rates from the prior year, the increase in software and products revenue would have been 16%.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues increased $0.7 million, and represented 14% of our total revenues for both the three months ended June 30, 2021 and 2020.
–Cost of software and products revenue decreased $3.5 million, and represented 3% of our total software and products revenue for the three months ended June 30, 2021 compared to 8% for the three months ended June 30, 2020. The decrease is the result of reduced sales of hardware associated with our appliance as well as reduced software royalties associated with sales of HyperScale appliances and software. Beginning with the launch of HyperScale X in the middle of fiscal 2021, we began transitioning to a software only model. HyperScale X also has reduced software royalties relative to prior versions of HyperScale.
–Cost of services revenue increased $4.2 million, representing 23% of our total services revenue for the three months ended June 30, 2021 compared to 19% for the three months ended June 30, 2020. The increase in cost of services revenue is primarily related to an increase in the cost of infrastructure related to Metallic, as well as an increase in employee compensation and related expenses compared to the prior year due to the temporary pay cuts enacted in the first quarter of 2021.

Operating Expenses ($ in millions)

– Sales and marketing expenses decreased $5.3 million, or 7%, primarily due to a decrease in employee compensation and related costs.
– Research and development expenses increased $5.0 million, or 16%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
~~•~~The increase in employee compensation included an increase in stock-based compensation of $1.2 million compared to prior year.
~~•~~Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses increased $4.9 million, or 23%, primarily due to the following:
•Increase in employee compensation and related expenses compared to the prior year due to the temporary pay cuts enacted in the first quarter of 2021.
•Increase in legal expenses of $2.4 million for legal costs related to intellectual property matters.
•Stock-based compensation increased $1.2 million compared to the prior year.

– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $1.4 million and $2.3 million in the three months ended June 30, 2021 and 2020, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $0.1 million in both the three months ended June 30, 2021 and 2020, respectively, of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense decreased $2.8 million, from $5.1 million in the three months ended June 30, 2020 to $2.3 million in the three months ended June 30, 2021, driven by the elimination of amortization of intangible assets related to Hedvig due to their impairment in the second quarter of fiscal 2021.

Income Tax Expense
Income tax expense was $1.7 million in the three months ended June 30, 2021 compared to expense of $4.7 million in the three months ended June 30, 2020. The income tax expense for the three months ended June 30, 2021 relates primarily to current foreign taxes.

Liquidity and Capital Resources
As of June 30, 2021, our cash balance was $359.1 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of June 30, 2021, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $186 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
During the three months ended June 30, 2021, we repurchased $90.0 million of our common stock (1.2 million shares) under our share repurchase program. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. Since February 1, 2021 through June 30, 2021 we have repurchased $152.2 million of common stock.
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$37,211	$15,285
Net cash provided by (used in) investing activities	(1,442)	31,157
Net cash provided by (used in) financing activities	(74,613)	231
Effects of exchange rate-changes in cash	756	2,677
Net increase (decrease) in cash, cash equivalents and restricted cash	$(38,088)	$49,350

– Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges, a decrease in accounts receivable, partially offset by a decease in accrued liabilities.
– Net cash used in investing activities was related to $1.4 million of capital expenditures.
– Net cash used in financing activities was the result of $90.0 million of repurchases of common shares partially offset by $15.4 million of proceeds from the exercise of stock options.
Working capital decreased $39.8 million from $234.4 million as of March 31, 2021 to $194.6 million as of June 30, 2021. The net decrease in working capital is primarily the result of cash used for share repurchases during the quarter.
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

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 45% of our sales were outside the United States for the three months ended June 30, 2021. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of less than $0.1 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively
Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. On February 9, 2021, Rubrik, Inc. filed a patent-infringement lawsuit against Commvault Systems, Inc. in the United States District Court for the Western District of Texas – Waco Division. Rubrik asserts U.S. Patents 11,016,761, 10,852,998, 10,133,495, and 9,075,773. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate timing or outcome of this matter. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations, financial condition, or cash flows. We believe that Rubrik’s claims are without merit, and we intend to vigorously contest them.
We do not believe that we are currently party to any other pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results. Please refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021 for additional information.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2021, we repurchased $90.0 million of common stock, or 1,249,200 shares, under our share repurchase program. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total dollar value of purchases	Approximate dollar value of shares that may yet be purchased under the program
April 2021	455,600	$68.30	$31,118,398	*
May 2021	428,200	$69.94	$29,949,069	*
June 2021	365,400	$79.31	$28,980,687	*
Three months ended June 30, 2021	1,249,200	$72.08	90,048,154

* Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. Since February 1, 2021 through June 30, 2021 we have repurchased $152.2 million of common stock.

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

Commvault Systems, Inc.

Dated:	July 28, 2021	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer

Dated:	July 28, 2021	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer