Form 10-Q
period 2021-09-30
COMMVAULT SYSTEMS INC
filed 2021-10-27
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2021, there were 45,508,675 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$295,807	$397,237
Trade accounts receivable, net	166,272	188,126
Other current assets	20,651	22,237
Total current assets	482,730	607,600
Property and equipment, net	109,557	112,779
Operating lease assets	17,925	20,778
Deferred commissions cost	42,351	38,444
Goodwill	112,435	112,435
Other assets	14,756	12,137
Total assets	$779,754	$904,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178	$374
Accrued liabilities	85,604	112,148
Current portion of operating lease liabilities	6,455	7,469
Deferred revenue	247,578	253,211
Total current liabilities	339,815	373,202
Deferred revenue, less current portion	124,833	119,231
Deferred tax liabilities, net	762	761
Long-term operating lease liabilities	13,009	15,419
Other liabilities	1,557	1,526
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 45,374 shares and 46,482 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	452	463
Additional paid-in capital	1,119,738	1,069,695
Accumulated deficit	(808,749)	(665,774)
Accumulated other comprehensive loss	(11,663)	(10,350)
Total stockholders’ equity	299,778	394,034
Total liabilities and stockholders’ equity	$779,754	$904,173
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Software and products	$75,261	$72,309	$157,423	$148,863
Services	102,579	98,830	203,838	195,276
Total revenues	177,840	171,139	361,261	344,139
Cost of revenues:
Software and products	2,894	7,903	5,200	13,750
Services	23,680	18,896	46,649	37,600
Total cost of revenues	26,574	26,799	51,849	51,350
Gross margin	151,266	144,340	309,412	292,789
Operating expenses:
Sales and marketing	82,928	79,069	159,289	160,745
Research and development	37,726	30,955	73,861	62,097
General and administrative	25,358	24,748	51,787	46,307
Restructuring	636	5,767	2,082	8,091
Impairment of intangible assets	—	40,700	—	40,700
Depreciation and amortization	2,352	5,053	4,633	10,118
Total operating expenses	149,000	186,292	291,652	328,058
Income (loss) from operations	2,266	(41,952)	17,760	(35,269)
Interest income	289	249	423	592
Income (loss) before income taxes	2,555	(41,703)	18,183	(34,677)
Income tax expense (benefit)	824	(532)	2,555	4,211
Net income (loss)	$1,731	$(41,171)	$15,628	$(38,888)
Net income (loss) per common share:
Basic	$0.04	$(0.89)	$0.34	$(0.84)
Diluted	$0.04	$(0.89)	$0.33	$(0.84)
Weighted average common shares outstanding:
Basic	45,743	46,516	45,960	46,354
Diluted	47,599	46,516	47,936	46,354

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,731	$(41,171)	$15,628	$(38,888)
Other comprehensive income (loss):
Foreign currency translation adjustment	(722)	788	(1,313)	1,738
Comprehensive income (loss)	$1,009	$(40,383)	$14,315	$(37,150)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2021	46,066	$459	$1,095,903	$(730,883)	$(10,941)	$354,538
Stock-based compensation			26,449			26,449
Share issuances related to stock-based compensation	467	5	7,821			7,826
Repurchase of common stock	(1,159)	(12)	(10,435)	(79,597)		(90,044)
Net income				1,731		1,731
Other comprehensive loss					(722)	(722)
Balance as of September 30, 2021	45,374	$452	$1,119,738	$(808,749)	$(11,663)	$299,778

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2021	46,482	$463	$1,069,695	$(665,774)	$(10,350)	$394,034
Stock-based compensation			48,260			48,260
Share issuances related to stock-based compensation	1,300	13	23,248			23,261
Repurchase of common stock	(2,408)	(24)	(21,465)	(158,603)		(180,092)
Net income				15,628		15,628
Other comprehensive loss					(1,313)	(1,313)
Balance as of September 30, 2021	45,374	$452	$1,119,738	$(808,749)	$(11,663)	$299,778

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$15,628	$(38,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,258	10,743
Noncash stock-based compensation	48,260	39,535
Amortization of deferred commissions cost	8,650	9,526
Impairment of operating lease assets	—	692
Impairment of intangible assets	—	40,700
Changes in operating assets and liabilities:
Trade accounts receivable	27,519	3,637
Operating lease assets and liabilities, net	(544)	(808)
Other current assets and Other assets	(4,346)	9,982
Deferred commissions cost	(12,897)	(9,965)
Accounts payable	(193)	(67)
Accrued liabilities	(25,952)	(17,151)
Deferred revenue	1,831	(10,222)
Other liabilities	56	4,528
Net cash provided by operating activities	63,270	42,242
Cash flows from investing activities
Proceeds from maturity of short-term investments	—	32,800
Purchases of investments	(2,706)	—
Purchase of property and equipment	(1,993)	(3,662)
Net cash (used in) provided by investing activities	(4,699)	29,138
Cash flows from financing activities
Repurchase of common stock	(180,092)	—
Proceeds from stock-based compensation plans	23,261	5,271
Net cash (used in) provided by financing activities	(156,831)	5,271
Effects of exchange rate — changes in cash	(3,170)	10,420
Net (decrease) increase in cash and cash equivalents	(101,430)	87,071
Cash and cash equivalents at beginning of period	397,237	296,082
Cash and cash equivalents at end of period	$295,807	$383,153

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

The consolidated financial statements of Commvault as of September 30, 2021 and for the three and six months ended September 30, 2021 and 2020 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2021. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amount of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves and goodwill. Actual results could differ from those estimates.

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
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 34% and 36% of total revenues for the three months ended September 30, 2021 and 2020, respectively. Sales with Arrow totaled 35% and 36% of total revenues for the six months ended September 30, 2021 and 2020, respectively. Arrow accounted for approximately 25% and 33% of total accounts receivable as of September 30, 2021 and March 31, 2021, respectively.
TD SYNNEX (formerly Tech Data Corporation) accounted for approximately 13% of total accounts receivable as of September 30, 2021.

Equity Securities Accounted for at Net Asset Value
We held an equity interest in a private equity fund of $2.6 million as of September 30, 2021, which is accounted for under the net asset value practical expedient as permitted under ASC 820 Fair Value Measurement. This investment is included in Other assets in the accompanying Consolidated Balance Sheets. The net asset value of this investment is determined using quarterly capital statements from the fund, which is based on our contributions to the fund, allocation of profit and loss and changes in fair value of the underlying fund investment. Changes in fair value as reported on the capital statements will be recorded through profit and loss as non-operating income. This private equity fund focuses on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We have total unfunded commitments in private equity funds of $8.2 million as of September 30, 2021.

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
Beginning in fiscal 2022, we modified the terms of our commission plans, and as a result, the commission paid on the renewal of a term-based, or subscription software license, was not commensurate with the commission paid on the initial purchase. As a result, the cost of commissions allocated to software updates and customer support on the initial transaction are now amortized over a period of approximately five years, consistent with the accounting for these costs associated with perpetual licenses. The costs of commissions allocated to software updates and support for the renewal of term-based software licenses, is limited to the contractual period of the arrangement as we intend to pay a commensurate renewal commission upon the next renewal of the subscription license and related updates and support. This change in commission plans also resulted in a change in the estimate of the amortization period of our existing Deferred commissions cost associated with term licenses. This change in amortization period resulted in an approximately $950 and $2,050 reduction in Sales and marketing expense, than if the change in estimate did not occur, for the three and six months ended September 30, 2021, respectively.
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

	Three Months Ended September 30, 2021
	Americas	EMEA	APJ	Total
Software and Products Revenue	$44,185	$22,280	$8,796	$75,261
Customer Support Revenue	51,207	26,288	9,958	87,453
Other Services Revenue	9,393	4,114	1,619	15,126
Total Revenue	$104,785	$52,682	$20,373	$177,840

	Three Months Ended September 30, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$39,241	$22,063	$11,005	$72,309
Customer Support Revenue	54,177	24,911	10,359	89,447
Other Services Revenue	4,794	3,084	1,505	9,383
Total Revenue	$98,212	$50,058	$22,869	$171,139

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Six Months Ended September 30, 2021
	Americas	EMEA	APJ	Total
Software and Products Revenue	$95,972	$43,621	$17,830	$157,423
Customer Support Revenue	103,081	53,062	20,279	176,422
Other Services Revenue	16,703	7,542	3,171	27,416
Total Revenue	$215,756	$104,225	$41,280	$361,261

	Six Months Ended September 30, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$89,886	$40,858	$18,119	$148,863
Customer Support Revenue	109,415	48,221	20,454	178,090
Other Services Revenue	8,907	5,639	2,640	17,186
Total Revenue	$208,208	$94,718	$41,213	$344,139

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2021	$168,985	$19,141	$7,463	$253,211	$119,231
Increase (decrease), net	(20,372)	(1,482)	(2,961)	(5,633)	5,602
Ending Balance as of September 30, 2021	$148,613	$17,659	$4,502	$247,578	$124,833

The decrease in Accounts receivable (inclusive of Unbilled receivables) is a result of a decrease in software and products revenue relative to the fourth quarter of the prior fiscal year. Deferred revenue remained relatively consistent primarily as the result of an increase in deferred revenue associated with Metallic contracts that are billed upfront and recognized ratably over the contract period partially offset by a seasonal decline in deferred revenue associated with customer support contracts as the renewal of our customer support contracts is concentrated in our fiscal third and fourth quarters.

The amount of revenue recognized in the period that was included in the March 31, 2021 balance of deferred revenue was $70,117 and $160,926 for the three and six months ended September 30, 2021. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three and six months ended September 30, 2021 related to performance obligations from prior periods was not significant.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of September 30, 2021, $37,760 of revenue may be recognized from remaining performance obligations, of which approximately $4,300 was related to software and products. We expect the majority of this software and products revenue to be recognized during fiscal 2022. Most of this software and products revenue is associated with renewals of term licenses which have not yet expired. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

4.    Net Income per Common Share

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,731	$(41,171)	$15,628	$(38,888)
Basic net income (loss) per common share:
Basic weighted average shares outstanding	45,743	46,516	45,960	46,354
Basic net income (loss) per common share	$0.04	$(0.89)	$0.34	$(0.84)
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	45,743	46,516	45,960	46,354
Dilutive effect of stock options and restricted stock units	1,856	—	1,976	—
Diluted weighted average shares outstanding	47,599	46,516	47,936	46,354
Diluted net income (loss) per common share	$0.04	$(0.89)	$0.33	$(0.84)

The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 472 and 5,040 for the three months ended September 30, 2021 and 2020, respectively, and 597 and 5,031 for the six months ended September 30, 2021 and 2020, because the effect would have been anti-dilutive.

5.    Commitments and Contingencies
During the second quarter of fiscal 2022, we entered into a settlement agreement resulting in a $2,500 gain which resolved certain legal matters. The settlement amount is recorded in General and administrative expenses net against related legal expenses.
We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

6.    Capitalization
Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200,000 of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. From the period beginning February 1, 2021 through September 30, 2021 we have repurchased $242,220 of our common stock.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative expenses and Restructuring expenses for the three and six months ended September 30, 2021 and 2020. Stock-based compensation is attributable to stock options, restricted stock units, performance based awards and the employee stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of services revenue	$1,042	$740	$2,227	$1,406
Sales and marketing	9,974	8,988	17,282	16,192
Research and development	8,410	5,578	15,595	11,519
General and administrative	6,773	4,631	12,784	9,714
Restructuring	250	647	372	704
Stock-based compensation expense	$26,449	$20,584	$48,260	$39,535
As of September 30, 2021, there was $121,951 of unrecognized stock-based compensation expense related to restricted stock unit awards that is expected to be recognized over a weighted-average period of 1.68 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock option activity for the six months ended September 30, 2021 is as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	1,357	$62.06
Options granted	—	—
Options exercised	(391)	46.31
Options forfeited	—	—
Options expired	(8)	84.65
Outstanding as of September 30, 2021	958	68.30	1.93	$11,613
Exercisable as of September 30, 2021	958	68.30	1.93	$11,613

The total intrinsic value of options exercised was $12,460 for the six months ended September 30, 2021 and $356 for the six months ended September 30, 2020.
Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2021 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2021	3,451	$44.90
Awarded	731	74.28
Vested	(824)	44.93
Forfeited	(179)	47.74
Non-vested as of September 30, 2021	3,179	$51.42
The weighted-average fair value of restricted stock units awarded was $76.79 and $74.28 per unit during the three and six months ended September 30, 2021, and $42.02 and $37.42 per unit during the three and six months ended September 30, 2020. The weighted-average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the six months ended September 30, 2021, we granted 117 performance restricted stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain revenue and non-GAAP performance goals (performance-based) in fiscal 2022 and ii) our customary service periods. The awards vest over three years. These awards generally have potential to vest at 200% based on actual fiscal 2022 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the six months ended September 30, 2021, we granted 105 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (210 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2021 was $87.74 per unit. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 85 shares in exchange for $5,160 of proceeds in the six months ended September 30, 2021 and 129 shares in exchange for $4,652 of proceeds in the six months ended September 30, 2020. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase.  The total expense associated with the Purchase Plan for six months ended September 30, 2021 and 2020 was $1,567 and $1,511, respectively. As of September 30, 2021, there was approximately $1,291 of unrecognized cost related to the current purchase period of our Purchase Plan.

8.    Income Taxes
Income tax expense was $2,555 in the six months ended September 30, 2021 compared to expense of $4,211 in the six months ended September 30, 2020. Current quarter income tax expense relates primarily to current foreign taxes. In fiscal 2018, we determined that it was more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero. Our position remains unchanged with respect to the realizability of our deferred tax assets as of September 30, 2021.

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
For the three and six months ended September 30, 2021 and 2020, restructuring charges were comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Employee severance and related costs	$386	$4,895	$1,710	$6,695
Lease impairments and related costs (1)	—	225	—	692
Stock-based compensation	250	647	372	704
Total restructuring charges	$636	$5,767	$2,082	$8,091

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

(1) Lease impairment charges for the three and six months ended September 30, 2020 relate to three and five offices, respectively. There were no lease impairment charges for the three and six months ended September 30, 2021.

Restructuring accruals

The activity in our restructuring accruals for the six months ended September 30, 2021 is as follows:

Total
Balance as of March 31, 2021	$3,095
Employee severance and related costs	1,710
Payments	(4,306)
Balance as of September 30, 2021	$499

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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 44% and 43% of our total revenues for the six months ended September 30, 2021 and 2020, respectively.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals. Larger deals (transactions greater than $0.1 million) represented 68% and 69% of our total software and products revenue in the six months ended September 30, 2021 and 2020, respectively.
Software and products revenue generated through indirect distribution channels accounted for approximately 90% of total software and products revenue in both the six months ended September 30, 2021 and 2020. Software and products revenue generated through direct distribution channels accounted for approximately 10% of total software and products revenue in both the six months ended September 30, 2021 and 2020. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We plan to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 35% and 36% of our total revenues through Arrow the six months ended September 30, 2021 and 2020, respectively. If Arrow were to discontinue or reduce the sales of our products, or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then such events would have a material adverse effect on our future business.
Our services revenue was 56% of our total revenues for the six months ended September 30, 2021 and 57% of our total revenues for the six months ended September 30, 2020. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our software-as-a-service solution, branded Metallic, is also included in services revenue. Revenue from Metallic is recognized ratably over the contract period.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenue for the six months ended September 30, 2021 and 45% of our total revenue for the six months ended September 30, 2020. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2020, our software and products revenue would have been lower by $0.8 million, our services revenue would have been lower by $1.2 million, our cost of sales would have been lower by $0.2 million and our operating expenses would have been lower by $1.2 million from non-U.S. operations for the three months ended September 30, 2021. Using the average foreign currency exchange rates from the six months ended September 30, 2020, our software and products revenue would have been lower by $3.9 million, our services revenue would have been lower by $5.7 million, our cost of sales would have been lower by $1.2 million and our operating expenses would have been lower by $4.7 million from non-U.S. operations for the six months ended September 30, 2021.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of General and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2021, respectively. We recognized net foreign currency transaction losses of approximately $1.2 million and $0.4 million for the three and six months ended September 30, 2020, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2021 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Results of Operations
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Revenues (in millions)
–Total revenues increased $6.7 million, or 4% as a result of the following:
•Software and products revenue represented 42% of our total revenue for both the three months ended September 30, 2021 and September 30, 2020.
•Larger deal revenue (deals greater than $0.1 million) represented 67% of our software and products revenue in the three months ended September 30, 2021 and 66% of our software and products revenue in the three months ended September 30, 2020.
–Software and products revenue increased $3.0 million, or 4%, as a result of the following:
•An increase of $2.9 million, or 6%, in larger deal revenue.
•An increase of $0.1 million in transactions less than $0.1 million.
•An increase of 9% in the volume of larger deal revenue transactions to 163 deals for the three months ended September 30, 2021, up from 150 deals for the three months ended September 30, 2020.
•The average dollar amount of larger deal revenue transactions was approximately $311 thousand and $319 thousand for the three months ended September 30, 2021 and 2020, respectively, representing a 3% decrease.
•On a year over year basis, pass through hardware sales decreased approximately $3.0 million. Software revenues, excluding hardware, were up 9% year over year.
–Services revenue represented 58% of our total revenue in both the three months ended September 30, 2021 and September 30, 2020. Services revenue increased $3.7 million primarily due to the following:
•An increase of $5.7 million of other services revenue, driven primarily by the year over year increase in revenue from Metallic.
•Partially offset by a decrease of $2.0 million in revenue from customer support agreements.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 59%, 30% and 11% of total software and products revenue, respectively, for the three months ended September 30, 2021. Software and products revenue increased year over year by 13% in the Americas and 1% in EMEA; whereas APJ declined 20%.
▪The increase in Americas software and products revenue was primarily the result of an 11% increase in larger deal transactions revenue driven by an increase in the volume of larger deal transactions.
▪EMEA software and products revenue increased as a result of an 18% increase in revenue on larger deal transactions partially offset by a decrease on deals under $0.1 million.
▪The decrease in APJ was the result of larger deal transactions decreasing versus the prior year period, partially offset by an increase in deals under $0.1 million.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues decreased $0.2 million, and represented 15% of our total revenues for the three months ended September 30, 2021 compared to 16% for the three months ended September 30, 2020.
–Cost of software and products revenue decreased $5.0 million, and represented 4% of our total software and products revenue for the three months ended September 30, 2021 compared to 11% for the three months ended September 30, 2020. The decrease is the result of reduced sales of hardware associated with our appliance as well as reduced software royalties associated with sales of HyperScale appliances and software. Beginning with the launch of HyperScale X in the mid fiscal 2021, we began transitioning to a software only model. HyperScale X has also reduced software royalties relative to prior versions of HyperScale.
–Cost of services revenue increased $4.8 million, representing 23% of our total services revenue for the three months ended September 30, 2021 compared to 19% for the three months ended September 30, 2020. The increase in cost of services revenue is primarily related to an increase in the cost of infrastructure related to Metallic.

Operating Expenses ($ in millions)

– Sales and marketing expenses increased $3.8 million, or 5%, primarily due to increases in employee compensation and related costs relative to the same time in the prior year due to temporary salary reductions and reduced travel.
– Research and development expenses increased $6.7 million, or 22%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
~~•~~The increase in employee compensation included an increase in stock-based compensation of $2.8 million compared to prior year.
~~•~~Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses increased $0.7 million, or 2%, primarily due to the following:
•Increase in employee compensation and related costs relative to the same time in the prior year due to temporary salary reductions.
•General and administrative expenses include a $2.5 million settlement gain net against related legal expenses.
–Depreciation and amortization expense decreased $2.7 million, from $5.1 million in the three months ended September 30, 2020 to $2.4 million in the three months ended September 30, 2021, driven by the elimination of amortization of intangible assets related to Hedvig due to their impairment in the second quarter of fiscal 2021.

Income Tax Expense
Income tax expense was $0.8 million in the three months ended September 30, 2021 compared to a benefit of $0.5 million in the three months ended September 30, 2020. The income tax expense for the three months ended September 30, 2021 relates primarily to current foreign taxes.

Six months ended September 30, 2021 compared to six months ended September 30, 2020

Revenues (in millions)
–Total revenues increased $17.2 million, or 5%.
•Software and products revenue represented 44% of our total revenue in the six months ended September 30, 2021 and 43% of our total revenue in the six months ended September 30, 2020.
•Larger deal revenue (deals greater than $0.1 million) represented 68% of our software and products revenue in the six months ended September 30, 2021 and 69% of our software and products revenue in the six months ended September 30, 2020.
–Software and products revenue increased $8.6 million, or 6%, as a result of the following:
•An increase of $4.8 million, or 11%, in transactions less than $0.1 million.
•An increase of $3.7 million, or 4%, in larger deal revenue. This increase was driven by an increase of 21% in the volume of larger deal revenue transactions which included 348 deals for the six months ended September 30, 2021, up from 288 deals for the six months ended September 30, 2020.
•The average dollar amount of larger deal revenue transactions was approximately $308 thousand and $359 thousand for the six months ended September 30, 2021 and 2020, respectively, representing a 14% decrease. The prior year first half included a high seven figure transaction that significantly impacted the average dollar amount per transaction.
–Services revenue represented 56% of our total revenue in the six months ended September 30, 2021 and 57% of our total revenue in the six months ended September 30, 2020. Services revenue increased $8.6 million primarily due to the following:
•An increase of $10.2 million of other services revenue, driven primarily by the year over year increase in revenue from Metallic.
•Partially offset by a decrease of $1.7 million in revenue from customer support agreements.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 61%, 28% and 11% of total software and products revenue, respectively, for the six months ended September 30, 2021. Software and products revenue increased year over year by 7% in both the Americas and EMEA and declined 2% in APJ.
▪The increase in Americas software and products revenue was primarily the result of a 29% increase in transactions less than $0.1 million.
▪EMEA software and products revenue increased as a result of a 14% increase in revenue on larger deal transactions.
▪The decrease in APJ was the result of a decrease in larger deal transactions.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues increased $0.4 million, and represented 14% of our total revenues for the six months ended September 30, 2021 and 15% for the six months ended September 30, 2020.
–Cost of software and products revenue decreased $8.6 million, and represented 3% of our total software and products revenue for the six months ended September 30, 2021 compared to 9% for the six months ended September 30, 2020. The decrease is the result of reduced sales of hardware associated with our appliance as well as reduced software royalties associated with sales of HyperScale appliances and software. Beginning with the launch of HyperScale X in mid fiscal 2021, we began transitioning to a software only model. HyperScale X also has reduced software royalties relative to prior versions of HyperScale.
–Cost of services revenue increased $9.0 million, representing 23% of our total services revenue for the six months ended September 30, 2021 compared to 19% for the six months ended September 30, 2020. The increase in cost of services revenue is related to an increase in the cost of infrastructure related to Metallic, as well as an increase in employee compensation and related expenses compared to the prior year due to the temporary pay cuts enacted in the first half of 2021.

Operating Expenses ($ in millions)

– Sales and marketing expenses decreased $1.5 million, or 1%, primarily due to a decrease in employee compensation and related costs.
– Research and development expenses increased $11.8 million, or 19%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
~~•~~Increase in employee compensation included an increase in stock-based compensation of $4.1 million compared to prior year.
~~•~~Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses increased $5.5 million, or 12%, primarily due to the following:
•Increase in employee compensation and related expenses compared to the prior year due to the temporary pay cuts enacted in the first half of 2021.
•General and administrative expenses include a $2.5 million settlement gain net against related legal expenses.
•Stock-based compensation increased $3.1 million compared to the prior year.
– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas.  Restructuring expenses were $2.1 million and $8.1 million in the six months ended September 30, 2021 and 2020, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $0.4 million and $0.7 million in the six months ended September 30, 2021 and 2020, respectively, of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

–Depreciation and amortization expense decreased $5.5 million, from $10.1 million in the six months ended September 30, 2020 to $4.6 million in the six months ended September 30, 2021, driven by the elimination of amortization of intangible assets related to Hedvig due to their impairment in the second quarter of fiscal 2021.

Income Tax Expense
Income tax expense was $2.6 million in the six months ended September 30, 2021 compared to expense of $4.2 million in the six months ended September 30, 2020. The income tax expense for the six months ended September 30, 2021 relates primarily to current foreign taxes.

Liquidity and Capital Resources
As of September 30, 2021, our cash balance was $295.8 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of September 30, 2021, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $172.7 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we needed to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
During the six months ended September 30, 2021, we repurchased $180.1 million of our common stock (2,408 shares) under our share repurchase program. Our stock repurchase program has been funded by our existing cash and cash equivalent balances as well as cash flows provided by our operations.
Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. Since February 1, 2021 through September 30, 2021 we have repurchased $242.2 million of common stock.
Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$63,270	$42,242
Net cash (used in) provided by investing activities	(4,699)	29,138
Net cash (used in) provided by financing activities	(156,831)	5,271
Effects of exchange rate-changes in cash	(3,170)	10,420
Net (decrease) increase in cash and cash equivalents	$(101,430)	$87,071

– Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges, a decrease in accounts receivable, partially offset by a decrease in accrued liabilities.
– Net cash used in investing activities was related to $2.7 million in the purchase of investments and $2.0 million of capital expenditures.
– Net cash used in financing activities was the result of $180.1 million of repurchases of common shares partially offset by $23.3 million of proceeds from the exercise of stock options.
Working capital decreased $91.5 million from $234.4 million as of March 31, 2021 to $142.9 million as of September 30, 2021. The net decrease in working capital is primarily the result of cash used for share repurchases during the quarter.
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

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our sales were outside the United States for the six months ended September 30, 2021. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of less than $0.1 million and $0.2 million for the three and six months ended September 30, 2021, respectively. We recognized net foreign currency transaction losses of approximately $1.2 million and $0.4 million for the three and six months ended September 30, 2020, respectively.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2021, we repurchased $90.0 million of common stock, or 1,158,900 shares, under our share repurchase program. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Total dollar value of purchases	Approximate dollar value of shares that may yet be purchased under the program
July 2021	398,600	$78.26	$31,194,940	*
August 2021	425,500	$76.76	$32,661,456	*
September 2021	334,800	$78.22	$26,187,390	*
Three months ended September 30, 2021	1,158,900	$77.70	90,043,786

* Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. Since February 1, 2021 through September 30, 2021 we have repurchased $242.2 million of common stock.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1	Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Fifth Amendment Thereof)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	October 27, 2021	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer

Dated:	October 27, 2021	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer