Form 10-Q
period 2021-12-31
COMMVAULT SYSTEMS INC
filed 2022-01-26
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, "accelerated filer", "smaller reporting company" and "emerging growth company" in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2022, there were 44,559,594 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$233,691	$397,237
Trade accounts receivable, net	213,040	188,126
Other current assets	20,310	22,237
Total current assets	467,041	607,600
Property and equipment, net	108,122	112,779
Operating lease assets	16,492	20,778
Deferred commissions cost	46,491	38,444
Goodwill	112,435	112,435
Other assets	17,978	12,137
Total assets	$768,559	$904,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248	$374
Accrued liabilities	106,384	112,148
Current portion of operating lease liabilities	5,615	7,469
Deferred revenue	253,527	253,211
Total current liabilities	365,774	373,202
Deferred revenue, less current portion	134,856	119,231
Deferred tax liabilities, net	754	761
Long-term operating lease liabilities	12,148	15,419
Other liabilities	1,567	1,526
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,682 shares and 46,482 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	445	463
Additional paid-in capital	1,136,899	1,069,695
Accumulated deficit	(872,257)	(665,774)
Accumulated other comprehensive loss	(11,627)	(10,350)
Total stockholders’ equity	253,460	394,034
Total liabilities and stockholders’ equity	$768,559	$904,173
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Software and products	$98,575	$88,625	$255,998	$237,488
Services	103,806	99,367	307,644	294,643
Total revenues	202,381	187,992	563,642	532,131
Cost of revenues:
Software and products	4,271	6,916	9,471	20,666
Services	25,692	21,496	72,341	59,096
Total cost of revenues	29,963	28,412	81,812	79,762
Gross margin	172,418	159,580	481,830	452,369
Operating expenses:
Sales and marketing	89,217	84,542	248,506	245,287
Research and development	39,257	35,727	113,118	97,824
General and administrative	29,132	22,702	80,919	69,009
Restructuring	—	11,618	2,082	19,709
Impairment of intangible assets	—	—	—	40,700
Depreciation and amortization	2,451	2,323	7,084	12,441
Total operating expenses	160,057	156,912	451,709	484,970
Income (loss) from operations	12,361	2,668	30,121	(32,601)
Interest income	120	167	543	759
Interest expense	(19)	—	(19)	—
Other income, net	564	—	564	—
Income (loss) before income taxes	13,026	2,835	31,209	(31,842)
Income tax expense	3,018	1,162	5,573	5,373
Net income (loss)	$10,008	$1,673	$25,636	$(37,215)
Net income (loss) per common share:
Basic	$0.22	$0.04	$0.56	$(0.80)
Diluted	$0.21	$0.03	$0.54	$(0.80)
Weighted average common shares outstanding:
Basic	45,242	47,013	45,720	46,575
Diluted	46,719	48,013	47,552	46,575

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$10,008	$1,673	$25,636	$(37,215)
Other comprehensive income (loss):
Foreign currency translation adjustment	36	2,285	(1,277)	4,023
Comprehensive income (loss)	$10,044	$3,958	$24,359	$(33,192)

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2021	45,374	$452	$1,119,738	$(808,749)	$(11,663)	$299,778
Stock-based compensation			28,533			28,533
Share issuances related to stock-based compensation	606	6	421			427
Repurchase of common stock	(1,298)	(13)	(11,793)	(73,516)		(85,322)
Net income				10,008		10,008
Other comprehensive income					36	36
Balance as of December 31, 2021	44,682	$445	$1,136,899	$(872,257)	$(11,627)	$253,460

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2021	46,482	$463	$1,069,695	$(665,774)	$(10,350)	$394,034
Stock-based compensation			76,793			76,793
Share issuances related to stock-based compensation	1,906	19	23,669			23,688
Repurchase of common stock	(3,706)	(37)	(33,258)	(232,119)		(265,414)
Net income				25,636		25,636
Other comprehensive loss					(1,277)	(1,277)
Balance as of December 31, 2021	44,682	$445	$1,136,899	$(872,257)	$(11,627)	$253,460

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2020	46,685	$464	$1,023,459	$(592,762)	$(11,685)	$419,476
Stock-based compensation			22,037			22,037
Share issuances related to stock-based compensation	851	9	1,723			1,732
Repurchase of common stock	(701)	(7)	(6,146)	(26,979)		(33,132)
Net income				1,673		1,673
Other comprehensive income					2,285	2,285
Balance as of December 31, 2020	46,835	$466	$1,041,073	$(618,068)	$(9,400)	$414,071

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2020	46,011	$458	$978,659	$(553,790)	$(13,423)	$411,904
Stock-based compensation			61,572			61,572
Share issuances related to stock-based compensation	1,525	15	6,988			7,003
Cumulative effect change in accounting for ASU 2016-13				(84)		(84)
Repurchase of common stock	(701)	(7)	(6,146)	(26,979)		(33,132)
Net loss				(37,215)		(37,215)
Other comprehensive income					4,023	4,023
Balance as of December 31, 2020	46,835	$466	$1,041,073	$(618,068)	$(9,400)	$414,071

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$25,636	$(37,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,027	13,379
Noncash stock-based compensation	76,793	61,572
Noncash change in fair value of equity securities	436	—
Amortization of deferred commissions cost	13,344	13,747
Impairment of operating lease assets	—	1,304
Impairment of intangible assets	—	40,700
Changes in operating assets and liabilities:
Trade accounts receivable	(25,546)	(38,970)
Operating lease assets and liabilities, net	(809)	(719)
Other current assets and Other assets	(2,172)	6,955
Deferred commissions cost	(21,852)	(15,946)
Accounts payable	(120)	273
Accrued liabilities	(3,293)	484
Deferred revenue	19,564	10,719
Other liabilities	56	2,964
Net cash provided by operating activities	90,064	59,247
Cash flows from investing activities
Proceeds from maturity of short-term investments	—	32,800
Purchase of property and equipment	(3,328)	(5,994)
Purchase of equity securities	(3,527)	—
Other	500	—
Net cash (used in) provided by investing activities	(6,355)	26,806
Cash flows from financing activities
Repurchase of common stock	(265,414)	(33,132)
Proceeds from stock-based compensation plans	23,688	7,003
Payment of debt issuance costs	(609)	—
Net cash used in financing activities	(242,335)	(26,129)
Effects of exchange rate — changes in cash	(4,920)	21,563
Net (decrease) increase in cash and cash equivalents	(163,546)	81,487
Cash and cash equivalents at beginning of period	397,237	296,082
Cash and cash equivalents at end of period	$233,691	$377,569

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

The consolidated financial statements of Commvault as of December 31, 2021 and for the three and nine months ended December 31, 2021 and 2020 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2021. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 38% and 35% of total revenues for the three months ended December 31, 2021 and 2020, respectively. Sales with Arrow totaled 36% of total revenues for both the nine months ended December 31, 2021 and 2020. Arrow accounted for approximately 34% and 33% of total accounts receivable as of December 31, 2021 and March 31, 2021, respectively.

Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $2,900 as of December 31, 2021, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in Other assets in the accompanying Consolidated Balance Sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through profit and loss as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We have total unfunded commitments in private equity funds of $7,600 as of December 31, 2021.

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
Beginning in fiscal 2022, we modified the terms of our commission plans, and as a result, the commission paid on the renewal of a term-based, or subscription software license, was not commensurate with the commission paid on the initial purchase. As a result, the cost of commissions allocated to software updates and customer support on the initial transaction are now amortized over a period of approximately five years, consistent with the accounting for these costs associated with perpetual licenses. The costs of commissions allocated to software updates and support for the renewal of term-based software licenses is limited to the contractual period of the arrangement, as we intend to pay a commensurate renewal commission upon the next renewal of the subscription license and related updates and support. This change in commission plans also resulted in a change in the estimate of the amortization period of our existing Deferred commissions cost associated with term licenses. This change in amortization period resulted in an approximately $825 and $2,875 reduction in Sales and marketing expense, than if the change in estimate did not occur, for the three and nine months ended December 31, 2021, respectively.
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
We sell both perpetual and term-based licenses of our software. We refer to our term-based software licenses as subscription arrangements. We do not customize our software, and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software licenses (both perpetual and subscription) are functional intellectual property that is distinct as the user can benefit from the software on its own. Software revenue for both perpetual and subscription licenses is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the new subscription period.
We also sell appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Revenue related to appliances is recognized when control of the appliances passes to the customer; typically upon delivery. In the second half of fiscal 2021 we began transitioning to a software only model in which we primarily sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenue and costs associated with hardware have declined from recent fiscal years.
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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into the nature of the products and services and geographical regions. The geographic regions that we track are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China). We operate in one segment.

	Three Months Ended December 31, 2021
	Americas	EMEA	APJ	Total
Software and Products Revenue	$57,538	$32,949	$8,088	$98,575
Customer Support Revenue	50,163	26,018	9,826	86,007
Other Services Revenue	10,620	5,234	1,945	17,799
Total Revenue	$118,321	$64,201	$19,859	$202,381

	Three Months Ended December 31, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$43,636	$33,374	$11,615	$88,625
Customer Support Revenue	53,488	25,808	10,386	89,682
Other Services Revenue	5,031	3,332	1,322	9,685
Total Revenue	$102,155	$62,514	$23,323	$187,992

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Nine Months Ended December 31, 2021
	Americas	EMEA	APJ	Total
Software and Products Revenue	$153,510	$76,570	$25,918	$255,998
Customer Support Revenue	153,244	79,080	30,105	262,429
Other Services Revenue	27,323	12,776	5,116	45,215
Total Revenue	$334,077	$168,426	$61,139	$563,642

	Nine Months Ended December 31, 2020
	Americas	EMEA	APJ	Total
Software and Products Revenue	$133,522	$74,232	$29,734	$237,488
Customer Support Revenue	162,903	74,029	30,840	267,772
Other Services Revenue	13,938	8,971	3,962	26,871
Total Revenue	$310,363	$157,232	$64,536	$532,131

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as Deferred revenue. Nearly all of our Deferred revenue balance is related to services revenue, primarily customer support and Metallic contracts.

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2021	$168,985	$19,141	$7,463	$253,211	$119,231
Increase (decrease), net	27,420	(2,506)	(636)	316	15,625
Ending Balance as of December 31, 2021	$196,405	$16,635	$6,827	$253,527	$134,856

The net increase in Accounts receivable (inclusive of Unbilled receivables) is a result of an increase in software and products revenue relative to the fourth quarter of the prior fiscal year. The increase in Deferred revenue is primarily the result of an increase in deferred revenue associated with Metallic contracts that are billed upfront and recognized ratably over the contract period.

The amount of revenue recognized in the period that was included in the March 31, 2021 balance of deferred revenue was $56,383 and $217,309 for the three and nine months ended December 31, 2021. The vast majority of this revenue consists of customer support arrangements. The amount of software and products revenue recognized in the three and nine months ended December 31, 2021 related to performance obligations from prior periods was not significant.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of December 31, 2021, $57,953 of revenue may be recognized from remaining performance obligations, of which approximately $10,000 was related to software and products. This amount includes renewals of term licenses received prior to the expiration of the existing license period. We expect the majority of this software and products revenue to be recognized during fiscal 2022. Most of this software and products revenue is associated with renewals of term licenses which have not yet expired. The vast majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and schedules.

4.    Net Income (Loss) per Common Share

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$10,008	$1,673	$25,636	$(37,215)
Basic net income (loss) per common share:
Basic weighted average shares outstanding	45,242	47,013	45,720	46,575
Basic net income (loss) per common share	$0.22	$0.04	$0.56	$(0.80)
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	45,242	47,013	45,720	46,575
Dilutive effect of stock options and restricted stock units	1,477	1,000	1,832	—
Diluted weighted average shares outstanding	46,719	48,013	47,552	46,575
Diluted net income (loss) per common share	$0.21	$0.03	$0.54	$(0.80)

The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the employee stock purchase plan totaling 624 and 1,049 for the three months ended December 31, 2021 and 2020, respectively, and 566 and 5,160 for the nine months ended December 31, 2021 and 2020, because the effect would have been anti-dilutive.

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

6.    Capitalization
Our stock repurchase program has been funded by our existing cash and cash equivalent balances, as well as cash flows provided by our operations.
Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200,000 of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. From the period beginning February 1, 2021 through December 31, 2021 we have repurchased $327,542 of our common stock.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Stock Plans
The following table presents the stock-based compensation expense included in Cost of services revenue, Sales and marketing, Research and development, General and administrative expenses and Restructuring expenses for the three and nine months ended December 31, 2021 and 2020. Stock-based compensation is attributable to stock options, restricted stock units, performance-based awards and the employee stock purchase plan.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of services revenue	$1,140	$945	$3,367	$2,351
Sales and marketing	10,073	9,714	27,355	25,906
Research and development	9,127	6,203	24,722	17,722
General and administrative	8,193	4,021	20,977	13,735
Restructuring	—	1,154	372	1,858
Stock-based compensation expense	$28,533	$22,037	$76,793	$61,572
As of December 31, 2021, there was $167,282 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.87 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock Options
Stock option activity for the nine months ended December 31, 2021 is as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	1,357	$62.06
Options granted	—	—
Options exercised	(398)	46.41
Options forfeited	—	—
Options expired	(33)	86.55
Outstanding as of December 31, 2021	926	67.93	1.70	$8,367
Exercisable as of December 31, 2021	926	67.93	1.70	$8,367

The total intrinsic value of options exercised was $12,631 for the nine months ended December 31, 2021 and $1,287 for the nine months ended December 31, 2020.
Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2021 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2021	3,451	$44.90
Awarded	1,806	70.14
Vested	(1,422)	45.05
Forfeited	(262)	49.41
Non-vested as of December 31, 2021	3,573	$57.21
The weighted-average fair value of restricted stock units awarded was $67.34 and $70.14 per unit during the three and nine months ended December 31, 2021, and $43.70 and $41.01 per unit during the three and nine months ended December 31, 2020. The weighted-average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the nine months ended December 31, 2021, we granted 119 performance restricted stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain revenue and non-GAAP performance goals (performance-based) in fiscal 2022 and ii) our customary service periods. The awards vest over three years. These awards generally have potential to vest at 200% based on actual fiscal 2022 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the nine months ended December 31, 2021, we granted 105 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (210 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2021 was $87.74 per unit. The awards are included in the restricted stock unit table.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 85 shares in exchange for $5,160 of proceeds in the nine months ended December 31, 2021 and 129 shares in exchange for $4,652 of proceeds in the nine months ended December 31, 2020. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase.  The total expense associated with the Purchase Plan for the nine months ended December 31, 2021 and 2020 was $2,428 and $2,528, respectively. As of December 31, 2021, there was approximately $430 of unrecognized cost related to the current purchase period of our Purchase Plan.

8.    Income Taxes
Income tax expense was $3,018 and $5,573 in the three and nine months ended December 31, 2021 compared to expense of $1,162 and $5,373 in the three and nine months ended December 31, 2020. Current income tax expense relates primarily to current foreign taxes. We believe that it is more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore continue to record a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero as of December 31, 2021.

9.    Restructuring
Our restructuring plan, initiated in the first quarter of fiscal 2019, is aimed to increase efficiency in our sales, marketing and distribution functions, as well as reduce costs across all functional areas. These restructuring charges relate primarily to severance and related costs associated with headcount reductions, stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan and lease abandonment charges.
Restructuring charges were comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Employee severance and related costs	$—	$9,852	$1,710	$16,547
Lease impairments and related costs (1)	—	612	—	1,304
Stock-based compensation	—	1,154	372	1,858
Total restructuring charges	$—	$11,618	$2,082	$19,709

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

(1) Lease impairment charges for the three and nine months ended December 31, 2020 relate to one and six offices, respectively. There were no lease impairment charges for the three and nine months ended December 31, 2021.

Restructuring accruals

The activity in our restructuring accruals for the nine months ended December 31, 2021 is as follows:

Total
Balance as of March 31, 2021	$3,095
Employee severance and related costs	1,710
Payments	(4,551)
Balance as of December 31, 2021	$254

10.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with J.P. Morgan. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2021, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as Other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at December 31, 2021 were $572. The amortization of debt issuance costs and interest expense incurred for the three months ended December 31, 2021 was $19.

11.    Subsequent Event
In January of 2022, we signed an agreement to acquire an overseas firm to enhance our ransomware protection capabilities. The purchase price is approximately $17,000 and will be funded from our foreign cash balance. We expect the deal to close in the fourth quarter of fiscal 2022.

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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 45% of our total revenues for both the nine months ended December 31, 2021 and 2020, respectively.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals. Larger deals (transactions greater than $0.1 million) represented 71% and 69% of our total software and products revenue in the nine months ended December 31, 2021 and 2020, respectively.
Software and products revenue generated through indirect distribution channels accounted for approximately 90% of total software and products revenue in both the nine months ended December 31, 2021 and 2020. Software and products revenue generated through direct distribution channels accounted for approximately 10% of total software and products revenue in both the nine months ended December 31, 2021 and 2020. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term strategy. We plan to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 36% of our total revenues through Arrow for both the nine months ended December 31, 2021 and 2020. If Arrow were to discontinue or reduce the sales of our products, or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, then such events would have a material adverse effect on our future business.
Our services revenue was 55% of our total revenues for both the nine months ended December 31, 2021 and 2020, respectively. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications. Our software-as-a-service solution, branded Metallic, is also included in services revenue. Revenue from Metallic is recognized ratably over the contract period.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 49% of our total revenue for the nine months ended December 31, 2021 and 48% of our total revenue for the nine months ended December 31, 2020. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2020, our software and products revenue would have been higher by $1.5 million, our services revenue would have been higher by $0.8 million, our cost of sales would have been higher by $0.2 million and our operating expenses would have been higher by $0.7 million from non-U.S. operations for the three months ended December 31, 2021. Using the average foreign currency exchange rates from the nine months ended December 31, 2020, our software and products revenue would have been lower by $2.4 million, our services revenue would have been lower by $4.8 million, our cost of sales would have been lower by $0.9 million and our operating expenses would have been lower by $4.0 million from non-U.S. operations for the nine months ended December 31, 2021.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of General and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.3 million and $0.5 million for the three and nine months ended December 31, 2021, respectively. We recognized net foreign currency transaction losses of approximately $0.5 million and $1.7 million for the three and nine months ended December 31, 2020, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the nine months ended December 31, 2021 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Results of Operations
Three months ended December 31, 2021 compared to three months ended December 31, 2020
Revenues (in millions)
–Total revenues increased $14.4 million, or 8% as a result of the following:
•Driven by an increase in software and products revenue
•Software and products revenue represented 49% of our total revenue in the three months ended December 31, 2021 and 47% of our total revenue in the three months ended December 31, 2020.
•Larger deal revenue (deals greater than $0.1 million) represented 76% of our software and products revenue in the three months ended December 31, 2021 and 68% of our software and products revenue in the three months ended December 31, 2020.
–Software and products revenue increased $10.0 million, or 11%, as a result of the following:
•An increase of $14.4 million, or 24%, in larger deal revenue.
•The increase in larger deal revenue was due to a 20% increase in the volume of larger deal revenue transactions. There were 225 larger deal revenue transactions for the three months ended December 31, 2021, up from 187 deals for the three months ended December 31, 2020.
•The average dollar amount of larger deal revenue transactions was approximately $332 thousand and $322 thousand for the three months ended December 31, 2021 and 2020, respectively, representing a 3% increase.
•This increase was partially offset by a decrease of $4.4 million in transactions less than $0.1 million.
–Services revenue represented 51% of our total revenue in the three months ended December 31, 2021 and 53% of our total revenue in the three months ended December 31, 2020. Services revenue increased $4.4 million primarily due to the following:
•An increase of $8.1 million in other services revenue, driven primarily by the year over year increase in revenue from Metallic.
•This increase is partially offset by a decrease of $3.7 million in revenue from customer support agreements.
We track software and products revenue on a geographic basis. The geographic regions that we track are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 58%, 34% and 8% of total software and products revenue, respectively, for the three months ended December 31, 2021. Software and products revenue increased year over year by 32% in the Americas and declined by 1% in EMEA and 30% in APJ.
▪The increase in Americas software and products revenue was primarily the result of a 45% increase in larger deal transactions revenue driven by an increase in the volume of larger deal transactions.
▪EMEA software and products revenue decreased as a result of an 18% decrease in revenue on deals under $0.1 million partially offset by an increase in larger deal transactions.
▪The decrease in APJ was the result of larger deal transactions decreasing versus the prior year period. The prior year period included several relatively large transactions.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues increased $1.6 million, and represented 15% of our total revenues for both the three months ended December 31, 2021 and December 31, 2020.
–Cost of software and products revenue decreased $2.6 million and represented 4% of our total software and products revenue for the three months ended December 31, 2021 compared to 8% for the three months ended December 31, 2020. The decrease was the result of reduced sales of hardware associated with our appliances, as well as reduced software royalties associated with sales of HyperScale appliances and software. Beginning with the launch of HyperScale X in mid fiscal 2021, we began transitioning to a software only model. HyperScale X has also reduced software royalties relative to prior versions of HyperScale.
–Cost of services revenue increased $4.2 million, representing 25% of our total services revenue for the three months ended December 31, 2021 compared to 22% for the three months ended December 31, 2020. The increase in cost of services revenue primarily related to an increase in the cost of infrastructure related to Metallic.

Operating Expenses ($ in millions)

– Sales and marketing expenses increased $4.7 million, or 6%, primarily due to increases in employee compensation and sales commissions associated with increased revenue relative to the same period in the prior year.
– Research and development expenses increased $3.6 million, or 10%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
~~•~~The increase in employee compensation included an increase in stock-based compensation of $2.9 million compared to prior year.
~~•~~Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses increased $6.4 million, or 28%, primarily due to the following:
•Increase in employee compensation and related costs relative to the same time in the prior year.
•Stock-based compensation increased $4.1 million compared to the prior year.
•Increase in legal expenses for legal costs related to intellectual property matters.
–Depreciation and amortization expense increased $0.1 million, from $2.3 million in the three months ended December 31, 2020 to $2.5 million in the three months ended December 31, 2021.

Income Tax Expense
Income tax expense was $3.0 million in the three months ended December 31, 2021 compared to expense of $1.2 million in the three months ended December 31, 2020. The income tax expense for the three months ended December 31, 2021 and 2020 related primarily to current foreign taxes.

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020
Revenues (in millions)
–Total revenues increased $31.5 million, or 6%.
•Driven by an increase in software and products revenue.
•Software and products revenue represented 45% of our total revenue in both the nine months ended December 31, 2021 and December 31, 2020.
•Larger deal revenue (deals greater than $0.1 million) represented 71% of our software and products revenue in the nine months ended December 31, 2021 and 69% of our software and products revenue in the nine months ended December 31, 2020.
–Software and products revenue increased $18.5 million, or 8%, as a result of the following:
•An increase of $18.2 million, or 11%, in larger deal revenue. This was driven by an increase of 21% in the volume of larger deal revenue transactions, which included 573 deals for the nine months ended December 31, 2021, up from 475 deals for the nine months ended December 31, 2020.
•The average dollar amount of larger deal revenue transactions was approximately $317 thousand and $344 thousand for the nine months ended December 31, 2021 and 2020, respectively, an 8% decrease. The prior year included a high seven-figure transaction that significantly impacted the average dollar amount per transaction.
•An increase of $0.3 million in transactions less than $0.1 million.
–Services revenue represented 55% of our total revenue in both the nine months ended December 31, 2021 and December 31, 2020. Services revenue increased $13.0 million primarily due to the following:
•An increase of $18.3 million in other services revenue, driven primarily by the year over year increase in revenue from Metallic.
•This increase was partially offset by a decrease of $5.3 million in revenue from customer support agreements.
We track software and products revenue on a geographic basis. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APJ (Australia, New Zealand, Southeast Asia, China, Japan). Americas, EMEA and APJ represented 60%, 30% and 10% of total software and products revenue, respectively, for the nine months ended December 31, 2021. Software and products revenue increased year over year by 15% in the Americas and 3% in EMEA and declined 13% in APJ.
▪The increase in Americas software and products revenue was primarily the result of a 15% increase in larger deal transactions revenue driven by an increase in the volume of larger deal transactions.
▪EMEA software and products revenue increased as a result of a 12% increase in revenue on larger deal transactions, partially offset by a decrease in transactions less than $0.1 million.
▪The decrease in APJ was the result of a decrease in larger deal transactions compared to the same period in the prior year.

Our software and products revenue in EMEA and APJ is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues increased $2.0 million and represented 15% of our total revenues for both the nine months ended December 31, 2021 and December 31, 2020.
–Cost of software and products revenue decreased $11.2 million and represented 4% of our total software and products revenue for the nine months ended December 31, 2021 compared to 9% for the nine months ended December 31, 2020. The decrease was the result of reduced sales of hardware associated with our appliances as well as reduced software royalties associated with sales of HyperScale appliances and software. Beginning with the launch of HyperScale X in mid fiscal 2021, we began transitioning to a software only model. HyperScale X also has reduced software royalties relative to prior versions of HyperScale.
–Cost of services revenue increased $13.2 million, representing 24% of our total services revenue for the nine months ended December 31, 2021 compared to 20% for the nine months ended December 31, 2020. The increase in cost of services revenue related to an increase in the cost of infrastructure related to Metallic, as well as an increase in employee compensation and related expenses compared to the prior year due to temporary pay cuts enacted in 2021.

Operating Expenses ($ in millions)

– Sales and marketing expenses increased $3.2 million, or 1%, primarily due to an increase in employee compensation and sales commissions associated with increased revenue.
– Research and development expenses increased $15.3 million, or 16%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
~~•~~Increase in employee compensation including an increase in stock-based compensation of $7.0 million compared to prior year.
~~•~~Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses increased $11.9 million, or 17%, primarily due to the following:
•Increase in employee compensation and related expenses compared to the prior year. Stock-based compensation increased $7.2 million compared to the prior year.
•Increase in legal expenses for legal costs related to intellectual property matters partially offset by a $2.5 million settlement gain net against related legal expenses that was recorded in General and administrative expense.
– Restructuring: Our restructuring plan is intended to increase efficiency in our sales, marketing and distribution functions, as well as reduce costs across all functional areas.  Restructuring expenses were $2.1 million and $19.7 million in the nine months ended December 31, 2021 and 2020, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $0.4 million and $1.9 million in the nine months ended December 31, 2021 and 2020, respectively, of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

–Depreciation and amortization expense decreased $5.4 million, from $12.4 million in the nine months ended December 31, 2020 to $7.1 million in the nine months ended December 31, 2021, driven by the elimination of amortization of intangible assets related to Hedvig due to their impairment in the second quarter of fiscal 2021.

Income Tax Expense
Income tax expense was $5.6 million in the nine months ended December 31, 2021 compared to expense of $5.4 million in the nine months ended December 31, 2020. The income tax expense for the nine months ended December 31, 2021 and 2020 relates primarily to current foreign taxes.

Liquidity and Capital Resources
As of December 31, 2021, our cash balance was $233.7 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations.
As of December 31, 2021, the amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $171.6 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
We have a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with J.P. Morgan. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2021, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
During the nine months ended December 31, 2021, we repurchased $265.4 million of our common stock under our share repurchase program. Our stock repurchase program has been funded by our existing cash and cash equivalent balances, as well as cash flows provided by our operations.
Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. Since February 1, 2021 through December 31, 2021 we have repurchased $327.5 million of common stock.
Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$90,064	$59,247
Net cash (used in) provided by investing activities	(6,355)	26,806
Net cash used in financing activities	(242,335)	(26,129)
Effects of exchange rate-changes in cash	(4,920)	21,563
Net (decrease) increase in cash and cash equivalents	$(163,546)	$81,487

– Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges, an increase in accounts receivable and deferred commissions and a decrease in accrued liabilities.
– Net cash used in investing activities was related to $3.6 million in the purchase of equity securities and $3.3 million of capital expenditures, partially offset by proceeds of $0.5 million related to the sale of an equity investment.
– Net cash used in financing activities was the result of $265.4 million of repurchases of common shares partially offset by $23.7 million of proceeds from the exercise of stock options.
Working capital decreased $133.1 million from $234.4 million as of March 31, 2021 to $101.3 million as of December 31, 2021. The net decrease in working capital was primarily the result of cash used for share repurchases during the quarter.
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

Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 49% of our sales were outside the United States for the nine months ended December 31, 2021. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in General and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of $0.3 million and $0.5 million for the three and nine months ended December 31, 2021, respectively. We recognized net foreign currency transaction losses of approximately $0.5 million and $1.7 million for the three and nine months ended December 31, 2020, respectively.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2021, we repurchased $85.3 million of common stock, or approximately 1.3 million shares, under our share repurchase program. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
October 1 - 31, 2021	30,000	$61.63	30,000	*
November 1 - 30, 2021	694,500	$65.35	694,500	*
December 1 - 31, 2021	573,700	$66.39	573,700	*
Three months ended December 31, 2021	1,298,200	$65.72	1,298,200

* Our Board has approved, and we intend to execute, a capital allocation policy that provides for the repurchase of $200 million of our common stock for the period from February 1, 2021 through the end of our 2022 fiscal year, plus the use of approximately 75% of our fiscal 2022 free cash flow for additional repurchases during fiscal year 2022. Since February 1, 2021 through December 31, 2021 we have repurchased $327.5 million of common stock.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated December 13, 2021, by and among Commvault Systems, Inc., the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	January 26, 2022	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer

Dated:	January 26, 2022	By:	/s/ Brian Carolan
Brian Carolan
Vice President and Chief Financial Officer