Form 10-Q
period 2022-06-30
COMMVAULT SYSTEMS INC
filed 2022-07-27
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2022, there were 44,806,580 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$258,713	$267,507
Trade accounts receivable, net	181,535	194,238
Other current assets	24,785	22,336
Total current assets	465,033	484,081
Property and equipment, net	104,599	106,513
Operating lease assets	13,136	14,921
Deferred commissions cost	52,767	52,974
Intangible asset, net	3,229	3,542
Goodwill	127,780	127,780
Other assets	26,179	26,269
Total assets	$792,723	$816,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$884	$432
Accrued liabilities	86,397	121,837
Current portion of operating lease liabilities	4,113	4,778
Deferred revenue	264,527	267,017
Total current liabilities	355,921	394,064
Deferred revenue, less current portion	151,950	150,180
Deferred tax liabilities, net	799	808
Long-term operating lease liabilities	9,801	11,270
Other liabilities	3,768	3,929
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,835 shares and 44,511 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	446	443
Additional paid-in capital	1,194,931	1,165,948
Accumulated deficit	(911,315)	(898,699)
Accumulated other comprehensive loss	(13,578)	(11,863)
Total stockholders’ equity	270,484	255,829
Total liabilities and stockholders’ equity	$792,723	$816,080
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues:
Software and products	$92,436	$82,162
Services	105,545	101,259
Total revenues	197,981	183,421
Cost of revenues:
Software and products	4,900	2,306
Services	28,857	22,969
Total cost of revenues	33,757	25,275
Gross margin	164,224	158,146
Operating expenses:
Sales and marketing	84,919	76,361
Research and development	40,113	36,135
General and administrative	26,976	26,429
Restructuring	2,132	1,446
Depreciation and amortization	2,635	2,281
Total operating expenses	156,775	142,652
Income from operations	7,449	15,494
Interest income	261	134
Interest expense	(105)	—
Other expense, net	(389)	—
Income before income taxes	7,216	15,628
Income tax expense	3,705	1,731
Net income	$3,511	$13,897
Net income per common share:
Basic	$0.08	$0.30
Diluted	$0.08	$0.29
Weighted average common shares outstanding:
Basic	44,743	46,180
Diluted	45,865	48,167

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net income	$3,511	$13,897
Other comprehensive loss:
Foreign currency translation adjustment	(1,715)	(591)
Comprehensive income	$1,796	$13,306

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2022	44,511	$443	$1,165,948	$(898,699)	$(11,863)	$255,829
Stock-based compensation			31,095			31,095
Share issuances related to stock-based compensation	634	6	681			687
Repurchase of common stock	(310)	(3)	(2,793)	(16,127)		(18,923)
Net income				3,511		3,511
Other comprehensive loss					(1,715)	(1,715)
Balance as of June 30, 2022	44,835	$446	$1,194,931	$(911,315)	$(13,578)	$270,484

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2021	46,482	$463	$1,069,695	$(665,774)	$(10,350)	$394,034
Stock-based compensation			21,811			21,811
Share issuances related to stock-based compensation	833	8	15,427			15,435
Repurchase of common stock	(1,249)	(12)	(11,030)	(79,006)		(90,048)
Net income				13,897		13,897
Other comprehensive loss					(591)	(591)
Balance as of June 30, 2021	46,066	$459	$1,095,903	$(730,883)	$(10,941)	$354,538

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$3,511	$13,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,977	2,593
Noncash stock-based compensation	31,095	21,811
Noncash change in fair value of equity securities	389	—
Amortization of deferred commissions cost	5,314	4,166
Changes in operating assets and liabilities:
Trade accounts receivable	9,389	34,054
Operating lease assets and liabilities, net	(283)	(153)
Other current assets and Other assets	(2,710)	(7,594)
Deferred commissions cost	(6,652)	(5,941)
Accounts payable	482	(241)
Accrued liabilities	(31,366)	(26,067)
Deferred revenue	10,258	669
Other liabilities	29	17
Net cash provided by operating activities	22,433	37,211
Cash flows from investing activities
Purchase of property and equipment	(867)	(1,442)
Purchase of equity securities	(1,015)	—
Net cash used in investing activities	(1,882)	(1,442)
Cash flows from financing activities
Repurchase of common stock	(18,923)	(90,048)
Proceeds from stock-based compensation plans	687	15,435
Payment of debt issuance costs	(63)	—
Net cash used in financing activities	(18,299)	(74,613)
Effects of exchange rate — changes in cash	(11,046)	756
Net decrease in cash and cash equivalents	(8,794)	(38,088)
Cash and cash equivalents at beginning of period	267,507	397,237
Cash and cash equivalents at end of period	$258,713	$359,149

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

The consolidated financial statements of Commvault as of June 30, 2022 and for the three months ended June 30, 2022 and 2021 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2022. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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

2.    Summary of Significant Accounting Policies
Recently Adopted and Recently Issued Accounting Standards
There were no recently adopted accounting standards that had a material effect on our condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements and accompanying disclosures.

Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 36% and 37% of total revenues for the three months ended June 30, 2022 and 2021, respectively. Arrow accounted for approximately 25% and 30% of total accounts receivable as of June 30, 2022 and March 31, 2022, respectively.

Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $4,650 as of June 30, 2022, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through profit and loss as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We have total unfunded commitments in private equity funds of $5,718 as of June 30, 2022. We did not own interests in any of these funds as of June 30, 2021.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Deferred Commissions Cost
Sales commissions, bonuses, and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Our typical contracts include performance obligations related to software licenses, software updates, customer support and other services, including software-as-a-service offerings. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We do not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software sold as part of the transaction. The commission paid on the renewal of a term-based or subscription software license is not commensurate with the commission paid on the initial purchase. As a result, the cost of commissions allocated to software updates and customer support on the initial term-based software license transactions are amortized over a period of approximately five years, consistent with the accounting for these costs associated with perpetual licenses. The costs of commissions allocated to software updates and support for the renewal of term-based software licenses is limited to the contractual period of the arrangement, as we pay a commensurate renewal commission upon the next renewal of the subscription license and related updates and support.
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
Services revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. We sell our customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year on our perpetual licenses. The term of our subscription arrangements is typically three years but can range between one and five years.

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

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into the nature of the products and services and geographical regions. Beginning in fiscal 2023, we have combined the management of our EMEA and APJ field organizations into our International region (Europe, Middle East, Africa, Australia, Japan, Southeast Asia, China). Our Americas region includes the United States, Canada, and Latin America.

	Three Months Ended June 30, 2022
	Americas	International	Total
Software and Products Revenue	$59,680	$32,756	$92,436
Customer Support Revenue	48,031	33,286	81,317
Other Services Revenue	14,898	9,330	24,228
Total Revenue	$122,609	$75,372	$197,981

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

	Three Months Ended June 30, 2021
	Americas	International	Total
Software and Products Revenue	$51,787	$30,375	$82,162
Customer Support Revenue	51,874	37,095	88,969
Other Services Revenue	7,310	4,980	12,290
Total Revenue	$110,971	$72,450	$183,421

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2022	$177,182	$17,056	$14,296	$267,017	$150,180
Increase (decrease), net	(15,637)	2,934	(394)	(2,490)	1,770
Ending Balance as of June 30, 2022	$161,545	$19,990	$13,902	$264,527	$151,950

The net decrease in accounts receivable (inclusive of unbilled receivables) is a result of a decrease in software and products revenue relative to the fourth quarter of the prior fiscal year. The decrease in deferred revenue is primarily the result of a strengthening of the U.S. dollar and a sequential decrease in deferred revenue associated with customer support contracts partially offset by an increase in deferred revenue associated with Metallic contracts that are billed upfront and recognized ratably over the contract period.

The amount of revenue recognized in the period that was included in the March 31, 2022 balance of deferred revenue was $92,149 for the three months ended June 30, 2022. The vast majority of this revenue consists of customer support arrangements and Metallic. The amount of software and products revenue recognized in the three months ended June 30, 2022 related to performance obligations from prior periods was not significant.

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of June 30, 2022, $76,825 of revenue may be recognized from remaining performance obligations, of which approximately $9,900 was related to software and products. We expect the majority of this software and products revenue to be recognized during fiscal 2023. Most of this software and products revenue is associated with renewals of term licenses which have not yet expired. The majority of the services revenue is related to other professional services which may be recognized over the next twelve months but is contingent upon a number of factors, including customers’ needs and Metallic.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, vesting of restricted stock units and shares to be purchased under the Employee Stock Purchase Plan ("ESPP"). The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the reconciliation of basic and diluted common share:

	Three Months Ended June 30,
	2022	2021
Net income	$3,511	$13,897
Basic net income per common share:
Basic weighted average shares outstanding	44,743	46,180
Basic net income per common share	$0.08	$0.30
Diluted net income per common share:
Basic weighted average shares outstanding	44,743	46,180
Dilutive effect of stock options and restricted stock units	1,122	1,987
Diluted weighted average shares outstanding	45,865	48,167
Diluted net income per common share	$0.08	$0.29

The diluted weighted-average shares outstanding exclude outstanding stock options, restricted stock units, performance restricted stock units and shares to be purchased under the ESPP totaling 535 and 616 for the three months ended June 30, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

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
On April 21, 2022, the Board of Directors (the "Board") approved a new share repurchase program of $250,000. The Board's authorization has no expiration date. For the three months ended June 30, 2022, we repurchased $18,923 of our common stock, or approximately 310 shares. As a result, $231,077 remains available under the current authorization.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

7.    Stock Plans
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development, general and administrative and restructuring expenses for the three months ended June 30, 2022 and 2021. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Three Months Ended June 30,
	2022	2021
Cost of services revenue	$1,243	$1,185
Sales and marketing	11,393	7,308
Research and development	9,241	7,185
General and administrative	7,931	6,011
Restructuring	1,287	122
Stock-based compensation expense	$31,095	$21,811
As of June 30, 2022, there was $155,830 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.87 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity was not significant in the three months ended June 30, 2022. In the three months ended June 30, 2021, there were 337 options exercised with an intrinsic value of $10,835.
Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2022 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2022	3,310	$58.16
Awarded	814	62.60
Vested	(620)	55.44
Forfeited	(113)	59.46
Non-vested as of June 30, 2022	3,391	$59.68
The weighted-average fair value of restricted stock units awarded was $62.60 per unit during the three months ended June 30, 2022, and $73.66 per unit during the three months ended June 30, 2021. The weighted-average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the three months ended June 30, 2022, we granted 126 performance restricted stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2023 and ii) our customary service periods. The awards vest over three years. The vesting quantity of these awards may vary based on actual fiscal 2023 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Awards with a Market Condition
In the three months ended June 30, 2022, we granted 126 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (252 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the three months ended June 30, 2022 was $76.48 per unit. The awards are included in the restricted stock unit table.

8.    Income Taxes
Income tax expense was $3,705 in the three months ended June 30, 2022 compared to expense of $1,731 in the three months ended June 30, 2021. The increase in current income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the effects of capitalization and amortization of research and development expenses starting in our fiscal year 2023 as required by the 2017 Tax Cuts and Jobs Act. We believe that it is more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore continue to record a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero as of June 30, 2022.

9.    Restructuring
Our restructuring plans are aimed to increase efficiency in our sales, marketing and distribution functions, as well as reduce costs across all functional areas. In the fourth quarter of fiscal 2022, we initiated a restructuring plan to combine the management of our EMEA and APJ field organizations. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.
For the three months ended June 30, 2022 and 2021, restructuring charges were comprised of the following:

	Three Months Ended June 30,
	2022	2021
Employee severance and related costs	$845	$1,324
Stock-based compensation	1,287	122
Total restructuring charges	$2,132	$1,446

Restructuring accruals

The activity in our restructuring accruals for the three months ended June 30, 2022 is as follows:

Total
Balance as of March 31, 2022	$2,261
Employee severance and related costs	845
Payments	(2,454)
Balance as of June 30, 2022	$652

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

10.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with J.P. Morgan. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of June 30, 2022, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at June 30, 2022 were $514. The amortization of debt issuance costs and interest expense incurred for the three months ended June 30, 2022 was $92.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications and related appliance products. We do not customize our software or products for a specific end-user customer. We sell our software applications and products to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 47% and 45% of our total revenues for the three months ended June 30, 2022 and 2021, respectively.
We continue to focus on subscription and other recurring revenue arrangements and began generating revenue from the renewals of subscription licenses sold in prior years. Any of our licensing models (capacity, instance based, etc.) can be sold via a subscription arrangement. In these arrangements the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. During the three months ended June 30, 2022 and 2021, approximately 81% and 60% of software license revenue was sold under a subscription model, respectively. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as larger deal transactions. Larger deal transactions (transactions greater than $0.1 million of software and products revenue) represented 75% and 69% of our total software and products revenue in the three months ended June 30, 2022 and 2021, respectively.
Software and products revenue generated through indirect distribution channels accounted for approximately 90% of total software and products revenue in both the three months ended June 30, 2022 and 2021. Software and products revenue generated through direct distribution channels accounted for approximately 10% of total software and products revenue in both the three months ended June 30, 2022 and 2021. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement covering our North American commercial markets and our U.S. Federal Government market with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 36% and 37% of our total revenues through Arrow for the three months ended June 30, 2022 and 2021, respectively. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another North American distributor to replace Arrow, there could be a material adverse effect on our future business.
Our services revenue was 53% and 55% of our total revenues for the three months ended June 30, 2022 and 2021, respectively. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Metallic, our software-as-a-service solution, allows customers to use hosted software over the contract period without taking possession of the software. Revenue related to Metallic is also included in services revenue and is generally recognized ratably over the contract term. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 44% of our total revenue for the three months ended June 30, 2022 and 45% of our total revenue for the three months ended June 30, 2021. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2021, our software and products revenue would have been higher by $3.9 million, our services revenue would have been higher by $4.9 million, our cost of sales would have been higher by $1.0 million and our operating expenses would have been higher by $4.3 million from non-U.S. operations for the three months ended June 30, 2022.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.5 million and losses of $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the three months ended June 30, 2022 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2022.

Results of Operations
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Revenues (in millions)
–Total revenues increased $14.6 million, or 8% as a result of the following:
•An increase in software and products and Metallic revenues.
•Software and products revenue represented 47% of our total revenue in the three months ended June 30, 2022 and 45% of our total revenue in the three months ended June 30, 2021.
•Services revenue represented 53% of our total revenue in the three months ended June 30, 2022 and 55% of our total revenue in the three months ended June 30, 2021.
•Using the average foreign currency exchange rates from the three months ended June 30, 2021, our total revenues would have been 13% higher for the three months ended June 30, 2022.
–Software and products revenue increased $10.2 million, or 13%, as a result of the following:
•An increase of $13.3 million, or 24%, in larger deal revenue (deals greater than $0.1 million). Larger deal revenue represented 75% of our software and products revenue in the three months ended June 30, 2022 and 69% of our software and products revenue in the three months ended June 30, 2021.
•The average dollar amount of larger deal revenue transactions was approximately $379 thousand and $305 thousand for the three months ended June 30, 2022 and 2021, respectively, representing a 24% increase.
•This increase was partially offset by a decrease of $3.1 million in transactions less than $0.1 million.
•Using the average foreign currency exchange rates from the three months ended June 30, 2021, our software and products revenue would have been 17% higher for the three months ended June 30, 2022.
–Services revenue increased $4.3 million, or 4%, primarily due to the following:
•An increase in other services revenue, driven primarily by the year over year increase in revenue from Metallic, partially offset by a decrease in revenue from customer support agreements.
•Using the average foreign currency exchange rates from the three months ended June 30, 2021, our services revenue would have been 9% higher for the three months ended June 30, 2022.
We track software and products revenue on a geographic basis. Beginning in fiscal 2023, we have combined the management of our EMEA and APJ field organizations into our International region (Europe, Middle East, Africa, Australia, Japan, Southeast Asia, China). Our Americas region includes the United States, Canada, and Latin America. Americas and International represented 65% and 35% of total software and products revenue, respectively, for the three months ended June 30, 2022. Software and products revenue increased year over year by 15% in the Americas and by 8% in International.
▪The increase in Americas software and products revenue was primarily the result of increases in larger deal transactions revenue. This increase was driven primarily by an increase in the average dollar amount of larger deal transactions, partially offset by a decrease in smaller deal transactions revenue.

▪The increase in International software and products revenue was primarily the result of a 15% increase in larger deal revenue driven by an increase in the volume of larger deal transactions. Using the average foreign currency exchange rates from the three months ended June 30, 2021, our International software and products revenue would have been 20% higher for the three months ended June 30, 2022.

Our software and products revenue in International is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues increased $8.5 million, and represented 17% and 14% of our total revenues for the three months ended June 30, 2022 and 2021, respectively.
–Cost of software and products revenue increased $2.6 million and represented 5% of our total software and products revenue for the three months ended June 30, 2022 compared to 3% for the three months ended June 30, 2021.
–Cost of services revenue increased $5.9 million, representing 27% of our total services revenue for the three months ended June 30, 2022 compared to 23% for the three months ended June 30, 2021. The increase in cost of services revenue primarily related to an increase in the cost of infrastructure related to Metallic.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $8.6 million, or 11%, primarily due to increases in employee compensation and sales commissions associated with increased revenue versus the prior year.
–Research and development expenses increased $4.0 million, or 11%, as a result of an increase in employee compensation and related expenses attributable to the expansion of our engineering group.
•The increase in employee compensation included an increase in stock-based compensation of $2.1 million compared to prior year.
•Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
– General and administrative expenses increased $0.4 million, or 2%, primarily due to the following:
•Stock-based compensation increases compared to the prior year partially offset by a decrease in legal costs relative to the same period of the prior year.
–Restructuring: Our restructuring plans are intended to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. Beginning in fiscal 2023, we have combined the management of our EMEA and APJ field operations. Restructuring expenses were $2.1 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $1.3 million and $0.1 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring for the three months ended June 30, 2022 and 2021, respectively. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense increased $0.3 million, from $2.3 million in the three months ended June 30, 2021 to $2.6 million in the three months ended June 30, 2022, as a result of the acquisition an intangible asset in the fourth quarter of fiscal year 2022.

Income Tax Expense
Income tax expense was $3.7 million in the three months ended June 30, 2022 compared to expense of $1.7 million in the three months ended June 30, 2021. The increase in current income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the effects of capitalization and amortization of research and development expenses starting in our fiscal year 2023 as required by the 2017 Tax Cuts and Jobs Act. We believe that it is more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore continue to record a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero as of June 30, 2022.

Liquidity and Capital Resources
As of June 30, 2022, our cash balance was $258.7 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations. The amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $167.8 million. These balances are dispersed across many international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with J.P. Morgan. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of June 30, 2022, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 21, 2022, the Board of Directors approved a new share repurchase program of $250 million. The Board's authorization has no expiration date. For the three months ended June 30, 2022, we have repurchased $18.9 million of our common stock. As a result, $231.1 million remains available under the current authorization.
Our summarized cash flow information is as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$22,433	$37,211
Net cash used in investing activities	(1,882)	(1,442)
Net cash used in financing activities	(18,299)	(74,613)
Effects of exchange rate - changes in cash	(11,046)	756
Net decrease in cash and cash equivalents	$(8,794)	$(38,088)

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges and a decrease in accrued liabilities partially offset by a decrease in accounts receivable.
–Net cash used in investing activities was related to $1.0 million in the purchase of equity securities and $0.9 million of capital expenditures.
–Net cash used in financing activities was the result of $18.9 million of repurchases of common shares and $0.1 million of debt issuance costs partially offset by $0.7 million of proceeds from the exercise of stock options.
Working capital increased $19.1 million from $90.0 million as of March 31, 2022 to $109.1 million as of June 30, 2022. The net increase in working capital was primarily driven by cash provided by operating activities and the impact of foreign currency.
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

Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Recently Issued Accounting Standards
See Note 2 of the notes to the unaudited consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 44% of our revenues were from outside the United States for the three months ended June 30, 2022. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction gains of $0.5 million and losses of $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results. Please refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 for additional information.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On April 21, 2022, the Board of Directors approved a new share repurchase program of $250.0 million. The Board's authorization has no expiration date. During the three months ended June 30, 2022, we repurchased $18.9 million of common stock, or approximately 0.3 million shares, under our share repurchase program. As a result, $231.1 million remains available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program
April 1-30, 2022	—	$—	—	$250,000
May 1-31, 2022	142,800	$59.25	142,800	$241,539
June 1-30, 2022	166,900	$62.68	166,900	$231,077
Three Months Ended June 30, 2022	309,700	$61.10	309,700

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Retention Agreements
On July 14, 2022, the Compensation Committee of the Board of Directors of Commvault Systems, Inc. (the “Company”) approved a form of executive retention agreement to be entered into with Gary Merrill in connection with Mr. Merrill’s appointment as the Chief Financial Officer of the Company, as previously disclosed in the Current Report on Form 8-K, dated May 3, 2022, and Riccardo Di Blasio, the Chief Revenue Officer of the Company. On July 22, 2022 and on July 27, 2022, the Company entered into executive retention agreements with Mr. Merrill and Mr. Di Blasio (the "ERAs"). The ERA with Mr. Di Blasio replaces and supersedes his current executive retention and change in control agreements with the Company.

Provided the executive executes a release of claims in favor of the Company, the ERAs provide for the following severance benefits upon a termination of employment (i) by the Company without cause or by the executive in certain circumstances as further described in the ERA other than within 24 months following a “change in control” (as defined in the ERA) (a “non-CIC qualifying termination”), and (ii) by the Company without cause or by the executive for “good reason” (as defined in the ERA) within 24 months following a change in control (a “CIC qualifying termination”): (a) 12 months of base salary plus, in the case of a CIC qualifying termination, a prorated target annual bonus, (b) accelerated vesting of equity awards that would have vested (x) within one year of termination in the case of a non-CIC qualifying termination with performance-based awards vesting at the actual level of performance or (y) in full in the event of a CIC qualifying termination with performance-based awards vesting at target or actual level of performance, as applicable, and (c) a lump-sum cash payment equal to 12 months of COBRA continuation.
The foregoing description of the ERAs is not complete and is qualified in its entirety by reference to the full text of the ERAs, which are filed hereto as Exhibits 10.2-10.3 and are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Agreement and General Release with Brian Carolan, dated April 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 3, 2022)
10.2	Executive Retention Agreement with Gary Merrill dated July 27, 2022
10.3	Executive Retention Agreement with Riccardo Di Blasio dated July 22, 2022
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	July 27, 2022	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 27, 2022	By:	/s/ Gary Merrill
Gary Merrill
Chief Financial Officer
(Principal Financial Officer)