Form 10-Q
period 2022-12-31
COMMVAULT SYSTEMS INC
filed 2023-01-31
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2023, there were 44,553,305 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$273,469	$267,507
Trade accounts receivable, net	215,464	194,238
Other current assets	17,747	22,336
Total current assets	506,680	484,081
Property and equipment, net	100,901	106,513
Operating lease assets	11,211	14,921
Deferred commissions cost	57,584	52,974
Intangible asset, net	2,604	3,542
Goodwill	127,780	127,780
Other assets	23,182	26,269
Total assets	$829,942	$816,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459	$432
Accrued liabilities	104,078	121,837
Current portion of operating lease liabilities	4,031	4,778
Deferred revenue	282,614	267,017
Total current liabilities	391,182	394,064
Deferred revenue, less current portion	166,084	150,180
Deferred tax liabilities, net	728	808
Long-term operating lease liabilities	8,150	11,270
Other liabilities	3,782	3,929
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,762 shares and 44,511 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	446	443
Additional paid-in capital	1,242,697	1,165,948
Accumulated deficit	(967,504)	(898,699)
Accumulated other comprehensive loss	(15,623)	(11,863)
Total stockholders’ equity	260,016	255,829
Total liabilities and stockholders’ equity	$829,942	$816,080
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Software and products	$89,589	$98,575	$264,850	$255,998
Services	105,485	103,806	316,262	307,644
Total revenues	195,074	202,381	581,112	563,642
Cost of revenues:
Software and products	3,122	4,271	10,308	9,471
Services	31,416	25,692	90,289	72,341
Total cost of revenues	34,538	29,963	100,597	81,812
Gross margin	160,536	172,418	480,515	481,830
Operating expenses:
Sales and marketing	87,343	89,217	253,561	248,506
Research and development	32,505	39,257	109,671	113,118
General and administrative	23,983	29,132	76,512	80,919
Restructuring	9,228	—	11,360	2,082
Depreciation and amortization	2,459	2,451	7,631	7,084
Total operating expenses	155,518	160,057	458,735	451,709
Income from operations	5,018	12,361	21,780	30,121
Interest income	364	120	916	543
Interest expense	(105)	(19)	(315)	(19)
Other income (expense), net	123	564	(112)	564
Income before income taxes	5,400	13,026	22,269	31,209
Income tax expense	5,710	3,018	14,550	5,573
Net income (loss)	$(310)	$10,008	$7,719	$25,636
Net income (loss) per common share:
Basic	$(0.01)	$0.22	$0.17	$0.56
Diluted	$(0.01)	$0.21	$0.17	$0.54
Weighted average common shares outstanding:
Basic	44,712	45,242	44,738	45,720
Diluted	44,712	46,719	45,810	47,552

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$(310)	$10,008	$7,719	$25,636
Other comprehensive income (loss):
Foreign currency translation adjustment	(171)	36	(3,760)	(1,277)
Comprehensive income (loss)	$(481)	$10,044	$3,959	$24,359

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2022	44,597	$444	$1,220,667	$(940,396)	$(15,452)	$265,263
Stock-based compensation			24,645			24,645
Share issuances related to stock-based compensation	672	7	1,926			1,933
Repurchase of common stock	(507)	(5)	(4,541)	(26,798)		(31,344)
Net loss				(310)		(310)
Other comprehensive loss					(171)	(171)
Balance as of December 31, 2022	44,762	$446	$1,242,697	$(967,504)	$(15,623)	$260,016

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2022	44,511	$443	$1,165,948	$(898,699)	$(11,863)	$255,829
Stock-based compensation			81,067			81,067
Share issuances related to stock-based compensation	1,771	18	9,274			9,292
Repurchase of common stock	(1,520)	(15)	(13,592)	(76,524)		(90,131)
Net income				7,719		7,719
Other comprehensive loss					(3,760)	(3,760)
Balance as of December 31, 2022	44,762	$446	$1,242,697	$(967,504)	$(15,623)	$260,016

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$7,719	$25,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,656	8,027
Noncash stock-based compensation	81,067	76,793
Noncash change in fair value of equity securities	112	436
Amortization of deferred commissions cost	16,533	13,344
Changes in operating assets and liabilities:
Trade accounts receivable	(17,779)	(25,546)
Operating lease assets and liabilities, net	(61)	(809)
Other current assets and Other assets	2,982	(2,172)
Deferred commissions cost	(22,663)	(21,852)
Accounts payable	49	(120)
Accrued liabilities	(17,103)	(3,293)
Deferred revenue	41,807	19,564
Other liabilities	1,136	56
Net cash provided by operating activities	102,455	90,064
Cash flows from investing activities
Purchase of property and equipment	(2,186)	(3,328)
Purchase of equity securities	(1,961)	(3,527)
Other	—	500
Net cash used in investing activities	(4,147)	(6,355)
Cash flows from financing activities
Repurchase of common stock	(90,131)	(265,414)
Proceeds from stock-based compensation plans	9,292	23,688
Payment of debt issuance costs	(63)	(609)
Net cash used in financing activities	(80,902)	(242,335)
Effects of exchange rate — changes in cash	(11,444)	(4,920)
Net increase (decrease) in cash and cash equivalents	5,962	(163,546)
Cash and cash equivalents at beginning of period	267,507	397,237
Cash and cash equivalents at end of period	$273,469	$233,691
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

1.    Basis of Presentation
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," or "our") is a provider of data protection and information management software applications and products. We develop, market and sell a suite of software applications and services, globally, that provides our customers with data protection solutions. We also provide our customers with a broad range of professional and customer support services, including as-a-service, branded as Metallic.

The consolidated financial statements of Commvault as of December 31, 2022 and for the three and nine months ended December 31, 2022 and 2021 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2022. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 38% of total revenues for both the three months ended December 31, 2022 and 2021, and 37% and 36% for the nine months ended December 31, 2022 and 2021, respectively. Arrow accounted for approximately 32% and 30% of total accounts receivable as of December 31, 2022 and March 31, 2022, respectively.
Hitachi Vantara ("Hitachi"), one of our original equipment manufacturers, accounted for 11% of total accounts receivable as of December 31, 2022.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $5,995 as of December 31, 2022, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in Other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $4,334 as of December 31, 2022.

Deferred Commissions Cost
Sales commissions, bonuses, and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Our typical contracts include performance obligations related to software licenses, software updates, customer support and other services, including as-a-service offerings. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We do not pay commissions on annual renewals of contracts for software updates and customer support for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software sold as part of the transaction. The commission paid on the renewal of a term-based or subscription software license is not commensurate with the commission paid on the initial purchase. As a result, the cost of commissions allocated to software updates and customer support on the initial term-based software license transactions are amortized over a period of approximately five years, consistent with the accounting for these costs associated with perpetual licenses. The costs of commissions allocated to software updates and support for the renewal of term-based software licenses is limited to the contractual period of the arrangement, as we pay a commensurate renewal commission upon the next renewal of the subscription license and related updates and support.
The costs related to professional services are amortized over the period the related professional services are provided and revenue is recognized. Amortization expense related to these costs is included in sales and marketing expenses in the accompanying consolidated statements of operations.

3.    Revenue
We derive revenues from two primary sources: software and products, and services. Software and products revenue includes our software and integrated appliances that combine our software with hardware. Services include customer support (software updates and technical support), consulting, assessment and design services, installation services, customer education and as-a-service, which is branded as Metallic.
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
We also sell appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

data centers. Revenue related to appliances is recognized when control of the appliances passes to the customer; typically upon delivery. In the second half of fiscal 2021 we began transitioning to a software model in which we typically sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenue and costs associated with hardware have declined from recent fiscal years.
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

Commvault as-a-service, which is branded as Metallic, allows customers to use hosted software over the contract period without taking possession of the software. Revenue related to Metallic is generally recognized ratably over the contract term as services revenue.

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

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software and Products Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other Services Revenue
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
As-a-service (Metallic)	Ratably over the course of the contract (over time)	Annual or monthly payments	Observable in transactions without multiple performance obligations

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

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Americas	International	Total	Americas	International	Total
Software and Products Revenue	$46,020	$43,569	$89,589	$158,863	$105,987	$264,850
Customer Support Revenue	45,709	31,956	77,665	139,713	97,265	236,978
Other Services Revenue	16,378	11,442	27,820	48,331	30,953	79,284
Total Revenue	$108,107	$86,967	$195,074	$346,907	$234,205	$581,112

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	Americas	International	Total	Americas	International	Total
Software and Products Revenue	$57,538	$41,037	$98,575	$153,510	$102,488	$255,998
Customer Support Revenue	50,163	35,844	86,007	153,244	109,185	262,429
Other Services Revenue	10,620	7,179	17,799	27,323	17,892	45,215
Total Revenue	$118,321	$84,060	$202,381	$334,077	$229,565	$563,642

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of our deferred revenue balance is related to services revenue.

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening Balance as of March 31, 2022	$177,182	$17,056	$14,296	$267,017	$150,180
Increase (decrease), net	17,880	3,346	(3,531)	15,597	15,904
Ending Balance as of December 31, 2022	$195,062	$20,402	$10,765	$282,614	$166,084

The increases in accounts receivable (inclusive of unbilled receivables) and deferred revenue are a result of an increase in Metallic contracts which are billed upfront but recognized ratably over the contract period.

The amount of revenue recognized in the period that was included in the March 31, 2022 balance of deferred revenue was $59,080 and $224,543 for the three and nine months ended December 31, 2022, respectively. The majority of this revenue consists of customer support arrangements and Metallic. The amount of software and products revenue recognized in the three and nine months ended December 31, 2022 related to performance obligations from prior periods was not significant.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

In addition to the amounts included in deferred revenue as of December 31, 2022, $83,322 of revenue may be recognized from remaining performance obligations, of which $9,614 was related to software and products. We expect the majority of this software and products revenue to be recognized during the next twelve months. The majority of this software and products revenue is associated with renewals of subscription licenses which have not yet expired. The majority of the services revenue is related to professional services and Metallic contracts that are committed but billed annually.

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

The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$(310)	$10,008	$7,719	$25,636
Basic net income (loss) per common share:
Basic weighted average shares outstanding	44,712	45,242	44,738	45,720
Basic net income (loss) per common share	$(0.01)	$0.22	$0.17	$0.56
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	44,712	45,242	44,738	45,720
Dilutive effect of stock options and restricted stock units	—	1,477	1,072	1,832
Diluted weighted average shares outstanding	44,712	46,719	45,810	47,552
Diluted net income (loss) per common share	$(0.01)	$0.21	$0.17	$0.54

The diluted weighted-average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 3,921 and 624 for the three months ended December 31, 2022 and 2021, respectively, and 674 and 566 for the nine months ended December 31, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

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

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

On April 21, 2022, the Board of Directors (the "Board") approved a new share repurchase program of $250,000. The Board's authorization has no expiration date. For the nine months ended December 31, 2022, we repurchased $90,131 of our common stock, or approximately 1,520 shares. As a result, $159,869 remains available under the current authorization.

7.    Stock Plans
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development, general and administrative and restructuring expenses for the three and nine months ended December 31, 2022 and 2021. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of services revenue	$1,383	$1,140	$3,852	$3,367
Sales and marketing	10,479	10,073	32,037	27,355
Research and development	5,988	9,127	23,022	24,722
General and administrative	5,776	8,193	19,850	20,977
Restructuring	1,019	—	2,306	372
Stock-based compensation expense	$24,645	$28,533	$81,067	$76,793
As of December 31, 2022, there was $155,273 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.96 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity was not significant for the nine months ended December 31, 2022. In the nine months ended December 31, 2021, there were 398 options exercised with an intrinsic value of $12,631.
Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2022 is as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2022	3,310	$58.16
Awarded	1,785	63.87
Vested	(1,587)	55.70
Forfeited	(359)	60.69
Non-vested as of December 31, 2022	3,149	$62.35

The weighted-average fair value of restricted stock units awarded was $66.50 and $63.87 per unit during the three and nine months ended December 31, 2022, and $67.34 and $70.14 per unit during the three and nine months ended December 31, 2021. The weighted-average fair value of awards includes the awards with a market condition described below.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Performance Based Awards
In the nine months ended December 31, 2022, we granted 126 performance restricted stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2023 and ii) our customary service periods. The awards vest over three years. The vesting quantity of these awards may vary based on actual fiscal 2023 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.
Awards with a Market Condition
In the nine months ended December 31, 2022, we granted 126 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (252 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2022 was $76.48 per unit. The awards are included in the restricted stock unit table.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 107 shares in exchange for $5,418 of proceeds in the nine months ended December 31, 2022 and 85 shares in exchange for $5,160 of proceeds in the nine months ended December 31, 2021. The Purchase Plan is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the Purchase Plan for the nine months ended December 31, 2022 and 2021 was $2,847 and $2,428, respectively. As of December 31, 2022, there was approximately $460 of unrecognized cost related to the current purchase period of our Purchase Plan.

8.    Income Taxes
Income tax expense was $5,710 and $14,550 in the three and nine months ended December 31, 2022, respectively, compared to expense of $3,018 and $5,573 in the three and nine months ended December 31, 2021, respectively. The increase in income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the effects of capitalization and amortization of research and development expenses starting in fiscal year 2023 as required by the 2017 Tax Cuts and Jobs Act. Given we have recorded a valuation allowance against our deferred tax assets, there is no corresponding deferred tax benefit related to the current tax expense associated with the capitalization of research and development expenses.

9.    Restructuring
Our restructuring plan, initiated in the fourth quarter of fiscal 2022, is aimed to increase efficiency in our sales, marketing and distribution functions, as well as reduce costs across all functional areas. The plan also included a reorganization to combine our EMEA and APJ field organizations. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

For the three and nine months ended December 31, 2022 and 2021, restructuring charges were comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Employee severance and related costs	$8,209	$—	$9,054	$1,710
Stock-based compensation	1,019	—	2,306	372
Total restructuring charges	$9,228	$—	$11,360	$2,082

Restructuring accruals

The activity in our restructuring accruals for the nine months ended December 31, 2022 is as follows:

Total
Balance as of March 31, 2022	$2,261
Employee severance and related costs	9,054
Payments	(4,956)
Balance as of December 31, 2022	$6,359

10.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. ("J.P. Morgan"). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2022, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at December 31, 2022 were $457. The amortization of debt issuance costs and interest expense incurred for the three and nine months ended December 31, 2022 was $93 and $278, respectively. Unamortized amounts at December 31, 2021 were $572. The amortization of debt issuance costs and interest expense incurred was $19 for the three and nine months ended December 31, 2021.

Commvault Systems, Inc
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

11.    Subsequent Events
On January 19, 2023, our Board of Directors approved a plan to sell Commvault's owned corporate headquarters in Tinton Falls, New Jersey. Subsequently, we entered into an agreement to sell the property for $40,000. The agreement includes a due diligence period for the buyer, is contingent on receiving approvals from certain government agencies, and includes other customary closing conditions. We believe the sale will likely close in the first half of fiscal 2024. Upon closing of the transaction, Commvault will enter into a lease for a portion of the premises.
Management has concluded that during the fourth quarter of fiscal 2023, the headquarters has met the criteria to be classified as held for sale in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. We expect to record a non-cash impairment charge of approximately $50,000 in the fourth quarter of fiscal 2023. We will also incur expenses for professional fees and moving associated with the sale.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, changes in demand as well as the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview

Incorporated in Delaware in 1996, Commvault Systems, Inc. is a global data management company offering customers enterprise level, intelligent data services via a single platform and unified code base.

We believe in solving hard problems for our customers by enabling our customers to accelerate their digital transformation in today's ever-evolving workforce. Our product portfolio includes tools and machine learning technology that drives automation, reduces complexity, reigns in data fragmentation, and accelerates a customer’s cloud journey. Our product functionality share the same back-end technologies to deliver the benefits of a holistic approach to protecting, managing, and securing data. Our products address many aspects of data management, from data protection and security, to data governance, transformation and insights, while providing scalability. We believe our technology and professional services provide the broadest set of capabilities in the industry, which enables customers to efficiently and cost-effectively scale their data on premises or in the cloud.

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 46% and 45% of our total revenues for the nine months ended December 31, 2022 and 2021, respectively.
We continue to focus on subscription and other recurring revenue arrangements and continue to generate revenue from the renewals of subscription licenses sold in prior years. Any of our licensing models (capacity, instance based, etc.) can be sold via a subscription arrangement. In these arrangements, the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. During the nine months ended December 31, 2022 and 2021, approximately 78% and 65% of software license revenue was sold under a subscription model, respectively. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements, there is no minimum commitment and actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as larger deal transactions. Larger deal transactions (transactions greater than $0.1 million of software and products revenue) represented 73% and 71% of our total software and products revenue in the nine months ended December 31, 2022 and 2021, respectively.
Software and products revenue generated through indirect distribution channels accounted for approximately 90% of total software and products revenue in both the nine months ended December 31, 2022 and 2021. Software and products revenue generated through direct distribution channels accounted for approximately 10% of total software and products revenue in both the nine months ended December 31, 2022 and 2021. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Pursuant to this distribution agreement, Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 37% and 36% of our total revenues through Arrow for the nine months ended December 31, 2022 and 2021, respectively. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
We have an original equipment manufacturer agreement with Hitachi Vantara ("Hitachi") which allows them to market, sell and support our software applications and services on a stand-alone basis and/or incorporate our software applications into their own hardware products. Hitachi has no obligation to recommend or offer our software applications exclusively, or at all, and they have no minimum sales requirements and can terminate our relationship at any time.
Our services revenue was 54% and 55% of our total revenues for the nine months ended December 31, 2022 and 2021, respectively. Our services revenue is made up of fees from the delivery of customer support and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Metallic, our as-a-service solution, allows customers to use hosted software over the contract period without taking possession of the software. Revenue related to Metallic is also included in services revenue and is generally recognized ratably over the contract term. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenue for the nine months ended December 31, 2022 and 49% of our total revenue for the nine months ended December 31, 2021. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2021, our software and products revenue would have been higher by $4.4 million, our services revenue would have been higher by $5.3 million, our cost of sales would have been higher by $1.1 million and our operating expenses would have been higher by $5.4 million from non-U.S. operations for the three months ended December 31, 2022. Using the average foreign currency exchange rates from the nine months ended December 31, 2021, our software and products revenue would have been higher by $12.7 million, our services revenue would have been higher by $16.3 million, our cost of sales would have been higher by $3.5 million and our operating expenses would have been higher by $14.9 million from non-U.S. operations for the nine months ended December 31, 2022.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.3 million and $0.1 million for the three and nine months ended December 31, 2022, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million and $0.5 million for the three and nine months ended December 31, 2021, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the nine months ended December 31, 2022 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2022.
Results of Operations
Three months ended December 31, 2022 compared to three months ended December 31, 2021
Revenues (in millions)
–Total revenues decreased $7.3 million, or 4% as a result of the following:
•A decrease in software and products revenue which was significantly impacted by the year over year strengthening of the US dollar, particularly the Euro and Pound. Using the average foreign currency exchange rates from the three months ended December 31, 2021, our total revenues would have increased 1% compared to the three months ended December 31, 2021.
•Software and products revenue represented 46% of our total revenue in the three months ended December 31, 2022 and 49% of our total revenue in the three months ended December 31, 2021.
•Services revenue represented 54% of our total revenue in the three months ended December 31, 2022 and 51% of our total revenue in the three months ended December 31, 2021.
–Software and products revenue decreased $9.0 million, or 9%, as a result of the following:
•A decrease of $10.4 million, or 14%, in larger deal revenue (deals greater than $0.1 million). Larger deal revenue represented 72% of our software and products revenue in the three months ended December 31, 2022 and 76% of our software and products revenue in the three months ended December 31, 2021.

•The average dollar amount of larger deal revenue transactions was approximately $312 thousand and $332 thousand for the three months ended December 31, 2022 and 2021, respectively, representing a 6% decrease. There were 206 larger deal revenue transactions for the three months ended December 31, 2022, compared to 225 deals for the three months ended December 31, 2021.
•This decrease was partially offset by an increase of $1.4 million in transactions less than $0.1 million.
•Using the average foreign currency exchange rates from the three months ended December 31, 2021, our software and products revenue would have decreased 5% compared to the three months ended December 31, 2021.
–Services revenue increased $1.7 million, or 2%, primarily due to the following:
•An increase in other services revenue, driven primarily by the year over year increase in revenue from Metallic as-a-service arrangements, partially offset by a decrease in revenue from customer support agreements.
•Using the average foreign currency exchange rates from the three months ended December 31, 2021, our services revenue would have increased 7% compared to the three months ended December 31, 2021.
We track software and products revenue on a geographic basis. During the fourth quarter of fiscal 2022, we combined the management of our EMEA and APJ field organizations into our International region (Europe, Middle East, Africa, Australia, India, Japan, Southeast Asia, China). Our Americas region includes the United States, Canada, and Latin America. Americas and International represented 51% and 49% of total software and products revenue, respectively, for the three months ended December 31, 2022. Software and products revenue decreased year over year by 20% in the Americas and increased 6% in International.
▪The decrease in Americas software and products revenue was primarily due to a 27% decrease in larger deal transactions revenue, driven by a decrease in the average dollar amount of larger deal transactions as a result of slower buying patterns and lower close rate execution. This decrease was partially offset by an increase of $1.7 million in transactions less than $0.1 million.
▪The increase in International software and products revenue was primarily due to an 11% increase in larger deal transactions revenue. Using the average foreign currency exchange rates from the three months ended December 31, 2021, our International software and products revenue would have increased 17% compared to the three months ended December 31, 2021.

Our software and products revenue in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues increased $4.5 million, and represented 18% and 15% of our total revenues for the three months ended December 31, 2022 and 2021, respectively.
–Cost of software and products revenue decreased $1.2 million and represented 3% of our total software and products revenue for the three months ended December 31, 2022 compared to 4% for the three months ended December 31, 2021. The decrease is related to a decline in hardware as part of our transition to a software model for appliances and the reduction in third party royalties associated with the current version of our Hyperscale software.
–Cost of services revenue increased $5.7 million, representing 30% of our total services revenue for the three months ended December 31, 2022 compared to 25% for the three months ended December 31, 2021. The increase in cost of services revenue primarily related to an increase in the cost of infrastructure related to Metallic as-a-service offering as they continue to scale.

Operating Expenses ($ in millions)

–Sales and marketing expenses decreased $1.8 million, or 2%, primarily due to decreases in employee compensation and sales commissions associated with decreased revenue relative to the same period in the prior year.
–Research and development expenses decreased $6.8 million, or 17%, primarily due to decreases in employee compensation and related expenses, including a $3.1 million decrease in stock-based compensation, and the completion of payments related to key employees of Hedvig, Inc., which ended in the fourth quarter of fiscal 2022. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
–General and administrative expenses decreased $5.1 million, or 18%, primarily due to the following:
•Decreases in employee compensation and related expenses, including a $2.4 million decrease in stock compensation expense.
•A decrease in legal costs relative to the same period of the prior year.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2022, is aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. The plan also included a reorganization to combine our EMEA and APJ field organizations. Restructuring expenses were $9.2 million for the three months ended December 31, 2022. There were no restructuring charges for the three months ended December 31, 2021. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $1.0 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring for the three months ended December 31, 2022. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense was $2.5 million for both the three months ended December 31, 2022 and 2021.

Income Tax Expense
Income tax expense was $5.7 million in the three months ended December 31, 2022 compared to expense of $3.0 million in the three months ended December 31, 2021. The increase in income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the effects of capitalization and amortization of research and development expenses starting in fiscal year 2023 as required by the 2017 Tax Cuts and Jobs Act. Given we have recorded a valuation allowance against our deferred tax assets, there is no corresponding deferred tax benefit related to the current tax expense associated with the capitalization of research and development expenses.
Nine months ended December 31, 2022 compared to nine months ended December 31, 2021
Revenues (in millions)
–Total revenues increased $17.5 million, or 3% as a result of the following:
•An increase in software and products and Metallic as-a-service revenues.
•Software and products revenue represented 46% of our total revenue in the nine months ended December 31, 2022 and 45% of our total revenue in the nine months ended December 31, 2021.
•Services revenue represented 54% of our total revenue in the nine months ended December 31, 2022 and 55% of our total revenue in the nine months ended December 31, 2021.
•Using the average foreign currency exchange rates from the nine months ended December 31, 2021, our total revenues would have increased 8% compared to the nine months ended December 31, 2021.
–Software and products revenue increased $8.8 million, or 3%, as a result of the following:
•An increase of $12.1 million, or 7%, in larger deal revenue (deals greater than $0.1 million). Larger deal revenue represented 73% of our software and products revenue in the nine months ended December 31, 2022 and 71% of our software and products revenue in the nine months ended December 31, 2021.
•The average dollar amount of larger deal revenue transactions was approximately $344 thousand and $317 thousand for the nine months ended December 31, 2022 and 2021, respectively, representing a 9% increase. There were 563 larger deal revenue transactions for the nine months ended December 31, 2022, compared to 573 deals for the nine months ended December 31, 2021.
•This increase was partially offset by a decrease of $3.2 million in transactions less than $0.1 million.
•Using the average foreign currency exchange rates from the nine months ended December 31, 2021, our software and products revenue would have increased 8% compared to the nine months ended December 31, 2021.
–Services revenue increased $8.7 million, or 3%, primarily due to the following:
•An increase in other services revenue, driven primarily by the year over year increase in revenue from Metallic as-a-service offerings, partially offset by a decrease in revenue from customer support agreements.
•Using the average foreign currency exchange rates from the nine months ended December 31, 2021, our services revenue would have increased 8% compared to the nine months ended December 31, 2021.

Americas and International represented 60% and 40% of total software and products revenue, respectively, for the nine months ended December 31, 2022. Software and products revenue increased year over year by 3% in the Americas and by 3% in International.
▪The increase in Americas software and products revenue was primarily the result of a 6% increase in larger deal transactions revenue driven primarily by an increase in the average dollar amount of larger deal transactions.
▪The increase in International software and products revenue was primarily the result of a 7% increase in larger deal revenue driven by an increase in the average dollar value of larger deal transactions. Using the average foreign currency exchange rates from the nine months ended December 31, 2021, our International software and products revenue would have increased 15% compared to the nine months ended December 31, 2021.

Our software and products revenue in International is subject to changes in foreign exchange rates as more fully discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

–Total cost of revenues increased $18.8 million, and represented 17% and 15% of our total revenues for the nine months ended December 31, 2022 and 2021, respectively.
–Cost of software and products revenue increased $0.8 million and represented 4% of our total software and products revenue for both the nine months ended December 31, 2022 and 2021.
–Cost of services revenue increased $18.0 million, representing 29% of our total services revenue for the nine months ended December 31, 2022 compared to 24% for the nine months ended December 31, 2021. The increase in cost of services revenue primarily related to an increase in the cost of infrastructure related to Metallic as-a-service offering as they continue to scale.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $5.1 million, or 2%, primarily due to a $4.7 million increase in stock-based compensation and an increase in travel expenses versus the same period of the prior year.
–Research and development expenses decreased $3.4 million, or 3%, primarily due to a $1.7 million decrease in stock-based compensation and the completion of payments related to key employees of Hedvig, Inc., which ended in the fourth quarter of fiscal 2022. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data and information management software applications.
–General and administrative expenses decreased $4.4 million, or 5%, primarily due to the following:
•A decrease in legal costs relative to the same period of the prior year.
•A $1.1 million decrease in stock-based compensation relative to the same time in the prior year.
•Partially offset by an increase in employee compensation and related expenses.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2022, is aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. The plan also included a reorganization to combine our EMEA and APJ field organizations. Restructuring expenses were $11.4 million and $2.1 million for the nine months ended December 31, 2022 and 2021, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $2.3 million and $0.4 million of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring for the nine months ended December 31, 2022 and 2021, respectively. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense increased $0.5 million, from $7.1 million in the nine months ended December 31, 2021 to $7.6 million in the nine months ended December 31, 2022, as a result of the acquisition of an intangible asset in the fourth quarter of fiscal year 2022.

Income Tax Expense
Income tax expense was $14.6 million in the nine months ended December 31, 2022 compared to expense of $5.6 million in the nine months ended December 31, 2021. The increase in income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the effects of capitalization and amortization of research and development expenses starting in fiscal year 2023 as required by the 2017 Tax Cuts and Jobs Act. Given we have recorded a valuation allowance against our deferred tax assets, there is no corresponding deferred tax benefit related to the current tax expense associated with the capitalization of research and development expenses.
Liquidity and Capital Resources
As of December 31, 2022, our cash balance was $273.5 million. The amount of cash and cash equivalents held outside of the United States by our foreign legal entities was $156.6 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations. These balances are dispersed across 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with J.P. Morgan. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2022, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 21, 2022, the Board of Directors approved a new share repurchase program of $250.0 million. The Board's authorization has no expiration date. For the nine months ended December 31, 2022, we have repurchased $90.1 million of our common stock. As a result, $159.9 million remains available under the current authorization.
Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$102,455	$90,064
Net cash used in investing activities	(4,147)	(6,355)
Net cash used in financing activities	(80,902)	(242,335)
Effects of exchange rate - changes in cash	(11,444)	(4,920)
Net increase (decrease) in cash and cash equivalents	$5,962	$(163,546)

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges, an increase in accounts receivable and deferred commission costs and a decrease in accrued liabilities.
–Net cash used in investing activities was related to $2.0 million for the purchase of equity securities and $2.2 million of capital expenditures.
–Net cash used in financing activities was the result of $90.1 million of repurchases of common shares partially offset by $9.2 million of proceeds from the exercise of stock options.
Working capital increased $25.5 million from $90.0 million as of March 31, 2022 to $115.5 million as of December 31, 2022. The net increase in working capital was primarily driven by cash provided by operating activities and was impacted by the fluctuations in exchange rates on foreign currency balances.
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

Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Recently Issued Accounting Standards
See Note 2 of the notes to the unaudited consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our revenues were from outside the United States for the nine months ended December 31, 2022. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of approximately $0.3 million and $0.1 million for the three and nine months ended December 31, 2022, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million and $0.5 million for the three and nine months ended December 31, 2021, respectively.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On April 21, 2022, the Board of Directors approved a new share repurchase program of $250.0 million. The Board's authorization has no expiration date. During the three months ended December 31, 2022, we repurchased $31.3 million of common stock, or approximately 0.5 million shares, under our share repurchase program. As a result, $159.9 million remains available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
October 1-31, 2022	183,000	$57.16	183,000	$180,754
November 1-30, 2022	160,400	$65.07	160,400	$170,317
December 1-31, 2022	163,200	$64.02	163,200	$159,869
Three Months Ended December 31, 2022	506,600	$61.87	506,600

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Purchase and Sale Agreement by and between Commvault and Ashling Development, LLC with an effective date of January 31, 2023
10.2*	Purchase and Sale Agreement by and between Commvault and Ashling Development, LLC with an effective date of January 31, 2023
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.
** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	January 31, 2023	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	January 31, 2023	By:	/s/ Gary Merrill
Gary Merrill
Chief Financial Officer
(Principal Financial Officer)