Form 10-K
period 2023-03-31
COMMVAULT SYSTEMS INC
filed 2023-05-05
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
As of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The Nasdaq Stock Market) was approximately $2.3 billion.
As of May 3, 2023, there were 43,973,836 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2023. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2023

FORWARD-LOOKING STATEMENTS
The discussion throughout this Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” “feel” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You should be aware that these statements and any other forward-looking statements in this document reflect only our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond our control and may cause actual results and performance to differ materially from our expectations. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under the heading “Risk Factors.” Accordingly, you should not place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which the statements were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References in this Annual Report on Form 10-K to "Commvault," the "Company", "we," "our" or "us" refer to Commvault Systems, Inc., including as the context requires, its direct and indirect subsidiaries.

PART I

Item 1.	Business
Company Overview
Incorporated in Delaware in 1996, Commvault Systems, Inc. provides its customers with a data protection platform that helps them secure, defend and recover their most precious asset, their data. We provide these products and services for their data across the following environments: on-premises, hybrid, or multi-cloud. Our data protection offerings are delivered via self-managed software, software-as-a-service (SaaS), integrated appliances, or managed by partners. Customers use our technology to protect themselves from threats like ransomware and recover their data efficiently.

We believe in solving hard problems for our customers by enabling them to accelerate their digital transformation and protect their data in a difficult world. Our platform drives automation, reduces complexity, reigns in data fragmentation, and helps accelerate a customer’s cloud journey with a holistic approach to protecting, managing, and securing data. Our comprehensive solutions address the critical aspects of modern data protection, from data security to data recovery, data governance and compliance, in a flexible and scalable platform. We believe our technology and service offerings provide the broadest set of capabilities in the industry, which enables customers to efficiently and cost-effectively scale their data wherever it resides.

Products
Commvault helps customers protect their data in a hybrid multi-cloud environment. Commvault delivers a portfolio of products and services to effectively secure, defend and recover data from ransomware attacks or any other threats. Our solutions create an intuitive data protection experience across customer-managed enterprise software and SaaS-delivered cloud native solutions that mitigate data sprawl, facilitate cloud adoption, and meet customers wherever they are on their journey to modernize and transform their enterprise IT environment. These offerings are organized into four categories - (1) Data Recovery, (2) Data Compliance & Governance, (3) Data Storage and (4) Data Security.
Commvault's platform is managed through a single pane of glass called the Commvault Command Center. The Command Center provides configuration values and streamlined procedures for data protection and recovery tasks. Customers use the Command Center to establish their data protection environment, identify content to be protected, and initiate and monitor backups and restores. The main navigation pane provides customers with easy access to various components including downloads, forms, analytics, and monitoring. The Command Center provides a controlled foundation for self-service, helping to reduce the load on administrators and IT support staff.

Data Recovery
Commvault Backup and Recovery ("CBR") is designed to meet the needs of any size business protecting workloads across all locations: hybrid environments including on-premise and multiple cloud providers; physical servers; virtual machines; applications and databases; endpoint devices; cloud applications and more. CBR provides backup, verifiable recovery and cost-optimized cloud workload mobility, helping to ensure data availability and granular recovery, even across multiple clouds. Our simplified backup and recovery solution allows customers to protect all workloads – cloud, virtual machines ("VMs"), containers, applications, databases and endpoints – from the Command Center.
Commvault Disaster Recovery (“CDR”) provides an easy-to-use replication and disaster recovery solution from a single extensible platform, all managed through the Command Center. Commvault’s standalone disaster recovery solution is both easy to implement and cost-effective. It provides recovery orchestration and recovery validation for enterprise workloads across on-premise and leading clouds.
Commvault Complete Data Protection is a comprehensive, easy-to-use data protection solution that combines CBR with CDR. It delivers backup, replication, and disaster recovery for all workloads, on-premises, in the cloud, across multiple clouds, and in hybrid environments. It provides trusted recovery of data and applications, virtual machines, and containers, along with verifiable recoverability of replicas, cost-optimized cloud data mobility, security and resilient ransomware protection.

Metallic Data Protection as-a-service (“Metallic”) delivers data protection technology with the simplicity and agility of SaaS, getting companies up and running to protect critical business data within minutes. Powered by

Commvault’s intelligent data protection platform, Metallic delivers enterprise-grade data protection as a service on a cloud platform, with advanced built-in security controls. Current Metallic offerings include data protection for Office 365, virtual machines and Kubernetes, databases, files, Dynamics 365, Salesforce and endpoints.

Data Compliance & Governance
Commvault's Data Insights portfolio is an integrated family of solutions for actionable insights, combining Commvault Data Governance, Commvault File Storage Optimization, and Commvault eDiscovery and Compliance. These solutions can operate independent of Commvault Complete Data Protection or as part of a combined solution to maximize data protection capabilities for any business. This means that customers can gain insights to data that isn’t protected by Commvault to drive analytics and other tasks.

Data Storage

Hyperscale X
Commvault HyperScale X is an intuitive, easy-to-deploy and scale-out, integrated data protection solution to help enterprises transition from legacy scale-up infrastructures. It provides security and resiliency to accelerate an organization’s digital transformation journey as they move to hybrid cloud, container and virtualized environments. Its flexible architecture allows customers to get up, run quickly and scale. HyperScale X technology accelerates hybrid cloud adoption with an integrated solution that delivers comprehensive data protection for all workloads, including containers, VMs and databases, from a single, extensible platform. With HyperScale X, customers can leverage the entire Commvault portfolio giving them access to all the features, functions, and industry leading integration with applications, databases, public cloud environments, hypervisors, operating systems, NAS systems and primary storage arrays, wherever the data resides. It is available in two form factors giving customers the flexibility to choose an implementation based on specific needs and preferences:

•Commvault HyperScale X Appliance: A fully integrated data protection appliance that streamlines operations and infrastructure and is ideally suited for smaller deployments that want the simplicity of an all-in-one integrated appliance from a single vendor.
•Commvault HyperScale X Reference Architecture: Our pre-validated designs for popular server platforms provides greater flexibility and allows customers to leverage existing vendor relationships and is ideally suited for larger environments that require greater scale.
Metallic Recovery Reserve
Metallic Recovery Reserve ("MRR") is the “easy button” to adopt secure and scalable cloud storage in minutes — delivering against an organization's hybrid cloud strategy, without the need for additional cloud expertise. It is an integrated, air-gapped cloud storage target that enables IT organizations to efficiently adopt cloud storage for CBR, HyperScale X or Metallic – to ease digital transformation, save costs, reduce risk and scale.

Data Security
Leveraging patented deception technology, Metallic ThreatWise combines sophisticated early warning and early action with comprehensive data protection. It enables businesses of every size to neutralize attacks before they cause harm; detecting and diverting zero-day attacks that evade conventional detection technology and circumvent security controls.

Professional & Customer Support Services
Commvault offers a wide range of professional and customer support services to complement its product portfolio. We offer multiple levels of service that can be tailored to our customers’ needs.
Our services consist of:
•Real-Time Support.    Customers have 24/7 access to support with our support staff available by phone for first responses and to manage resolutions. Our customers also have access to an online support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution. Our solution design is also an important element in our comprehensive customer support, including “summary of findings” problem analysis, intelligent alerting and troubleshooting assistance.
•Broad Expertise.    Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.
•Global Operations.    We offer our global customer support from physical locations around the world, which allows us to provide 24/7 support. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to be able to scale with the increasing globalization of our customers.
•Customer Success Options.    We offer various enhanced Customer Success options including the Enterprise Success Program ("ESP") and Metallic Customer Success. Our ESP provides industry experts who provide strategic guidance and technical advice, alongside Success Account Managers, who are all focused on proactively helping our enterprise customers to achieve their goals and are aligned to their business initiatives. The entire program is centered around driving customer adoption, customer satisfaction and quick time to value.
•Technology Consulting Services.    Our technical consultants ensure that your data protection environment is designed for optimal results, configured quickly, and is easy to maintain. We offer architecture design; implementation; personalization; data migration; and health assessment services. In addition, we offer customers staff-augmentation options via resident support engineers to assist with rapid expert deployment and operation of the Commvault suite.
•Ransomware Recovery Services.    Commvault Readiness Solutions provide the resources and expertise to quickly accelerate returning to normal business operations through the proper design, implementation, administration, and support of our customers' data protection environment.
•Education Services.    We offer training content for learners at all levels, with basic, intermediate, and expert certifications available. We also provide a selection of self-paced online content for our products in our On-Demand Learning Library.
•Remote Managed Services.    The Commvault Remote Managed Services offering complements our software and SaaS platforms, providing results-oriented data protection to customers worldwide. Commvault experts provide secure, reliable, and cost-effective remote monitoring and management of our customers' data protection environment.

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
Alliance and Technology Partners.    We maintain strategic product and technology relationships with industry leaders to ensure that our products are integrated with, supported by and add value to our partners’ portfolios. Collaboration with these market leaders allows us to provide applications that enable our customers to improve data and information management efficiency. We also maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our portfolio with their equipment and technologies.

Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.  Our network of resellers bundle or sell our solutions together with their own products, and our value-added resellers resell our solutions independently.
In order to broaden our market coverage, we work closely with our global original equipment manufacturer ("OEM") partners, investing significant time and resources to deliver unique, joint solutions incorporating Commvault solutions. These partners team with our technical, engineering, marketing and sales force to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data protection needs. Our alliance managers work directly with global OEM partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions.
Additionally, we have a non-exclusive distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for 37% of our total revenue in both fiscal 2023 and fiscal 2022.
Service Provider Partners. Our solutions are the data protection platform for many service providers, which provide cloud-based solutions to customers worldwide. As companies of all sizes and markets rapidly adopt cloud infrastructures for cost efficiencies, speed and agility, we remain committed to these strategic relationships to address this growing trend.  Customers looking to move IT operations to the cloud depend on service providers to migrate, manage and protect their data and cloud infrastructures. We partner with a broad ecosystem of managed service providers and cloud partners to effectively deliver data protection-as-a-service solutions based on Commvault solutions across geographies, vertical markets and offerings.
Competition
The data protection and replication market is intensely competitive and highly fragmented. The principal competitive factors in our industry include product functionality, performance, integration, platform coverage, scalability, price, global sales infrastructure, technical support, branding and reputation. The ability of major system vendors to bundle solutions is also a significant competitive factor in our industry.
Our primary competitors in the data protection software applications market, each of which has one or more products that compete with a part of or our entire product suite, include Dell-EMC, IBM, Veritas, Veeam, Rubrik, Cohesity, Druva, and Avepoint.
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
Sales and Marketing
We sell our data protection solutions to businesses of all sizes, and government agencies. We sell through our global direct sales force and partner channels.
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
Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our data protection solutions. Our engineering efforts support product development across all major operating systems, databases, applications, hyperscalers and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our solutions to ensure interoperability with our strategic partners’ solutions. We have also made substantial investments in the automation of our product test and quality assurance laboratories.
Technology, Intellectual Property and Proprietary Rights
We believe our solutions are a major differentiator versus our competitors’ portfolios. Our solutions’ unique indexing, cataloging, data movement, media management, AI/ML, and policy technologies are the source of the performance, scale, management, cost of ownership benefits and seamless interoperability inherent in all of our data protection solutions. Additional options enable content search, data encryption and auditing features to support data discovery and compliance. Our success and ability to compete depend on our continued development and protection of our solutions. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions, to establish and protect our intellectual property rights.
We patent our technical infrastructure and key usability and design concepts. Our software’s unique capabilities are covered by a robust portfolio of patents worldwide. Areas such as data protection, security, transformation, insights, and compliance and governance, including our Metallic SaaS and HyperScale X solutions, are core to our competitive advantage. More than 1,350 patents have been issued to Commvault globally as a result of our strategic patenting. We also have established proprietary trademark rights in markets across the globe, and Commvault owns hundreds of worldwide trademark registrations and pending registration applications. Refer to our “Risk Factors” below.
Government Regulations
The global legal environment of technology businesses is evolving rapidly and is often unclear. These topics include data privacy and security, pricing, advertising, taxation, economic sanctions, content regulation and intellectual property ownership and infringement.
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
We are also subject to global laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by OFAC, as well as anti-bribery and anti-corruption laws and regulations, including the FCPA and the U.K. Bribery Act.
People
Commvault aims to unlock potential in data, customers and our employees. To accomplish that, our employees are empowered to drive innovation and help our customers—by inspiring one another and working to make what’s already great, even greater—whether that’s product, process or team. As of March 31, 2023, we had 2,779 employees worldwide, of which approximately 44% were in the United States and 56% were located internationally.
We remain committed to providing employees with opportunities and resources that enable them to work successfully and creatively, while also investing in their professional and personal development. Throughout fiscal 2023, our employees participated in over 900 training programs, totaling more than 15,000 hours.

Diversity, Equity and Inclusion
At Commvault, we believe that diversity is a business imperative at the heart of our human capital management strategy. We not only drive the ability to be a best-in-class data protection organization but also uphold our value in the marketplace by leading as an employer of choice.
We continue to elevate our employee engagement and belonging efforts – which is the foundation of our approach. We have implemented an Employee Resource Group (“ERG”) operating model and have established five ERGs for cross-cultural learning, mentoring and relationship building across employees:
1.CV WIT (Women in Technology)
2.Multi-Culture
3.PRISM (LGBTQ+ & Allies)
4.VALOR (Veterans & Military)
5.CapAbilities (Disability inclusion & Allies)
This year, we expanded our culture of belonging through two additional Employee Affinity Groups ("EAG"), Family Support Network and VAST - Vaulters Advocating Sustainable Technology. Foundational to these engagement initiatives is our Courageous Conversations program designed to foster difficult conversations in an open, safe and respectful manner. This program has become the hub for all diversity, equity and inclusion ("DEI") related conversations, where employees and senior leaders share courageous life experiences related to bias and social injustice. Since its inception, we have hosted powerful sessions, each virtually, reaching our workforce around the globe.
We continue to be committed to securing the best talent with a concerted effort to expound on and build an inclusive and diverse pipeline of candidates. We are committed to providing a clear vision to career progression while investing in the development, creativity and aspirational needs of all employees.

Employee Health, Safety and Wellness
Commvault values its people. A critical part of our corporate culture is the health, safety and wellness of our employees. We take a holistic approach to health and wellness to support the dynamic aspects of our employees’ lives, including their physical, social, mental, emotional, and financial well-being. We operate in accordance with applicable safety laws and procedures to ensure we provide a safe work environment for all.

Information about our Executive Officers
The following table presents information with respect to our executive officers as of May 3, 2023:

Name	Age	Position
Sanjay Mirchandani	58	President and Chief Executive Officer
Gary Merrill	48	Chief Financial Officer
Riccardo Di Blasio	51	Chief Revenue Officer
Sanjay Mirchandani has served as our President and Chief Executive Officer since February 2019. Prior to joining Commvault, Mr. Mirchandani served from September 2016 to January 2019 as the Chief Executive Officer of Puppet, Inc. (“Puppet”), an Oregon-based IT automation company. Mr. Mirchandani joined Puppet in May 2016 as President and Chief Operating Officer. Mr. Mirchandani brings a wealth of international business experience through his diverse well-rounded career in technology. Before joining Puppet, from October 2013 to April 2016, Mr. Mirchandani served as Corporate Senior Vice President and General Manager of Asia Pacific and Japan at VMware, Inc. and, from June 2006 to October 2013, Mr. Mirchandani held various senior leadership positions at EMC Corporation, including Chief Information Officer and leader of the Global Centers of Excellence. Prior to that, Mr. Mirchandani held various positions at Microsoft Corporation and Arthur Andersen LLP. Mr. Mirchandani has a Master of Business Administration degree from the University of Pittsburgh and a bachelor’s degree in mathematics from Drew University.
Gary Merrill has served as our Chief Financial Officer since July 2022. Prior to his current role, Mr. Merrill served as our Chief of Business Operations from April 2021 until June 2022. He also held the position of Vice President of Operations from April 2019 through March 2021 and from December 2012 to March 2019, served as Chief Accounting Officer. Prior to joining Commvault, Mr. Merrill held accounting management positions with several publicly traded companies. Mr. Merrill began his career with Arthur Anderson LLP in its audit practice. Mr. Merrill obtained his bachelor’s degree in accounting from Elizabethtown College.
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
Available Information
Our website is located at: www.commvault.com. On the Investor Relations section of the website, we post filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"), including: our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements related to our annual stockholders’ meetings and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available on the Investor Relations portion of our website free of charge. The contents of our website are not incorporated by reference into this Form 10-K or in any other report, statement or document we file with the SEC.

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

The data protection and replication market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered.
The principal competitive factors in our industry include product functionality and integration, platform coverage, ability to scale, price, worldwide sales infrastructure, global technical support, brand recognition and reputation. If we are unable to address these factors, our competitive position could weaken and we could experience a decline in revenues that could adversely affect our business.
It is also costly and time-consuming to change data management systems. Most of our new customers have installed data management systems, which gives an incumbent competitor an advantage in retaining a customer because the incumbent already understands the network infrastructure, user demands and information technology needs of the customer, and because some customers are reluctant to invest the time and money necessary to change vendors.
New competitors entering our markets can have a negative impact on our competitive positioning. In addition, we expect to encounter new competitors as we enter new markets. Furthermore, many of our existing competitors are broadening their operating systems platform coverage. We also expect increased competition from OEMs, including those we partner with, and from systems and network management companies, especially those that have historically focused on the mainframe computer market and have been making acquisitions and broadening their efforts to include data protection products. We expect that competition will increase as a result of future industry consolidation. Increased competition could harm our business by causing, among other things, price reductions of our products, reduced profitability and loss of market share.
We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors, and OEMs, for the distribution of our solutions, and the failure of these channels to effectively sell our solutions could have a material adverse effect on our revenues and results of operations.
We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, typically do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry data protection solutions that compete with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry data protection solutions. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it could have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers or they could fail to perform as we anticipate, including required compliance with the terms and obligations of our agreement, either of which could reduce our sales or impact our reputation in the market. In addition, we expect that a portion of our sales growth will depend upon our ability to identify and attract new resellers. Our competitors also use reseller arrangements and may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to maintain and/or expand our network of resellers could impair our ability to grow revenues in the future.

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
In addition, we have a non-exclusive distribution agreement with Arrow pursuant to which Arrow’s primary role is to enable a more efficient and effective distribution channel for our products and services by managing our resellers and leveraging their industry experience. Arrow accounted for approximately 37% of our total revenues for both fiscal 2023 and fiscal 2022 and 36% of our total revenues in fiscal 2021. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
Our OEMs sell and integrate our solutions which represents a material portion of our revenues. We have no control over the shipping dates or volumes of systems these OEMs sell and they have no obligation to sell systems incorporating our solutions. They also have no obligation to recommend or offer our solutions exclusively or at all. They have no minimum sales requirements and can terminate our relationship at any time. These OEMs also could choose to develop their own data protection solutions. Our OEM partners compete with one another. If one of our OEM partners views our arrangement with another OEM as competing, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by OEMs could have a material adverse effect on our revenues and results of operations in future periods.
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
Our outstanding accounts receivables are generally not secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of our solution. Volatile economic conditions, including those related to the COVID-19 pandemic and its variants, the war in Ukraine and the global response, or the financial instability of banking institutions could result in our customers and resellers facing liquidity concerns leading to them not being able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows.
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
•our customers’ willingness to replace their current solutions;
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
We depend on growth in the data protection solutions market, and lack of growth or contraction in this market could have a material adverse effect on our sales and financial condition.
Demand for data protection solutions is linked to growth in the amount of data generated and stored, demand for data retention and management (whether as a result of regulatory requirements or otherwise) and demand for and adoption of new backup devices and networking technologies. Because our solutions are concentrated within the data protection market, if the demand for backup and data protection solutions devices declines, our sales, profitability and financial condition would be materially adversely affected.
Furthermore, the data protection solutions market is dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations adopting data protection solutions for their environments. The market for data protection solutions may not continue to grow at historic rates, or at all. If this market fails to grow or grows more slowly than we currently anticipate, our sales and profitability could be adversely affected.
Our as-a-service offerings require costly and continual infrastructure investments and if these investments do not yield the expected return, our business and financial performance might be adversely impacted.
In order to deliver our as-a-service offerings via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this alternative business model. In addition, as we look to deliver new or different cloud-based services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. We expect that over time the percentage of our revenue attributable to our as-a-service offerings will continue to increase. If these offerings do not garner widespread market adoption, or there is a reduction in demand for these services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer.
We rely on third-party hosting providers to deliver our as-a-service offerings. Therefore, any disruption or interference with our use of these services could adversely affect our business.
Our use of third-party hosting facilities requires us to rely on the functionality and availability of the third parties’ services, as well as their data security, which despite our due diligence, may be or become inadequate. Our continued growth depends in part on the ability of our existing and potential customers to use and access our cloud services or our website to download our software within an acceptable amount of time. Third-party service providers operate platforms that we access, and we are vulnerable to their service interruptions. We may experience interruptions, delays, and outages in service and availability due to problems with our third-party service providers’ infrastructure. This infrastructure’s lack of availability could be due to many potential causes, including technical failures, power shortages, natural disasters, fraud, terrorism, or security attacks that we cannot predict or prevent. Such outages could trigger our service level agreements and the issuance of credits to our customers, which may impact our business and consolidated financial statements.
If we are unable to renew our agreements with our cloud service providers on commercially reasonable terms, an agreement is prematurely terminated, or we need to add new cloud services providers to increase capacity and uptime, we could experience interruptions, downtime, delays, and additional expenses related to transferring to and providing support for these new platforms. Any of the above circumstances or events may harm our reputation and brand, reduce our platforms’ availability or usage, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
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
Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $141.8 million, or 18% of our total revenues in fiscal 2023, $153.6 million, or 20% of our total revenues in fiscal 2022 and $133.4 million, or 18% of our total revenues in fiscal 2021. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
We implemented a restructuring program in fiscal 2022, which we cannot guarantee will achieve its intended result.
In fiscal 2022, we initiated a restructuring plan to increase efficiency in our sales, marketing and distribution functions while reducing costs across all functional areas. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
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

We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to governmental approval, execution, integration or underperformance relative to prior expectations. Acquisitions may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated.

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
As a global company, with employees and customers located around the world in a variety of industries, our performance may be impacted by public health crises, including the COVID-19 pandemic, which has caused global economic uncertainty. The emergence of a public health threat could pose the risk that our employees, partners, and customers may be prevented from conducting business activities at full capacity for an indefinite period, due to the spread of the disease or suggested or mandated by governmental authorities. Moreover, these conditions can affect the rate of information technology spending and may adversely affect our customers’ willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their contracts, cause our customers to request concessions including extended payment terms or better pricing, or affect attrition rates, all of which could adversely affect our future sales and operating results. The global spread of COVID-19 has created significant uncertainty, and economic disruption. We have undertaken measures to protect our employees, partners, and customers, including allowing our employees to work remotely; however, there can be no assurance that these measures will be sufficient or that we can implement them without adversely affecting our business operations.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to global federal, state, and local governmental agencies account for a portion of our revenue, and we may in the future increase sales to government entities. This customer base experiences budgetary constraints or shifts in spending priorities regularly which may adversely affect sales of our solutions to government entities.
Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our solutions. Government entities may require contract terms that differ from our standard terms and conditions including termination rights favorable for the customer, audit rights, and maintenance of certain security clearances for facilities and employees which can entail administrative time and effort resulting in costs and delays. Government demand for our solutions may be more volatile as they are affected by stringent regulations, public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict.
We are subject to several local, state, federal and foreign laws and regulations regarding privacy and data protection, and any actual or perceived failure by us to comply with such laws and regulations could adversely affect our business.
We are currently subject, and may become further subject, to federal, state and foreign laws and regulations regarding the privacy and protection of personal data or other potentially sensitive information. In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, data privacy laws, consumer protection laws, and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the "CCPA"), imposes obligations on certain businesses to provide specific disclosures in privacy notices and grant California residents certain rights related to their personal data. The CCPA imposes statutory fines for noncompliance (up to $7,500 per violation). Other states have enacted or proposed similar laws. These developments may increase legal risk and compliance costs for us and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s ("E.U.") General Data Protection Regulation ("E.U. GDPR"), and the United Kingdom’s ("U.K.") GDPR ("U.K. GDPR"), impose strict requirements for processing the personal data of individuals. Violations of these obligations carry significant potential consequences. For example, under the E.U. GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. Additionally, new and emerging data privacy regimes may be applicable in Asia, including China's Personal Information Protection Law, Japan's Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.

In addition, as a technology provider, our customers expect us to demonstrate compliance with current data privacy laws and further make contractual commitments and implement processes to enable the customer to comply with their own obligations under data privacy laws, and our actual or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly regulated industries.

Our actual or perceived failure to comply with laws, regulations, contractual commitments, or other actual or asserted obligations, including certain industry standards, regarding personal information, or other confidential information of individuals could lead to costly legal action, brand and reputational damage, significant liability, inability to process data, and decreased demand for our services, which could adversely affect our business. In addition, any security breach that results in the release of, or unauthorized access to, personal information, or other confidential information of individuals could subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data security, unfair practices or consumer protection laws which could have an adverse effect on our business, financial condition or operating results. The scope and interpretation of these laws could change and the associated burdens and our compliance costs could increase in the future.
Changes in senior management or key personnel could cause disruption in the Company and have a material effect on our business.
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
We have a $100 million revolving credit facility. As of March 31, 2023, there were no borrowings under the credit facility. If we were to borrow substantially against this facility the indebtedness could have adverse consequences, including:
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
The credit facility also contains financial maintenance covenants, including a leverage ratio and interest coverage ratio, and customary events of defaults. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. For further discussion on our revolving credit facility, see Note 17 of the notes to the consolidated financial statements.
Risks Related to our International Operations
If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed.
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of March 31, 2023, we had approximately 850 employees located in India. Wage costs differentiate depending on regions throughout the world. Wages in India are increasing at a faster rate than in the many other countries, including the United States. These increases could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. In recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations. These policies may not continue. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed and our results of operations could be negatively impacted.
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
We have significant sales and services operations outside the United States and derive a substantial portion of our revenues from these operations. We generated approximately 47% and 48% of our revenues from outside the United States in fiscal 2023 and fiscal 2022, respectively. International revenue decreased 1% in fiscal 2023 compared to fiscal 2022. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.

In addition to facing risks similar to the risks faced by our domestic operations, our international operations are also subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:
•adverse effects in economic conditions in the countries in which we operate related specifically to the COVID-19 pandemic and the governmental regulations put in place as a result of the virus, the war in Ukraine, and the financial instability of banking institutions;
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
IT system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the delivery of our solutions, negatively affecting customer support or professional services, preventing the processing of transactions and reporting of financial results, and disturbing our enterprise resource planning system. IT system failures, network disruptions and breaches of data security could also result in the unintentional disclosure of customer or our information as well as damage our reputation. There can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our financial condition and operating results. Cybersecurity breaches and other exploited security vulnerabilities could subject us to significant costs and third-party liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of our products and services, damage our reputation, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to litigation, regulatory investigations, and significant fines and penalties.
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
In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could adversely impact our business, internal controls, results of operations, and financial condition.
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
The process of determining our anticipated tax liabilities involves many calculations and estimates that are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the outcomes of audits with tax authorities and the positions that we will take on tax returns prior to our actually preparing the returns. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. For further discussion on income taxes, see Note 12 of the notes to the consolidated financial statements.
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

Risks Related to our Common Stock
Goodwill represents a portion of our assets and any impairment of these assets could negatively impact our results of operations.
At March 31, 2023, our goodwill was approximately $127.8 million, which represented approximately 16% of our total assets. We test goodwill for impairment at least annually at the reporting unit level, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of its carrying amount. This quantitative assessment requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. For additional information on our goodwill impairment testing, see Note 2 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Any future impairment of this asset could have a material adverse effect on our results of operations.
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
•broad market and industry factors, including financial instability of banking institutions; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to such events.
The market prices of data protection solutions companies have been extremely volatile. Stock prices of many of those companies have often fluctuated in a manner unrelated or disproportionate to their operating performance. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. Securities litigation could have a substantial cost and divert resources and the attention of management from our business.
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
Any economic failure or other material disruption caused by war, climate change or natural disasters, including fires, floods, hurricanes, earthquakes, and tornadoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or similar events could also adversely affect our ability to conduct business. If such disruptions result in cancellations of customer orders or contribute to a general decrease in economic activity or corporate spending on IT, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected.
There is also an increasing concern over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risk includes longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.
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
We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of which would have a severe negative affect on our operations and liquidity.
We may maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation and the New York State Department of Financial Services closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the FDIC was appointed as receiver for SVB and Signature. In the event of a failure or liquidity issues of or at any of the financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
Similarly, if our customers or partners experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal administrative, sales, marketing, customer support and research and development facility is located at our owned corporate headquarters in Tinton Falls, New Jersey. In January 2023 we entered into an agreement to sell the property. The agreement includes a due diligence period for the buyer, is contingent on receiving approvals from certain government agencies, and includes other customary closing conditions. We believe the sale will likely close in the first half of fiscal 2024. Upon closing of the transaction, Commvault will enter into a lease for a portion of the premises.
In addition, we have offices in the United States in California, Florida and Texas; and outside the United States in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Israel, Italy, Netherlands, Poland, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, United Arab Emirates, and United Kingdom.

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

Market for our Common Stock
Our common stock is listed and traded on The Nasdaq Stock Market under the symbol “CVLT”.
Stockholders
As of May 3, 2023, there were approximately 43 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2018 and March 31, 2023, with the cumulative total return of (i) The Nasdaq Computer Index and (ii) The Nasdaq Composite Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2018 in our common stock, The Nasdaq Composite Index and The Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2018 was the closing sales price of $57.20 per share.
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

Commvault
Nasdaq Composite Index
Nasdaq Computer Index
300
250
200
150
100
50
$ (In Thousands)
03/31/18
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23

	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023
Commvault	100.00	113.18	70.77	112.76	116.00	99.20
Nasdaq Composite Index	100.00	109.43	109.01	187.54	201.33	173.03
Nasdaq Computer Index	100.00	111.52	125.07	219.28	263.47	235.80

Issuer Purchases of Equity Securities
During the three months ended March 31, 2023, we repurchased $60.8 million of common stock, or approximately 1.0 million shares, under our repurchase program. As a result, $99.1 million remained available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1-31, 2023	284,000	$60.37	284,000	$142,725
February 1-28, 2023	513,000	62.77	513,000	110,526
March 1-31, 2023	203,500	56.25	203,500	99,079	*
Three months ended March 31, 2023	1,000,500	$60.76	1,000,500
*On April 20, 2023, the Board of Directors approved an increase in our share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. For discussion comparing the period ended March 31, 2022 to March 31, 2021, please refer to our Annual Report on Form 10-K, filed with the SEC on May 6, 2022.
Overview
Incorporated in Delaware in 1996, Commvault Systems, Inc. provides its customers with a data protection platform that helps them secure, defend and recover their most precious asset, their data. We provide these products and services for their data across the following environments: on-premises, hybrid, or multi-cloud. Our data protection offerings are delivered via self-managed software, software-as-a-service (SaaS), integrated appliances, or managed by partners. Customers use our technology to protect themselves from threats like ransomware and recover their data.
Industry
The industry in which we currently operate continues to go through accelerating changes as the result of compounding data growth and the introduction of new technologies. We are continuing to pursue an aggressive product development program in both data and information management solutions. Our data protection solutions include not only traditional backup, but also new innovations in de-duplication, data movement, virtualization, snap-based backups and enterprise reporting. Our information management innovations are primarily in the areas of archiving, eDiscovery, records management, governance, operational reporting and compliance. We remain focused on both the data and information management trends in the marketplace and, in fact, a material portion of our existing research and development expenses are utilized toward the development of such new technologies.
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

Sources of Revenues
We derive a significant portion of our total revenues from sales of licenses of our software applications. We do not customize our software for a specific end-user customer. We sell our software applications to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Our software and products revenue was 45% of our total revenues for fiscal 2023, 46% in fiscal 2022 and 45% in fiscal 2021.
We continue to focus on subscription and other recurring revenue arrangements and continue to generate revenue from the renewals of subscription licenses sold in prior years. Any of our pricing models (capacity, instance based, etc.) can be sold via a subscription arrangement. In these arrangements, the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. During the fiscal year ended March 31, 2023, approximately 79% of software license revenue was sold under a subscription model. Software license revenue sold under a subscription model was 69% and 59% in the fiscal years ended March 31, 2022 and 2021, respectively. We also sell to some customers, primarily managed service providers, via utility, or pay-as-you-go models. In these arrangements, there is no minimum commitment and actual usage is regularly measured and billed. Revenue in these utility arrangements is recognized as the software is used.
Our total software and products revenue in any particular period is, to a certain extent, dependent upon our ability to generate revenues from large customer software and products deals, which we refer to as larger deal transactions. Larger deal transactions (transactions greater than $0.1 million of software and product revenue) represented approximately 73% of our software and products revenue in fiscal 2023, 72% in fiscal 2022 and 69% in fiscal 2021.
Software and products revenue generated through indirect distribution channels accounted for approximately 90% of total software and products revenue in recent fiscal years. Software and products revenue generated through direct distribution channels accounted for approximately 10% of total software and products revenue in recent fiscal years. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements and vice versa, which are not always in our control and can cause this overall percentage split to vary from fiscal year to fiscal year. As such, there may be fluctuations in the dollars and percentage of software and products revenue generated through our direct distribution channels from time to time. We believe that the growth of our software and products revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 37% of our total revenues through Arrow in both fiscal 2023 and fiscal 2022, and 36% of our total revenues in fiscal 2021. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
Our services revenue was 55% of our total revenues for fiscal 2023, 54% in fiscal 2022 and 55% in fiscal 2021. Our services revenue is made up of fees from the delivery of customer support, SaaS, and other professional services, which are typically sold in connection with the sale of our software applications. Customer support agreements provide technical support and unspecified software updates on a when-and-if-available basis for an annual fee based on licenses purchased and the level of service subscribed. Metallic, our SaaS solution, allows customers to use hosted software over the contract period without taking possession of the software. Revenue related to Metallic is generally recognized ratably over the contract term as services revenue. Other professional services include consulting, assessment and design services, implementation and post-deployment services and training, all of which to date have predominantly been sold in connection with the sale of software applications.

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
The gross margin of our services revenue was 72% for fiscal 2023, 76% for fiscal 2022 and 79% for fiscal 2021. Overall, our services revenue has lower gross margins than our software and products revenue. The gross margin of our software and products revenue was 96% for both fiscal 2023 and fiscal 2022, and 92% for fiscal 2021. The increase in gross margin percentage of software and products is a result of reduced sales of hardware associated with our appliance as well as reduced software royalties associated with sales of HyperScale appliances and software. With the launch of HyperScale X in the second half of fiscal 2021, we now typically sell software to a third party that sells an integrated appliance to end user customers. As a result, our hardware revenues and cost of sales have been decreasing.
Description of Costs and Expenses
Our cost of revenues is as follows:

•Cost of Software and Products Revenue, consists primarily of the cost of third-party royalties and other costs such as media, manuals, translation and distribution costs, and hardware associated with our appliances; and

•Cost of Services Revenue, consists of salary and employee benefit costs in providing customer support and other professional services as well as third-party hosting fees related to our as-a-service offerings.

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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenue for fiscal 2023 and 48% for both fiscal 2022 and fiscal 2021. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from fiscal 2022, our software and products revenue would have been higher by $15.1 million, our services revenue would have been higher by $19.7 million, our cost of sales would have been higher by $4.2 million and our operating expenses would have been higher by $18.6 million from non-U.S. operations for fiscal 2023.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $1.2 million in fiscal 2023, insignificant losses in fiscal 2022 and losses of $1.9 million in fiscal 2021.
Critical Accounting Policies
In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. The following is a description of these critical accounting policies.
Revenue Recognition
We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software and products revenue) and which portions must be deferred and recognized in future periods (generally services revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the credit-worthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period. We record revenue net of sales tax.
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
We sell both perpetual and term-based licenses of our software. We refer to our term-based software licenses as subscription arrangements. We do not customize our software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software licenses (both perpetual and subscription) are functional intellectual property that is distinct, as the user can benefit from the software on its own. Software revenue for both perpetual and subscription licenses is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the new subscription period.

We also offer appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We typically offer appliances via a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenue and costs associated with hardware are usually not included in our financial statements.
Services revenue includes revenue from customer support, SaaS, and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. We sell our customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year on our perpetual licenses. The term of our subscription arrangements is typically three years but can range between one and five years.
Commvault's SaaS offerings, which are branded as Metallic, allow customers to use hosted software over the contract period without taking possession of the software. Revenue related to Metallic is generally recognized ratably over the contract term as services revenue.

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

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software and Products Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other Services Revenue
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
As-a-service (Metallic)	Ratably over the course of the contract (over time)	Annually or at the beginning of the contract period	Observable in transactions without multiple performance obligations

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
Goodwill
We test goodwill for impairment at least annually, on January 1, by performing a quantitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. We have one reporting unit. Goodwill is tested at this reporting unit level. This requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. During the fourth quarter of fiscal 2023, we completed the annual impairment test for goodwill and determined that it had not been impaired as of the test date, January 1, 2023.

Results of Operations
Fiscal year ended March 31, 2023 compared to fiscal year ended March 31, 2022
Revenues (in millions)
- Total revenues increased $15.0 million, or 2% as a result of the following:

•An increase in services revenue driven by the year over year increase in revenue from Metallic as-a-service arrangements.
•Software and products revenue represented 45% of our total revenues in fiscal 2023 and 46% of our total revenues in fiscal 2022.

•Services revenue represented 55% of our total revenues in fiscal 2023 and 54% of our total revenues in fiscal 2022.
•Using the average foreign currency exchange rates from the fiscal year ended March 31, 2022, our total revenues would have increased 6% compared to the fiscal year ended March 31, 2022.
Software and products revenue decreased $1.4 million, primarily due to:

•The impact of the year over year strengthening of the U.S. dollar, particularly as compared to the Euro and British Pound. Using the average foreign currency exchange rates from the fiscal year ended March 31, 2022, our software and products revenue would have increased 4% compared to the fiscal year ended March 31, 2022.
•The foreign currency impact was partially offset by an increase of $3.2 million, or 1%, in larger deal transactions (deals greater than $0.1 million in software and products revenue). Larger deal transactions represented approximately 73% of our software and products revenue in fiscal 2023 and 72% of our software and products revenue in fiscal 2022.
•The average dollar amount of larger deal transactions was approximately $345 thousand in fiscal 2023 and approximately $320 thousand in fiscal 2022. There were 750 larger deal revenue transactions in fiscal 2023 compared to 799 deals in fiscal 2022.
•The increase in larger deal transaction revenue was partially offset by a decrease of $4.6 million in transactions less than $0.1 million.

- Services revenue increased $16.4 million, or 4%, primarily due to:
•An increase in other services revenue, driven primarily by the year over year increase in revenue from Metallic as-a-service arrangements, partially offset by a decrease in revenue from customer support agreements.
•Using the average foreign currency exchange rates from the fiscal year ended March 31, 2022, our services revenue would have increased 9% compared to the fiscal year ended March 31, 2022.
We track software and products revenue on a geographic basis. Our International region encompasses Europe, Middle East, Africa, Australia, India, Japan, Southeast Asia, and China. Our Americas region includes the United States, Canada, and Latin America. Americas and International represented 60% and 40% of total software and products revenue, respectively, for the fiscal year ended March 31, 2023. Software and products revenue was flat year over year in the Americas and decreased 1% in International.
▪The decrease in International software and products revenue was primarily due to the year over year strengthening of the U.S. dollar, particularly as compared to the Euro and British Pound. Using the average foreign currency exchange rates from the fiscal year ended March 31, 2022, our International revenue would have increased 10% compared to the fiscal year ended March 31, 2022.
Our software and products revenue in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

    Cost of Revenues and Gross Margin ($ in millions)
- Total cost of revenues increased $21.5 million and represented 17% and 15% of our total revenues in fiscal 2023 and fiscal 2022, respectively.
- Cost of software and products revenue increased $0.6 million and represented 4% of software and products revenue in both fiscal 2023 and fiscal 2022.
- Cost of services revenue increased $20.9 million and represented 28% of our services revenue in fiscal 2023 compared to 24% in fiscal 2022. The increase in cost of services revenue primarily related to an increase in the cost of infrastructure related to Metallic as-a-service offerings as they continue to scale.

Operating Expenses ($ in millions)
–Sales and marketing expenses decreased $0.8 million, primarily due to a decrease in employee compensation and sales commissions relative to the prior year period partially offset by increases in stock compensation and travel expenses.

- Research and development expenses decreased $11.8 million, or 8%, due to decreases in employee compensation and related expenses, including a $5.3 million decrease in stock-based compensation, and the completion of payments related to key employees of Hedvig, Inc., which ended in the fourth quarter of fiscal 2022. Investing in research and development has been a priority for Commvault, and we anticipate continued spending related to the development of our data protection software applications.

- General and administrative expenses increased $1.2 million, or 1%, primarily due to increases in employee compensation and related expenses compared to prior year, partially offset by a $0.9 million decrease in stock-based compensation.

- Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2022, is aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. The plan also included a reorganization to combine our EMEA and APJ field organizations into our International region. Restructuring expenses were $15.5 million and $6.2 million for the years ended March 31, 2023 and 2022, respectively. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These charges include $2.6 million in fiscal 2023 and $1.7 million in fiscal 2022 of stock-based compensation related to modifications of existing awards granted to certain employees included in the restructuring. We cannot guarantee the restructuring program will achieve its intended result. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

- Depreciation and amortization expense decreased $0.4 million, from $9.7 million in fiscal 2022 to $9.3 million in fiscal 2023, driven by the reclassification of our owned corporate headquarters as assets held for sale.

- Impairment charges: During the fourth quarter of fiscal 2023, we entered into an agreement to sell our owned corporate headquarters in Tinton Falls, New Jersey. The property was reclassified as assets held for sale and the previous carrying amount was written down to its estimated fair value, less estimated costs to sell, resulting in a noncash impairment charge of $53.5 million.
Interest Income
Interest income increased $0.6 million, from $0.7 million in fiscal 2022 to $1.3 million in fiscal 2023 primarily as a result of an increase in long term receivables that include a financing component.
Interest Expense
Interest expense increased $0.4 million as a result of entering into a revolving credit facility in late fiscal 2022.
Income Tax Expense
Income tax expense was $20.4 million in fiscal 2023 compared to expense of $9.8 million in fiscal 2022. The income tax expense for the year ended March 31, 2023 relates primarily to current U.S. and foreign taxes. The increase in income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the effects of capitalization and amortization of research and development expenses starting in fiscal year 2023 as required by the 2017 Tax Cuts and Jobs Act. Given we have recorded a valuation allowance against our deferred tax assets, there is no corresponding deferred tax benefit related to the current tax expense associated with the capitalization of research and development expenses.
Liquidity and Capital Resources
As of March 31, 2023, our cash balance was $287.8 million. The amount of cash and cash equivalents held outside of the United States by our foreign legal entities was approximately $183.3 million. In recent fiscal years, our principal source of liquidity has been cash provided by operations. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A.. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of March 31, 2023, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
During the year ended March 31, 2023, we repurchased $150.9 million of common stock, or approximately 2.5 million shares. On April 20, 2023, the Board of Directors approved an increase in our share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. While we are not obligated to, our current practice is to repurchase shares using at least 75% of free cash flow (operating cash flow less capital expenditures).

A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2023	2022	2021	2020	2019
Cash used for repurchases (in thousands)	$150,921	$305,239	$95,259	$77,198	$132,697
Shares repurchased (in thousands)	2,521	4,307	1,643	1,701	2,115
Average price per share	$59.90	$70.87	$57.97	$45.37	$62.74

Our summarized cash flow information is as follows (in thousands):

	Year Ended March 31,
	2023	2022
Net cash provided by operating activities	$170,288	$177,180
Net cash used in investing activities	(5,286)	(24,444)
Net cash used in financing activities	(135,579)	(276,088)
Effects of exchange rate — changes in cash	(9,152)	(6,378)
Net increase (decrease) in cash and cash equivalents	$20,271	$(129,730)

    - Net cash provided by operating activities was impacted by:
•Fiscal 2023: net loss adjusted for the impact of non-cash charges, including the impairment of our owned corporate headquarters, and increases in deferred revenue partially offset by decreases in accrued expenses.
•Fiscal 2022: net income adjusted for the impact of non-cash charges and increases in deferred revenue and accrued expenses, partially offset by increases in accounts receivable and deferred commissions.

    - Net cash used in investing activities was impacted by:
•Fiscal 2023: $3.2 million of capital expenditures and $2.1 million for the purchase of equity securities.
•Fiscal 2022: $16.9 million used for the acquisition of TrapX, $3.9 million of capital expenditures and $4.1 million for the purchase of equity securities partially offset by proceeds of $0.5 million related to the sale of an equity investment.

    - Net cash used in financing activities was impacted by:
•Fiscal 2023: $150.9 million used to repurchase shares of our common stock under our repurchase program, $0.1 million of debt issuance costs paid partially offset by $15.4 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
•Fiscal 2022: $305.2 million used to repurchase shares of our common stock under our repurchase program, $0.6 million of debt issuance costs paid partially offset by $29.7 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
Working capital increased $50.8 million from $90.0 million as of March 31, 2022 to $140.8 million as of March 31, 2023. The increase in working capital is primarily due to the reclassification of our owned corporate headquarters as assets held for sale.
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
Summary Disclosures about Contractual Obligations and Commercial Commitments
Our material capital commitments consist of obligations under facilities and operating leases. Some of these leases have free or escalating rent payment provisions. Refer to the notes to the consolidated financial statements for further discussion on operating leases.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software and products revenues, was $9.3 million in fiscal 2023 and $11.2 million in fiscal 2022.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Indemnifications
Certain of our software licensing agreements contain certain provisions that indemnify our customers from any claim, suit or proceeding arising from alleged or actual intellectual property infringement. These provisions continue in perpetuity along with our software licensing and as-a-service agreements. We have never incurred a liability relating to one of these indemnification provisions in the past and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.
Impact of Recently Issued Accounting Standards
See Note 2 of the notes to the consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our sales were outside the United States in fiscal 2023 and 48% in fiscal 2022. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $11.0 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of $1.2 million in fiscal 2023, insignificant losses in fiscal 2022, and losses of $1.9 million in fiscal 2021.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 5, 2023 expressed an unqualified opinion thereon.

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
To test the amount of revenue recognized, we performed audit procedures that included, among others, testing a sample of revenue transactions during the year and evaluating the identification of performance obligations based on an analysis of the contractual terms and independent confirmations of the terms and conditions of the contract directly with customers.

We have served as the Company’s auditor since 1998.

/s/ Ernst & Young LLP
Iselin, New Jersey
May 5, 2023

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$287,778	$267,507
Trade accounts receivable, net	210,441	194,238
Assets held for sale	38,680	—
Other current assets	14,015	22,336
Total current assets	550,914	484,081
Property and equipment, net	8,287	106,513
Operating lease assets	11,784	14,921
Deferred commissions cost	59,612	52,974
Intangible assets, net	2,292	3,542
Goodwill	127,780	127,780
Other assets	21,905	26,269
Total assets	$782,574	$816,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108	$432
Accrued liabilities	97,888	121,837
Current portion of operating lease liabilities	4,518	4,778
Deferred revenue	307,562	267,017
Total current liabilities	410,076	394,064
Deferred revenue, less current portion	174,393	150,180
Deferred tax liabilities, net	134	808
Long-term operating lease liabilities	8,260	11,270
Other liabilities	3,613	3,929
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 44,140 shares and 44,511 shares issued and outstanding at March 31, 2023 and 2022, respectively	440	443
Additional paid-in capital	1,264,608	1,165,948
Accumulated deficit	(1,062,900)	(898,699)
Accumulated other comprehensive loss	(16,050)	(11,863)
Total stockholders’ equity	186,098	255,829
Total liabilities and stockholders’ equity	$782,574	$816,080

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2023	2022	2021
Revenues:
Software and products	$355,082	$356,487	$326,843
Services	429,508	413,104	396,629
Total revenues	784,590	769,591	723,472
Cost of revenues:
Software and products	14,684	14,057	27,218
Services	120,718	99,802	82,155
Total cost of revenues	135,402	113,859	109,373
Gross margin	649,188	655,732	614,099
Operating expenses:
Sales and marketing	340,783	341,644	331,948
Research and development	141,847	153,615	133,401
General and administrative	104,240	103,049	92,214
Restructuring	15,452	6,192	23,471
Depreciation and amortization	9,270	9,666	14,628
Impairment charges	53,481	—	40,700
Total operating expenses	665,073	614,166	636,362
Income (loss) from operations	(15,885)	41,566	(22,263)
Interest income	1,300	656	1,028
Interest expense	(472)	(109)	—
Other income (loss), net	(305)	1,301	—
Income (loss) before income taxes	(15,362)	43,414	(21,235)
Income tax expense	20,412	9,790	9,719
Net income (loss)	$(35,774)	$33,624	$(30,954)
Net income (loss) per common share:
Basic	$(0.80)	$0.74	$(0.66)
Diluted	$(0.80)	$0.71	$(0.66)
Weighted average common shares outstanding:
Basic	44,664	45,443	46,652
Diluted	44,664	47,220	46,652

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2023	2022	2021
Net income (loss)	$(35,774)	$33,624	$(30,954)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,187)	(1,513)	3,073
Comprehensive income (loss)	$(39,961)	$32,111	(27,881)

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2020	46,011	$458	$978,659	$(553,790)	$(13,423)	$411,904
Cumulative effect of adoption of ASU 2016-13				(84)		(84)
Stock-based compensation			84,833			84,833
Share issuance related to stock-based compensation	2,115	21	20,500			20,521
Repurchase of common stock	(1,644)	(16)	(14,297)	(80,946)		(95,259)
Net loss				(30,954)		(30,954)
Other comprehensive income					3,073	3,073
Balance at March 31, 2021	46,482	463	1,069,695	(665,774)	(10,350)	394,034
Stock-based compensation			105,163			105,163
Share issuance related to stock-based compensation	2,336	23	29,737			29,760
Repurchase of common stock	(4,307)	(43)	(38,647)	(266,549)		(305,239)
Net income				33,624		33,624
Other comprehensive loss					(1,513)	(1,513)
Balance at March 31, 2022	44,511	443	1,165,948	(898,699)	(11,863)	255,829
Stock-based compensation			105,746			105,746
Share issuance related to stock-based compensation	2,150	22	15,383			15,405
Repurchase of common stock	(2,521)	(25)	(22,469)	(128,427)		(150,921)
Net loss				(35,774)		(35,774)
Other comprehensive loss					(4,187)	(4,187)
Balance at March 31, 2023	44,140	$440	$1,264,608	$(1,062,900)	$(16,050)	$186,098

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(35,774)	$33,624	$(30,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,323	10,950	15,878
Noncash stock-based compensation	105,746	105,163	84,833
Noncash change in fair value of equity securities	305	(301)	—
Noncash impairment charges	53,481	—	40,700
Deferred income taxes	(674)	49	(92)
Amortization of deferred commissions cost	22,626	18,339	18,318
Impairment of operating lease assets	—	—	1,684
Changes in operating assets and liabilities:
Trade accounts receivable	(11,596)	(20,371)	(34,622)
Operating lease assets and liabilities, net	(56)	(925)	(1,157)
Other current assets and Other assets	6,179	3,732	11,887
Deferred commissions cost	(30,529)	(33,512)	(24,095)
Accounts payable	(297)	60	49
Accrued liabilities	(24,213)	10,400	10,660
Deferred revenue	73,756	48,295	31,740
Other liabilities	1,011	1,677	(874)
Net cash provided by operating activities	170,288	177,180	123,955
Cash flows from investing activities
Proceeds from maturity of short-term investments	—	—	43,645
Purchase of property and equipment	(3,241)	(3,911)	(8,176)
Purchase of equity securities	(2,045)	(4,139)	—
Business combination, net of cash acquired	—	(16,894)	—
Other	—	500	—
Net cash provided by (used in) investing activities	(5,286)	(24,444)	35,469
Cash flows from financing activities
Repurchase of common stock	(150,921)	(305,239)	(95,259)
Proceeds from stock-based compensation plans	15,405	29,760	20,521
Debt issuance costs	(63)	(609)	—
Net cash used in financing activities	(135,579)	(276,088)	(74,738)
Effects of exchange rate — changes in cash	(9,152)	(6,378)	16,469
Net increase (decrease) in cash and cash equivalents	20,271	(129,730)	101,155
Cash and cash equivalents at beginning of year	267,507	397,237	296,082
Cash and cash equivalents at end of year	$287,778	$267,507	$397,237

Supplemental disclosures of cash flow information
Interest paid	$253	$13	$—
Income taxes paid	$15,175	$(1,493)	$2,959
See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1.     Nature of Business
Commvault Systems, Inc. ("Commvault," "we," "us," or "our") provides its customers with a data protection platform that helps them secure, defend and recover their data. We provide these products and services: on-premises, hybrid, or multi-cloud. Our data protection offerings are delivered via self-managed software, software-as-a-service (SaaS), integrated appliance, or managed by partners.
2.     Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Commvault. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, deferred commissions, purchased intangible assets and goodwill. Actual results could differ from those estimates.
Revenue
We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). We record revenue net of sales tax. For a further discussion of our accounting policies related to revenue, see Note 3 of the notes to the consolidated financial statements.
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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $8,663, $9,572, and $9,560 for the years ended March 31, 2023, 2022 and 2021, respectively.
Accounting for Income Taxes
We account for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
factors, including the level of pre-tax earnings, income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. We provide for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries in the year the tax is incurred and record an estimate of GILTI as a component of the tax provision. We use significant judgment and estimates in evaluating tax positions. The effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. These gains and losses relate primarily to receivables and payables that are not denominated in the functional currency of the subsidiary they relate to. We recognized net foreign currency transaction losses of $1,163 in the year ended March 31, 2023, insignificant losses in the year ended March 31, 2022, and losses of $1,918 in the year ended March 31, 2021.
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the vesting of restricted stock units, shares to be purchased under the Employee Stock Purchase Plan ("ESPP"), and the exercise of stock options. The dilutive effect of such potential common shares is reflected in diluted earnings (loss) per share by application of the treasury stock method.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table sets forth the reconciliation of basic and diluted net income (loss) per common share:

	Year Ended March 31,
	2023	2022	2021
Net income (loss)	$(35,774)	$33,624	$(30,954)
Basic net income (loss) per common share:
Basic weighted average shares outstanding	44,664	45,443	46,652
Basic net income (loss) per common share	$(0.80)	$0.74	$(0.66)
Diluted net income (loss) per common share:
Basic weighted-average shares outstanding	44,664	45,443	46,652
Dilutive effect of stock options and restricted stock units (1)	—	1,777	—
Diluted weighted-average shares outstanding	44,664	47,220	46,652
Diluted net income (loss) per common share	(0.80)	0.71	(0.66)

(1) In fiscal 2023 and 2021 dilutive shares have been excluded because we were in a net loss position.

The diluted weighted-average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 3,939, 505 and 5,024 for the fiscal years ended March 31, 2023, 2022 and 2021, respectively, because the effect would have been anti-dilutive.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Unbilled receivables represent amounts for which revenue has been recognized but which have not yet been invoiced to the customer. The current portion of unbilled receivables is included in trade accounts receivable on the consolidated balance sheets. Long-term unbilled receivables are included in other assets. The allowance for doubtful accounts was $197 as of March 31, 2023 and $705 as of March 31, 2022. For the years ended March 31, 2023, 2022 and 2021, bad debt expense was immaterial.
Historically, we have not experienced material losses related to the inability to collect receivables from our customers. There is presently no indication that we will not collect material amounts of accounts receivable as of March 31, 2023. The inability to collect receivables could have a material impact on our results of operations.
Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow") totaled approximately 37% for the years ended March 31, 2023 and 2022, and 36% of total revenues for the year ended March 31, 2021. Arrow accounted for approximately 34% and 30% of total accounts receivable as of March 31, 2023 and 2022, respectively.

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

There were no financial assets or liabilities measured at fair value on a recurring basis for the years ended March 31, 2023 or 2022.
Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $5,900 as of March 31, 2023, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We have total unfunded commitments in private equity funds of $4,088 as of March 31, 2023.
Leases
We account for leases in accordance with ASC 842, Leases. For a further discussion of our accounting policies related to leases, see Note 16 of the notes to the consolidated financial statements.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Computer and related equipment is generally depreciated over eighteen months to three years and furniture and fixtures are generally depreciated over three to twelve years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease. Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.
In January 2023, the assets that previously comprised our owned headquarters met the held for sale criteria in accordance with ASC 360, Property, Plant and Equipment, and were reclassified as such. These assets are no longer being depreciated. For further discussion on assets held for sale, see Note 6 of the notes to the consolidated financial statements.

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
The incremental costs attributable to as-a-service offerings and professional services are generally amortized over the period the related services are provided and revenue is recognized. Amortization expense related to these costs is included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

3.    Revenue
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
We sell both perpetual and term-based licenses of our software. We refer to our term-based software licenses as subscription arrangements. We do not customize our software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software licenses (both perpetual and subscription) are functional intellectual property that is distinct, as the user can benefit from the software on its own. Software revenue for both perpetual and subscription licenses is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the new subscription period.
We also offer appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. We typically offer appliances via a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenue and costs associated with hardware are usually not included in our financial statements.
Services revenue includes revenue from customer support, as-a-service, and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. We sell our customer support contracts as a percentage of net software purchases the support is related to. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year on our perpetual licenses. The term of our subscription arrangements is typically three years, but can range between one and five years.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Commvault's as-a-service offerings, which are branded as Metallic, allow customers to use hosted software over the contract period without taking possession of the software. Revenue related to Metallic is generally recognized ratably over the contract term as services revenue.

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

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software and Products Revenue
Software Licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Customer Support Revenue
Software Updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other Services Revenue
Other Professional Services (except for education services)	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Education Services	When the class is taught (point in time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
As-a-service (Metallic)	Ratably over the course of the contract (over time)	Annually or at the beginning of the contract period	Observable in transactions without multiple performance obligations

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into the nature of the products and services and geographical regions. Our International region encompasses Europe, Middle East, Africa, Australia, India, Japan, Southeast Asia, China and our Americas region is comprised of the United States, Canada, and Latin America.

	Year Ended March 31, 2023
	Americas	International	Total
Software and Products Revenue	$214,627	$140,455	$355,082
Customer Support Revenue	184,568	129,745	314,313
Other Services Revenue	70,049	45,146	115,195
Total Revenue	$469,244	$315,346	$784,590

	Year Ended March 31, 2022
	Americas	International	Total
Software and Products Revenue	$215,264	$141,223	$356,487
Customer Support Revenue	202,867	144,248	347,115
Other Services Revenue	39,764	26,225	65,989
Total Revenue	$457,895	$311,696	$769,591

	Year Ended March 31, 2021
	Americas	International	Total
Software and Products Revenue	$187,027	$139,816	$326,843
Customer Support Revenue	215,831	141,950	357,781
Other Services Revenue	21,264	17,584	38,848
Total Revenue	$424,122	$299,350	$723,472

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening balance as of March 31, 2022	$177,182	$17,056	$14,296	$267,017	$150,180
Increase/(decrease), net	11,554	4,649	(4,429)	40,545	24,213
Ending balance as of March 31, 2023	$188,736	$21,705	$9,867	$307,562	$174,393

The net increase in accounts receivable (inclusive of unbilled receivables) and deferred revenue are a result of an increase in Metallic contracts which are billed upfront but recognized ratably over the contract period.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The amount of revenue recognized in the period that was included in the opening deferred revenue balance was approximately $265,871 for the year ended March 31, 2023. The vast majority of this revenue consists of customer support and SaaS arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. As of March 31, 2023, our remaining performance obligations (inclusive of deferred revenues) were $555,239, of which approximately 60% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter.
4.    Business Combination
In fiscal 2022, we completed the acquisition of TrapX Security, an Israeli-based cyber deception technology company, acquiring 100% of the equity interest for a purchase price of $18,653, paid in cash. The primary reason for the business combination is to expand the security features of our software-as-a-service offerings. The technology was valued using the replacement method. The following table summarizes the purchase price allocation as of the date of acquisition:

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
There were no impairments to the carrying amount of goodwill during the fiscal years ended March 31, 2023, 2022 or 2021.
Goodwill balances are as follows:

	2023	2022
Opening balance	$127,780	$112,435
Additions	—	15,345
Ending balance	$127,780	$127,780

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Intangible assets, net
Intangible assets are recorded at cost and amortized over useful lives of three years.

	March 31, 2023			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$3,750	$(1,458)	$2,292	$3,750	$(208)	$3,542
Amortization expense from acquired intangible assets was $1,250 for the fiscal year ended March 31, 2023, $208 for the fiscal year ended 2022 and $5,650 for fiscal year ended 2021.
Estimated future amortization expense of intangible assets with finite lives as of March 31, 2023 is as follows:

Year ending March 31,
2024	$1,250
2025	1,042
Total	$2,292

6.    Assets Held for Sale
During the fourth quarter of fiscal 2023, we entered into an agreement to sell our owned corporate headquarters in Tinton Falls, New Jersey for $40,000 in cash consideration and determined the assets and land related to headquarters met the criteria for classification as assets held for sale in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The property's previous carrying amount of $92,161 was written down to its estimated fair value, less estimated costs to sell, of $38,680, resulting in a non-cash impairment charge of $53,481 on our consolidated statements of operations for the period ended March 31, 2023. We believe the sale will likely close in the first half of fiscal 2024. Upon closing of the transaction, we will enter into a lease for a portion of the premises.

7.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2023	2022
Land	$—	$9,445
Buildings	—	103,244
Computers, servers and other equipment	43,135	45,557
Furniture and fixtures	3,264	15,031
Leasehold improvements	8,433	9,349
Purchased software	1,862	2,016
Construction in process	111	2,119
	56,805	186,761
Less: Accumulated depreciation and amortization	(48,518)	(80,248)
	$8,287	$106,513

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
We recorded depreciation and amortization expense of $8,958, $10,708, and $10,228 for the years ended 2023, 2022 and 2021, respectively. Depreciation expense allocated to our cost of goods sold was approximately $938 for the year ended 2023, and $1,250 for the years ended 2022 and 2021.
As discussed in Note 6 of the notes to the consolidated financial statements, assets related to the sale of the Tinton Falls, New Jersey headquarters were reclassified to assets held for sale in the fourth quarter of fiscal 2023, at which time depreciation ended.
8.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2023	2022
Compensation and related payroll taxes	$58,112	$73,409
Other	39,776	48,428
	$97,888	$121,837
9.     Commitments and Contingencies
Purchase Commitments
We, in the normal course of business, enter into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of March 31, 2023, relate to marketing and IT services and also include the remaining purchase commitments for our use of certain cloud services with third-party providers.

	2024	2025	2026	2027 and beyond	Total
Purchase commitments	$21,413	$10,348	$1,122	$164,600	$197,483

In June 2022, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2027. Under the amended agreement, we committed to a purchase of $200,000 throughout the term of the agreement. As of March 31, 2023, we had $164,600 of remaining obligations under the purchase agreement.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of software and products revenues, was as follows:

	Year Ended March 31,
	2023	2022	2021
Royalty expense	$9,339	$11,188	$16,256

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
Lease Obligations

Please refer to Note 16 of the notes to the financial statements for more detail on our minimum lease commitments.

Legal Proceedings
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

10.     Capitalization
Common Stock
We have 44,140 and 44,511 shares of common stock, par value $0.01, outstanding at March 31, 2023 and March 31, 2022, respectively.
Our share repurchase program has been funded by our existing cash and cash equivalent balances, as well as cash flows provided by our operations.
The Board of Directors (the "Board") had previously approved a share repurchase program of $250,000 in April 2022. The Board's authorization has no expiration date. During fiscal 2023, we repurchased $150,921 of our common stock, or approximately 2,521 shares. As a result, $99,079 remained available under the current authorization as of March 31, 2023.
Subsequent Event
On April 20, 2023, the Board approved an increase of the existing share repurchase program so that $250,000 was available. The Board’s authorization has no expiration date.
Shares Reserved for Issuance
At March 31, 2023, we have reserved 4,366 shares in connection with our Stock Plans discussed in Note 11 of the notes to the consolidated financial statements.
11.     Stock Plans
We maintain the Omnibus Incentive Plan (the “2016 Incentive Plan”) for granting awards to employees. On August 24, 2022, our shareholders approved an amendment to the 2016 Incentive Plan to increase the maximum number of shares of common stock that may be delivered under the plan to 11,050, an increase of 1,000 shares. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards. As of March 31, 2023, approximately 1,478 shares were available for future grant under the 2016 Incentive Plan.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
As of March 31, 2023, we have granted non-qualified stock options, restricted stock units and performance stock awards under our stock incentive plans. Historically, most equity awards granted by us under our stock incentive plans generally vest quarterly over a three-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. We anticipate that future grants under our stock incentive plans will be restricted stock units and performance stock awards and do not anticipate that we will grant stock options.
The following table presents the stock-based compensation expense included in cost of services revenue, sales and marketing, research and development, general and administrative and restructuring expenses for the years ended March 31, 2023, 2022 and 2021.Stock-based compensation is attributable to restricted stock units, performance-based awards and the Employee Stock Purchase Plan ("ESPP").

	Year Ended March 31,
	2023	2022	2021
Cost of services revenue	$4,787	$4,474	$3,317
Sales and marketing	43,081	37,431	35,577
Research and development	28,540	33,870	24,823
General and administrative	26,731	27,679	18,369
Restructuring	2,607	1,709	2,747
Stock-based compensation expense	$105,746	$105,163	$84,833
As of March 31, 2023, there was approximately $135,912 of unrecognized stock-based compensation expense related to all of our employee stock plans that is expected to be recognized over a weighted-average period of 1.81 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Stock option activity is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2022	917	$68.03
Granted	—	—
Exercised	(91)	49.82
Forfeited	—	—
Expired	(273)	62.86
Outstanding at March 31, 2023	553	$73.58	0.87	$1,985
Exercisable at March 31, 2023	553	$73.58	0.87	$1,985
The total intrinsic value of options exercised was $1,176, $12,704, and $4,306 in the years ended March 31, 2023, 2022 and 2021, respectively.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2022	3,310	$58.16
Granted	1,910	63.49
Vested	(1,845)	56.01
Forfeited	(422)	61.22
Non-vested as of March 31, 2023	2,953	$62.52

The total fair value of the restricted stock units that vested during the years ended March 31, 2023, 2022 and 2021 was $114,422, $122,259 and $72,544, respectively. The fair value of awards includes the awards with a market condition described below.

Performance Based Awards

In fiscal 2023, we granted 126 performance stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2023 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During each financial period, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. Based on our results, the PSUs vested at 128%. The awards are included in the restricted stock unit table.

In fiscal 2022, we granted 105 and 14 PSUs to certain executives in May 2021 and June 2021, respectively, for a total of 119 PSUs. Vesting of these awards is contingent upon i) us meeting certain revenue and non-GAAP performance goals (performance-based) in fiscal 2022 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. Based on our results, the PSUs granted in May 2021 vested at 150% and the PSUs granted in June 2021 vested at 200%. The awards are included in the restricted stock unit table.
Awards with a Market Condition

In fiscal 2023, we granted 126 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (252 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the year was $76.48 per unit. The awards are included in the restricted stock unit table above.

In fiscal 2022, we granted 105 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain TSR levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (210 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the year was $87.74 per unit. The awards are included in the restricted stock unit table above.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 213 shares in exchange for $10,873 of proceeds in fiscal 2023 and 187 shares in exchange for $10,816 of proceeds in fiscal 2022. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase.  The total expense associated with the ESPP for fiscal 2023, 2022 and 2021 was $3,740, $3,341 and $3,417, respectively. As of March 31, 2023, there was approximately $1,298 of unrecognized cost related to the current purchase period of our ESPP.

12.     Income Taxes
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2023	2022	2021
Domestic	$(35,288)	$25,905	$(28,628)
Foreign	19,926	17,509	7,393
	$(15,362)	$43,414	$(21,235)

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2023	2022	2021
Current:
Federal	$6,986	$284	$3,399
State	3,375	361	196
Foreign	10,725	9,096	6,215
Deferred:
Federal	(607)	28	(113)
State	—	—	—
Foreign	(67)	21	22
	$20,412	$9,790	$9,719
A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2023, 2022 and 2021 are as follows:

	Year Ended March 31,
	2023	2022	2021
Statutory federal income tax expense (benefit) rate	(21.0)%	21.0%	(21.0)%
State and local income tax expense, net of federal income tax effect	(11.8)%	0.8%	0.9%
Foreign earnings taxed at different rates	28.0%	6.2%	10.0%
U.S. tax on Global Intangible Low-Taxed Income	(17.1)%	0.5%	1.8%
Domestic permanent differences including acquisition items	4.7%	3.6%	1.7%
Foreign tax credits	(35.5)%	(5.3)%	(7.8)%
Research credits	(74.6)%	(28.3)%	(68.6)%
Tax reserves	(1.2)%	2.6%	(0.1)%
Valuation allowance	219.9%	18.3%	74.4%
Enacted tax law changes	3.6%	0.3%	—%
Stock-based compensation	41.6%	(1.6)%	36.3%
CARES Act Impact	—%	—%	15.0%
Reduction of NOL for carryback	—%	—%	—%
Other differences, net	(3.7)%	4.5%	3.2%
Effective income tax expense	132.9%	22.6%	45.8%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2023	2022
Deferred tax assets:
Net operating losses	$9,106	$12,937
Equity investment/Capital losses	889	948
Stock-based compensation	11,912	15,726
Deferred revenue	24,025	19,125
Tax credits	42,986	50,587
Accrued expenses	1,816	2,148
Allowance for doubtful accounts and other reserves	572	493
R&D Capitalization under IRC § 174	32,091	—
Depreciation and amortization	9,449	—
Other	98	115
Less: valuation allowance	(122,921)	(90,242)
Total deferred tax assets	10,023	11,837
Deferred tax liabilities:
Depreciation and amortization	—	(3,945)
Withholding taxes	(393)	—
Deferred commissions and other	(9,764)	(8,700)
Total deferred tax liabilities	$(10,157)	$(12,645)
Net deferred tax liability	$(134)	$(808)

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. As a result of this analysis, we determined that it is more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore have recorded a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences. At March 31, 2023 and 2022, we recorded valuation allowances of $122,921 and $90,242, respectively, representing an increase in the valuation allowance of $32,679 in 2023, due to the uncertainty regarding the realization of such deferred tax assets.

At March 31, 2023, we had federal net operating loss ("NOL") carryforwards of $19,980, all of which will not expire. As of March 31, 2023, we had deferred tax assets related to state NOL carryforwards of $1,126 which expire over various years beginning in 2031 depending on the jurisdiction. As of March 31, 2023, we had foreign NOL carryforwards of $2,926 that will expire over various years beginning in 2028 depending on the jurisdiction and $33,635 that will not expire. As of March 31, 2023, we had capital loss carryforwards of $3,988 that will expire in 2027.

We also had federal and state research tax credits ("R&D credit") carryforwards of approximately $22,350 and $23,597, respectively. The federal R&D credit carryforwards expire from 2039 through 2043, and the state R&D credit carryforwards expire from 2024 through 2038. We also had federal foreign tax credits (“FTC”) carryforwards of approximately $3,590. The federal FTC carryforwards expire from 2030 through 2033.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes the tax years subject to income tax examinations by tax authorities as of March 31, 2023. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOLs, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2019 - Present
Foreign jurisdictions	2012 - Present
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

Balance at March 31, 2020	$1,662
Additions for tax positions related to fiscal 2021	614
Additions for tax positions related to prior years	—
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(65)
Foreign currency translation adjustment	—
Balance at March 31, 2021	2,211
Additions for tax positions related to fiscal 2022	2,808
Additions for tax positions related to prior years	90
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(117)
Additions for tax positions related to purchase accounting	4,232
Foreign currency translation adjustment	—
Balance at March 31, 2022	9,224
Additions for tax positions related to fiscal 2023	394
Reductions for tax positions related to prior years	(90)
Settlements and effective settlements with tax authorities and remeasurements	—
Reductions related to the expiration of statutes of limitations	(140)
Additions for tax positions related to purchase accounting	—
Foreign currency translation adjustment	—
Balance at March 31, 2023	$9,388
We estimate that no significant remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2024. Interest income, expense and penalties related to unrecognized tax benefits are recorded in income tax expense in the consolidated statements of operations. In the years ended March 31, 2023, 2022, and 2021, the impact related to interest expense, interest income and penalties was not significant.
13.     Employee Benefit Plan
We have a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all employees. Effective January 1, 2012, we make contributions equal to a discretionary percentage of the employee’s contributions determined by us. During the years ended March 31, 2023, 2022 and 2021, we made contributions of $2,525, $2,923, and $2,445, respectively.

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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2023	2022	2021
Revenue:
United States	$416,347	$398,632	$379,106
Other	368,243	370,959	344,366
	$784,590	$769,591	$723,472
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2023, 2022 and 2021. Revenue included in the “Other” caption above primarily relates to our operations in Europe, Australia, Canada and Asia.

	March 31,
	2023	2022
Long-lived assets:
United States	$184,356	$275,546
Other	47,304	56,453
	$231,660	$331,999

At March 31, 2023 and 2022 no individual country, other than the United States, accounts for 10% or more of long-lived assets.
15.    Restructuring
Our restructuring plan, initiated in the fourth quarter of fiscal 2022, is aimed to increase efficiency in our sales, marketing and distribution functions, as well as reduce costs across all functional areas. The plan also included a reorganization to combine our EMEA and APJ field organizations into our International region. These restructuring charges relate primarily to severance and related costs associated with headcount reductions and stock-based compensation related to modifications of existing unvested awards granted to certain employees impacted by the restructuring plan.
For the years ended March 31, 2023, 2022 and 2021, restructuring charges were comprised of the following:

	Year Ended March 31,
	2023	2022	2021
Employee severance and related costs	$12,845	$4,483	$19,040
Lease impairments related costs (1)	—	—	1,684
Stock-based compensation	2,607	1,709	2,747
Total restructuring charges	$15,452	$6,192	$23,471

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
(1) There were no lease impairment charges for the years ended March 31, 2023 and 2022. Lease impairment charges relate to seven offices for the year ended March 31, 2021.
Restructuring accrual
The activity in our restructuring accrual for the years ended March 31, 2023 and 2022 is as follows:

	Year Ended March 31,
	2023	2022
Beginning balance	$2,261	$3,095
Employee severance and related costs	12,845	4,483
Payments	(11,895)	(5,317)
Ending balance	$3,211	$2,261
16.    Leases
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
Our lease liabilities relate primarily to operating leases for our global office infrastructure. These operating leases expire at various dates through fiscal 2031. We did not have any finance leases for the years ended March 31, 2023 or 2022.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Net lease cost recognized in our consolidated statements of operations is summarized as follows:

	Year Ended March 31,
	2023	2022	2021
Operating lease cost	$5,449	$7,129	$9,048
Short-term lease cost	631	123	232
Variable lease cost	1,360	1,608	1,938
Net lease cost	$7,440	$8,860	$11,218

Cash flow information

	Year Ended March 31,
	2023	2022	2021
Cash paid for operating lease liabilities	$5,421	$8,277	$10,370
Additions of operating lease assets (non-cash)	$3,023	$1,827	$17,603

As of March 31, 2023, the minimum lease commitment amount for operating leases signed but not yet commenced was immaterial.

As of March 31, 2023, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

2024	$4,443
2025	4,208
2026	2,250
2027	815
2028	745
Thereafter	1,204
Total minimum lease payments	$13,665
Less: Imputed interest	887
Present value of operating lease liabilities	$12,778
Less: Current portion of operating lease liabilities	4,518
Long-term operating lease liabilities	$8,260

Lease term and Discount rate

	Year Ended March 31,
	2023	2022
Weighted-average remaining term (in years)	3.72	4.18
Weighted-average discount rate	4%	4%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
17.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. ("J.P. Morgan"). The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of March 31, 2023, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at March 31, 2023 and 2022 were $428 and $543, respectively. The amortization of debt issuance costs incurred for the years ended March 31, 2023 and 2022 were $115 and $34.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2023, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Commvault Systems, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Commvault Systems, Inc.’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commvault Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and our report dated May 5, 2023 expressed an unqualified opinion thereon.

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
May 5, 2023

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2023. Information with respect to this Item is incorporated herein by reference from the sections of our 2023 Proxy Statement captioned, “Our Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from the sections of our 2023 Proxy Statement captioned “Executive Compensation” (excluding the information under the subheading "Pay Versus Performance") and "Compensation Committee Report".

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from the section of our 2023 Proxy Statement captioned "Executive Compensation" (excluding the information under the subheading "Pay Versus Performance").

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from the sections of our 2023 Proxy Statement captioned “Transactions with Related Persons”, "Corporate Governance - Independence and Composition of our Board of Directors" and "Corporate Governance - The Board of Directors and Its Committees-General".

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from the section of our 2023 Proxy Statement captioned “Ratification of the Appointment of Independent Auditors - Audit, Audit-related, Tax and All Other Fees”.
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

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Commvault Systems, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated August 28, 2020).
3.3	Amended and Restated Bylaws of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on May 6, 2022.)
3.4	Certification of Designation of Series A Junior Participating Preferred Stock of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 14, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2	Description of Securities.
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
10.3*	Form of Indemnity Agreement between Commvault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2022).
10.4*	Commvault Systems, Inc. Employee Stock Purchase Plan dated December 9, 2013 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2014).
10.5*	Employment Agreement, dated January 8, 2019, between the Company and Sanjay Mirchandani. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 5, 2019).
10.6*	Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Sixth Amendment thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2022).
10.7	Credit Agreement, dated December 13, 2021, by and among Commvault Systems, Inc., the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 31, 2021).
10.8*	Offer Letter with Gary Merrill, dated April 28, 2022 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 28, 2022).
10.9*	Agreement and General Release with Brian Carolan, dated April 28, 2022 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated April 28, 2022).
10.10*	Executive Retention Agreement with Gary Merrill dated July 27, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2022).
10.11*	Executive Retention Agreement with Riccardo Di Blasio dated July 22, 2022 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2022).
10.12***	Purchase and Sale Agreement by and between Commvault and Ashling Development, LLC with an effective date of January 31, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated January 31, 2023).
10.13***	Purchase and Sale Agreement by and between Commvault and Ashling Development, LLC with an effective date of January 31, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated January 31, 2023).
10.14	Termination of Agreement of Sale by and between Commvault and Ashling Development, LLC with an effective date of March 22, 2023.
21.1	List of Subsidiaries of Commvault Systems, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.
***	Certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

Item 16.	Form 10-K Summary
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 5, 2023.

COMMVAULT SYSTEMS, INC.

By:	/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani
Director, President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 5, 2023.

Signature	Title

/s/ SANJAY MIRCHANDANI	Director, President and Chief Executive Officer (Principal Executive Officer)
Sanjay Mirchandani
/s/ GARY MERRILL	Chief Financial Officer (Principal Financial Officer)
Gary Merrill
/s/ JAMES WHALEN	Chief Accounting Officer (Principal Accounting Officer)
James Whalen
/s/ NICHOLAS ADAMO	Chairman of the Board
Nicholas Adamo
/s/ MARTHA H. BEJAR	Director
Martha H. Bejar
/s/ R. TODD BRADLEY	Director
R. Todd Bradley
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ VIVIE LEE	Director
Vivie Lee
/s/ CHARLES E. MORAN	Director
Charles E. Moran
/s/ ALLISON PICKENS	Director
Allison Pickens
/s/ A. SHANE SANDERS	Director
A. Shane Sanders
/s/ ARLEN SHENKMAN	Director
Arlen Shenkman
/s/ DAVID F. WALKER	Director
David F. Walker