Form 10-Q
period 2023-09-30
COMMVAULT SYSTEMS INC
filed 2023-11-01
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2023, there were 43,792,454 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$283,287	$287,778
Trade accounts receivable, net	196,434	210,441
Assets held for sale	38,680	38,680
Other current assets	21,560	14,015
Total current assets	539,961	550,914
Property and equipment, net	7,471	8,287
Operating lease assets	12,995	11,784
Deferred commissions cost	58,855	59,612
Intangible asset, net	1,667	2,292
Goodwill	127,780	127,780
Other assets	23,963	21,905
Total assets	$772,692	$782,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136	$108
Accrued liabilities	93,788	97,888
Current portion of operating lease liabilities	4,848	4,518
Deferred revenue	304,977	307,562
Total current liabilities	403,749	410,076
Deferred revenue, less current portion	174,061	174,393
Deferred tax liabilities, net	495	134
Long-term operating lease liabilities	9,194	8,260
Other liabilities	3,670	3,613
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 43,918 shares and 44,140 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	438	440
Additional paid-in capital	1,307,027	1,264,608
Accumulated deficit	(1,108,738)	(1,062,900)
Accumulated other comprehensive loss	(17,204)	(16,050)
Total stockholders’ equity	181,523	186,098
Total liabilities and stockholders’ equity	$772,692	$782,574
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscription	$97,757	$78,239	$195,047	$165,867
Perpetual license	14,388	19,831	27,543	37,629
Customer support	77,019	77,996	153,934	159,313
Other services	11,833	11,991	22,623	23,229
Total revenues	200,997	188,057	399,147	386,038
Cost of revenues:
Subscription	14,643	8,893	27,006	19,878
Perpetual license	642	656	1,054	1,282
Customer support	14,898	15,423	29,855	30,456
Other services	7,670	7,330	15,488	14,443
Total cost of revenues	37,853	32,302	73,403	66,059
Gross margin	163,144	155,755	325,744	319,979
Operating expenses:
Sales and marketing	84,712	81,299	168,839	166,218
Research and development	31,261	37,053	62,692	77,166
General and administrative	28,002	25,553	54,961	52,529
Restructuring	—	—	—	2,132
Depreciation and amortization	1,535	2,537	3,138	5,172
Total operating expenses	145,510	146,442	289,630	303,217
Income from operations	17,634	9,313	36,114	16,762
Interest income	1,369	291	2,149	552
Interest expense	(112)	(105)	(208)	(210)
Other income (expense), net	(154)	154	187	(235)
Income before income taxes	18,737	9,653	38,242	16,869
Income tax expense	5,720	5,135	12,596	8,840
Net income	$13,017	$4,518	$25,646	$8,029
Net income per common share:
Basic	$0.30	$0.10	$0.58	$0.18
Diluted	$0.29	$0.10	$0.57	$0.18
Weighted average common shares outstanding:
Basic	43,949	44,759	44,003	44,751
Diluted	44,903	45,540	45,010	45,745

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$13,017	$4,518	$25,646	$8,029
Other comprehensive loss:
Foreign currency translation adjustment	(792)	(1,874)	(1,154)	(3,589)
Comprehensive income	$12,225	$2,644	$24,492	$4,440

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2023	43,973	$438	$1,282,326	$(1,094,336)	$(16,412)	$172,016
Stock-based compensation			23,615			23,615
Share issuances related to stock-based compensation	387	4	5,163			5,167
Repurchase of common stock	(442)	(4)	(4,077)	(27,419)		(31,500)
Net income				13,017		13,017
Other comprehensive loss					(792)	(792)
Balance as of September 30, 2023	43,918	$438	$1,307,027	$(1,108,738)	$(17,204)	$181,523

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2023	44,140	$440	$1,264,608	$(1,062,900)	$(16,050)	$186,098
Stock-based compensation			47,339			47,339
Share issuances related to stock-based compensation	999	10	6,358			6,368
Repurchase of common stock	(1,221)	(12)	(11,278)	(71,484)		(82,774)
Net income				25,646		25,646
Other comprehensive loss					(1,154)	(1,154)
Balance as of September 30, 2023	43,918	$438	$1,307,027	$(1,108,738)	$(17,204)	$181,523

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$25,646	$8,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,196	5,855
Noncash stock-based compensation	47,339	56,422
Noncash change in fair value of equity securities	(187)	234
Amortization of deferred commissions cost	12,749	10,756
Changes in operating assets and liabilities:
Trade accounts receivable	8,245	15,863
Operating lease assets and liabilities, net	65	(181)
Other current assets and Other assets	(3,832)	(461)
Deferred commissions cost	(12,561)	(13,017)
Accounts payable	32	(213)
Accrued liabilities	(3,963)	(28,604)
Deferred revenue	1,746	16,464
Other liabilities	899	1,130
Net cash provided by operating activities	79,374	72,277
Cash flows from investing activities
Purchase of property and equipment	(1,413)	(1,381)
Purchase of equity securities	(572)	(1,793)
Net cash used in investing activities	(1,985)	(3,174)
Cash flows from financing activities
Repurchase of common stock	(82,357)	(58,787)
Proceeds from stock-based compensation plans	6,368	7,359
Payment of debt issuance costs	—	(63)
Net cash used in financing activities	(75,989)	(51,491)
Effects of exchange rate — changes in cash	(5,891)	(22,634)
Net decrease in cash and cash equivalents	(4,491)	(5,022)
Cash and cash equivalents at beginning of period	287,778	267,507
Cash and cash equivalents at end of period	$283,287	$262,485
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

The consolidated financial statements of Commvault as of September 30, 2023 and for the three and six months ended September 30, 2023 and 2022 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2023. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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

2.    Summary of Significant Accounting Policies
Reclassification of Prior Year Balances
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications have no impact on the amount of total revenues or net income. Beginning in fiscal 2024, the software and services line items on the consolidated statements of operations, related to revenues and cost of revenues, will be presented in the following categories:

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
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 35% and 36% of total revenues for the three months ended September 30, 2023 and 2022, respectively, and 36% for both the six months ended September 30, 2023 and 2022. Arrow accounted for approximately 25% and 34% of total accounts receivable as of September 30, 2023 and March 31, 2023, respectively.
Sales through our distribution agreement with Carahsoft Technology Corp. resulted in approximately 15% of total accounts receivable as of September 30, 2023.
Fair Value of Financial Instruments
The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our cash equivalents balance consists primarily of U.S. Treasury Bills with maturities of one month or less.
The following table summarizes the composition of our financial assets measured at fair value at September 30, 2023:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$24,903	—	—	$24,903

There were no financial assets measured at fair value on a recurring basis as of September 30, 2022.
Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $6,659 as of September 30, 2023, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $3,501 as of September 30, 2023.
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
Subscription
Subscription includes the revenues derived from time-based arrangements, including the software portion of term-based licenses and SaaS offerings. The software component of term-based licenses is typically recognized when the software is delivered or made available for download. The term of our subscription arrangements is typically one to three years, but can range between one and five years. For SaaS offerings, revenue is generally recognized ratably over the contract term beginning on the date that the service is made available to the customer.
Perpetual License
Perpetual license includes the revenues from the sale of perpetual software licenses. Perpetual software license revenue is typically recognized when the software is delivered or made available for download.
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
We do not customize our software licenses (both perpetual and term-based) and installation services are not required. Software licenses are delivered before related services are provided and are functional without professional services, updates and technical support. We have concluded that our software licenses (both perpetual and term-based) are functional intellectual property that is distinct, as the user can benefit from the software on its own. Revenues for both perpetual and term-based licenses are typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from the functional intellectual property. We do not recognize subscription revenue related to the renewal of that subscription earlier than the beginning of the new subscription period.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

We also offer appliances that integrate our software with hardware and address a wide-range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Our appliances are almost exclusively sold via a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenues and costs associated with hardware are usually not included in our financial statements.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Disaggregation of Revenues

We disaggregate revenues from contracts with customers into geographical regions. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia, and China.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Americas	$120,300	$116,191	$242,424	$238,800
International	80,697	71,866	156,723	147,238
Total revenues	$200,997	$188,057	$399,147	$386,038

Remaining Performance Obligations

Remaining performance obligations represent expected future revenues from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. As of September 30, 2023, our remaining performance obligations (inclusive of deferred revenues) were $547,762 of which approximately 64% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter. The vast majority of these revenues consist of customer support, other services and SaaS arrangements. Other services consists primarily of professional services revenue which is contingent upon a number of factors, including customers' needs and scheduling.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $85,420 and $193,365 for the three and six months ended September 30, 2023, respectively. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

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

	Accounts receivable	Unbilled receivable (current)	Unbilled receivable (long-term)	Deferred revenue (current)	Deferred revenue (long-term)
Opening balance as of March 31, 2023	$188,736	$21,705	$9,867	$307,562	$174,393
Increase (decrease), net	(17,607)	3,600	1,954	(2,585)	(332)
Ending balance as of September 30, 2023	$171,129	$25,305	$11,821	$304,977	$174,061

The net decrease in accounts receivable (inclusive of unbilled receivables) is a result of a decrease in revenues relative to the fourth quarter of the prior fiscal year. The decrease in deferred revenue is primarily the result of the decrease in customer support contract billings, partially offset by an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Assets Held for Sale
During the fourth quarter of fiscal 2023, we entered into an agreement to sell our owned corporate headquarters in Tinton Falls, New Jersey for $40,000 in cash consideration and determined the assets and land related to headquarters met the criteria for classification as assets held for sale in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The property's estimated fair value, less estimated costs to sell, is $38,680. The sale is expected to close in the third quarter of fiscal 2024. Upon closing of the transaction, we will enter into a lease for a portion of the premises.

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

The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$13,017	$4,518	$25,646	$8,029
Basic net income per common share:
Basic weighted average shares outstanding	43,949	44,759	44,003	44,751
Basic net income per common share	$0.30	$0.10	$0.58	$0.18
Diluted net income per common share:
Basic weighted average shares outstanding	43,949	44,759	44,003	44,751
Dilutive effect of stock options and restricted stock units	954	781	1,007	994
Diluted weighted average shares outstanding	44,903	45,540	45,010	45,745
Diluted net income per common share	$0.29	$0.10	$0.57	$0.18

The diluted weighted average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 498 and 882 for the three months ended September 30, 2023 and 2022, respectively, and 526 and 523 for the six months ended September 30, 2023 and 2022, respectively, because the effect would have been anti-dilutive.

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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

On April 20, 2023, the Board of Directors (the "Board") approved an increase of the existing share repurchase program so that $250,000 was available. The Board's authorization has no expiration date. For the six months ended September 30, 2023, we repurchased $82,357 of our common stock, or approximately 1,221 shares. The remaining amount available under the current authorization as of September 30, 2023 was $173,609.

8.    Stock Plans
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the three and six months ended September 30, 2023 and 2022. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$1,599	$1,226	$3,289	$2,469
Sales and marketing	9,941	10,165	19,645	21,558
Research and development	5,385	7,793	10,732	17,034
General and administrative	6,690	6,143	13,673	14,074
Restructuring	—	—	—	1,287
Stock-based compensation expense	$23,615	$25,327	$47,339	$56,422
As of September 30, 2023, there was $123,069 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of 1.72 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity was not significant for both the six months ended September 30, 2023 and 2022.
Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2023 was as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2023	2,953	$62.52
Awarded	666	67.94
Vested	(877)	57.73
Forfeited	(178)	65.62
Non-vested as of September 30, 2023	2,564	$65.35

The weighted average fair value of restricted stock units awarded was $70.99 and $67.94 per unit during the three and six months ended September 30, 2023, respectively, and $57.00 and $61.69 per unit during the three and six months ended September 30, 2022, respectively. The weighted average fair value of awards includes the awards with a market condition described below.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Performance Based Awards
In the six months ended September 30, 2023, we granted 120 performance restricted stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2024 and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 200% (240 shares) based on actual fiscal 2024 performance. The vesting quantity of these awards may vary based on actual fiscal 2024 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.
Awards with a Market Condition
In the six months ended September 30, 2023, we granted 120 market performance stock units to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have the potential to vest between 0% and 200% (240 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2023 was $87.90 per unit. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 96 shares in exchange for $5,164 of proceeds in the six months ended September 30, 2023, and 107 shares in exchange for $5,418 of proceeds in the six months ended September 30, 2022. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for the six months ended September 30, 2023 and 2022 was $1,662 and $1,927, respectively. As of September 30, 2023, there was approximately $1,091 of unrecognized cost related to the current offering period of our ESPP.

9.    Income Taxes
Income tax expense was $5,720 and $12,596 in the three and six months ended September 30, 2023, respectively, compared to expense of $5,135 and $8,840 in the three and six months ended September 30, 2022, respectively. The increase in income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the increase of pre-tax income relative to the prior year quarter. We believe that it is more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore continue to record a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero as of September 30, 2023.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

10.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of September 30, 2023, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at September 30, 2023 were $370. The amortization of debt issuance costs and interest expense incurred was $93 for both the three months ended September 30, 2023 and 2022, and $185 for both the six months ended September 30, 2023 and 2022.

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
We expect our subscription arrangements will continue to generate revenues from the renewals of term-based licenses and SaaS offerings sold in prior years. Any of our pricing models (capacity, instance based, etc.) can be sold via a subscription arrangement, either through term-based licensing or hosted services. In term-based license arrangements, the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. In SaaS offerings, revenue is recognized ratably over the contract period.
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Subscription revenue generated through indirect distribution channels accounted for approximately 90% of total subscription revenue in both the six months ended September 30, 2023 and 2022. Subscription revenue generated through direct distribution channels accounted for approximately 10% of total subscription revenue in both the six months ended September 30, 2023 and 2022. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of subscription revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our subscription revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our software applications could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 36% of our total revenues through Arrow for both the six months ended September 30, 2023 and 2022. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
Our customer support revenue includes support contracts tied to our software products. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings, for both subscription software and perpetual software license arrangements. We sell our customer support contracts as a percentage of net software. Customer support revenue is recognized ratably over the term of the customer support agreement.
Our other services revenue consists primarily of professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenues from other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 46% of our total revenues for the six months ended September 30, 2023 and 45% of our total revenues for the six months ended September 30, 2022. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2022, our total revenues would have been lower by $2.6 million, our cost of revenues would have been lower by $0.1 million and our operating expenses would have been lower by $0.8 million from non-U.S. operations for the three months ended September 30, 2023. Using the average foreign currency exchange rates from the six months ended September 30, 2022, our total revenues would have been lower by $1.4 million, our cost of revenues would have been higher by $0.2 million and our operating expenses would have been higher by $0.1 million from non-U.S. operations for the six months ended September 30, 2023.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2023, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million and gains of approximately $0.2 million for the three and six months ended September 30, 2022, respectively.
Critical Accounting Policies
In presenting our consolidated financial statements in conformity with U.S. GAAP, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Revenues ($ in millions)
–Total revenues increased $12.9 million, or 7% year over year, driven primarily by an increase in subscription revenue, offset by decreases in perpetual license revenue. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $19.5 million, or 25% year over year, driven primarily by an 86% increase in our SaaS revenue. Term-based license revenue increased 10%, due to an increase in larger term-based license transactions (deals greater than $0.1 million) period over period. Subscription revenue accounted for 49% of total revenues for the three months ended September 30, 2023 compared to 42% for the three months ended September 30, 2022.
–Perpetual license revenue decreased $5.4 million, or 27% year over year, as a result of our continued focus on subscription arrangements. Perpetual license revenue accounted for 7% of total revenues for the three months ended September 30, 2023 compared to 11% for the three months ended September 30, 2022.
–Customer support revenue decreased $1.0 million, or 1% year over year, driven by a $7.6 million decrease in customer support revenue attached to perpetual license support renewals, partially offset by a $6.6 million increase in support allocated to term-based license arrangements.
–Other services revenue decreased $0.2 million, or 1% compared to the same period in the prior year. Changes in other services revenue can vary period over period primarily due to the timing services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 60% and 40% of total revenues, respectively, for the three months ended September 30, 2023. Total revenues increased 4% year over year in the Americas and increased 12% year over year in International.

▪Total revenues in the Americas was impacted by a 21% increase in subscription revenue, offset by a 51% decrease in perpetual license revenue, driven by the planned shift from selling perpetual licenses to selling subscription arrangements. Customer support and other services revenues declined 5% and 4%, respectively.
▪The increase in International total revenues was primarily due to a 32% increase in subscription revenue, offset by a 6% decrease in perpetual license revenue. Customer support and other services revenues each increased 4% year over year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended September 30,
	2023		2022
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$14.6	85%	$8.9	89%
Perpetual license	0.6	96%	0.7	97%
Customer support	14.9	81%	15.4	80%
Other services	7.7	35%	7.3	39%
Total	$37.9	81%	$32.3	83%

–Total cost of revenues increased $5.6 million, and represented 19% and 17% of our total revenues for the three months ended September 30, 2023 and 2022, respectively.
–Cost of subscription revenue increased $5.8 million, representing 15% of our total subscription revenue for the three months ended September 30, 2023 compared to 11% for the three months ended September 30, 2022. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.1 million and represented 4% of our total perpetual revenue for the three months ended September 30, 2023 compared to 3% for the three months ended September 30, 2022.
–Cost of customer support revenue decreased $0.5 million and represented 19% of our total customer support revenue for the three months ended September 30, 2023 compared to 20% for the three months ended September 30, 2022.
–Cost of other services revenue increased $0.3 million, representing 65% of our total other services revenue for the three months ended September 30, 2023 compared to 61% for the three months ended September 30, 2022. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $3.4 million, or 4%, primarily due to increases in employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year. These increases were partially offset by a $0.2 million decrease in stock-based compensation.
–Research and development expenses decreased $5.8 million, or 16%, driven by decreases in employee compensation and related expenses, including a $2.4 million decrease in stock-based compensation. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $2.4 million, or 10%, primarily due to increases in employee compensation and related expenses, including an increase of $0.5 million in stock-based compensation year over year.
–Depreciation and amortization expense decreased $1.0 million, driven by the reclassification of our owned corporate headquarters as assets held for sale in the fourth quarter of fiscal 2023.

Income Tax Expense
Income tax expense was $5.7 million in the three months ended September 30, 2023 compared to expense of $5.1 million in the three months ended September 30, 2022. The increase in income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the increase of pre-tax income relative to the prior year quarter.

Six months ended September 30, 2023 compared to six months ended September 30, 2022
Revenues ($ in millions)
–Total revenues increased $13.1 million, or 3% year over year, driven primarily by an increase in subscription revenue, offset by decreases in perpetual license and customer support revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $29.2 million, or 18% year over year, driven primarily by a 92% increase in our SaaS revenue compared to the same period in the prior year. Term-based license revenue increased 2% year over year, due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period, partially offset by a decrease in the average selling price of these transactions. Subscription revenue accounted for 49% of total revenues for the six months ended September 30, 2023 compared to 43% for the six months ended September 30, 2022.
–Perpetual license revenue decreased $10.1 million, or 27% year over year, as a result of our continued focus on subscription arrangements. Perpetual license revenue accounted for 7% of total revenues for the six months ended September 30, 2023 compared to 10% for the six months ended September 30, 2022.
–Customer support revenue decreased $5.4 million, or 3% year over year, driven by a $19.1 million decrease in customer support revenue attached to perpetual license support renewals, partially offset by a $13.7 million increase in support allocated to term-based license arrangements.
–Other services revenue decreased $0.6 million, or 3% year over year, primarily due to a decrease in professional services delivered during the period compared to the same period in the prior year.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 61% and 39% of total revenues, respectively, for the six months ended September 30, 2023. Total revenues increased 2% in the Americas and increased 6% in International.
▪Total revenues in the Americas was impacted by a 15% increase in subscription revenue, offset by a 43% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription arrangements. Customer support and other services revenues each declined 6%.
▪The increase in International total revenues was primarily due to a 23% increase in subscription revenue, offset by a 15% decrease in perpetual license revenue. Customer support revenue increased 1% year over year. Other services revenue increased 4% year over year due to an increase in the delivery of professional services for the region against the comparative period.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Six Months Ended September 30,
	2023		2022
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$27.0	86%	$19.9	88%
Perpetual license	1.1	96%	1.3	97%
Customer support	29.9	81%	30.5	81%
Other services	15.5	32%	14.4	38%
Total	$73.4	82%	$66.1	83%

–Total cost of revenues increased $7.3 million, and represented 18% and 17% of our total revenues for the six months ended September 30, 2023 and 2022, respectively.
–Cost of subscription revenue increased $7.1 million, representing 14% of our total subscription revenue for the six months ended September 30, 2023 compared to 12% for the six months ended September 30, 2022. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.2 million and represented 4% of our total perpetual revenue for the six months ended September 30, 2023 compared to 3% for the six months ended September 30, 2022.
–Cost of customer support revenue decreased $0.6 million and represented 19% of our total customer support revenue for both the six months ended September 30, 2023 and 2022.
–Cost of other services revenue increased $1.0 million, representing 68% of our total other services revenue for the six months ended September 30, 2023 compared to 62% for the six months ended September 30, 2022. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $2.6 million, or 2%, primarily due to increases in employee compensation and related expenses, partially offset by a $1.9 million decrease in stock-based compensation.
–Research and development expenses decreased $14.5 million, or 19%, driven by decreases in employee compensation and related expenses, including a $6.3 million decrease in stock-based compensation. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $2.4 million, or 5%, primarily due to increases in employee compensation and related expenses, offset by a decrease of $0.4 million in stock-based compensation year over year.
–Depreciation and amortization expense decreased $2.0 million, or 39%, driven by the reclassification of our owned corporate headquarters as assets held for sale in the fourth quarter of fiscal 2023.

Income Tax Expense
Income tax expense was $12.6 million in the six months ended September 30, 2023 compared to expense of $8.8 million in the six months ended September 30, 2022. The increase in income tax expense relative to the prior year relates primarily to current federal and state taxes driven by the increase of pre-tax income relative to the prior year period.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of September 30, 2023, our cash and cash equivalents balance was $283.3 million, of which approximately $190.0 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of September 30, 2023, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 20, 2023, the Board of Directors approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. For the six months ended September 30, 2023, we have repurchased $82.4 million of our common stock. The remaining amount available under the current authorization as of September 30, 2023 was $173.6 million.
Our summarized cash flow information is as follows (in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$79,374	$72,277
Net cash used in investing activities	(1,985)	(3,174)
Net cash used in financing activities	(75,989)	(51,491)
Effects of exchange rate - changes in cash	(5,891)	(22,634)
Net decrease in cash and cash equivalents	$(4,491)	$(5,022)

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges and a decrease in accounts receivable partially offset by a decrease in accrued liabilities.
–Net cash used in investing activities was related to $0.6 million for the purchase of equity securities and $1.4 million of capital expenditures.
–Net cash used in financing activities was the result of $82.4 million of repurchases of common shares, partially offset by $6.4 million of proceeds from employee purchases of common shares under the ESPP and the exercise of stock options.
Working capital decreased $4.6 million from $140.8 million as of March 31, 2023 to $136.2 million as of September 30, 2023. The net decrease in working capital was primarily driven by decreases in accounts receivable and accrued liabilities.
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

Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and these revenues could be materially affected by currency fluctuations. Approximately 46% of our revenues were from outside the United States for the six months ended September 30, 2023. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2023, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million and gains of approximately $0.2 million for the three and six months ended September 30, 2022, respectively.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer
On April 20, 2023, the Board of Directors approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. During the three months ended September 30, 2023, we repurchased $31.3 million of common stock, or approximately 0.4 million shares, under our share repurchase program. As of September 30, 2023, the remaining amount available under the current authorization was $173.6 million. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
July 1-31, 2023	131,700	$75.35	131,700	$195,012
August 1-31, 2023	164,200	$69.65	164,200	$183,577
September 1-30, 2023	146,074	$68.24	146,074	$173,609
Three months ended September 30, 2023	441,974	$70.88	441,974

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc.
10.1**
The Commvault Systems, Inc. 2016 Omnibus Incentive Plan (As Amended Through the Sixth Amendment Thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

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

* Furnished herewith
**Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	November 1, 2023	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2023	By:	/s/ Gary Merrill
Gary Merrill
Chief Financial Officer
(Principal Financial Officer)