Form 10-Q
period 2023-12-31
COMMVAULT SYSTEMS INC
filed 2024-01-31
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2024, there were 43,661,621 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$284,310	$287,778
Trade accounts receivable, net	223,710	210,441
Assets held for sale	38,680	38,680
Other current assets	19,834	14,015
Total current assets	566,534	550,914
Property and equipment, net	7,933	8,287
Operating lease assets	11,693	11,784
Deferred commissions cost	61,128	59,612
Intangible asset, net	1,354	2,292
Goodwill	127,780	127,780
Other assets	27,652	21,905
Total assets	$804,074	$782,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214	$108
Accrued liabilities	101,913	97,888
Current portion of operating lease liabilities	5,178	4,518
Deferred revenue	325,500	307,562
Total current liabilities	432,805	410,076
Deferred revenue, less current portion	184,251	174,393
Deferred tax liabilities, net	736	134
Long-term operating lease liabilities	7,946	8,260
Other liabilities	3,733	3,613
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 43,754 shares and 44,140 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	436	440
Additional paid-in capital	1,326,468	1,264,608
Accumulated deficit	(1,136,582)	(1,062,900)
Accumulated other comprehensive loss	(15,719)	(16,050)
Total stockholders’ equity	174,603	186,098
Total liabilities and stockholders’ equity	$804,074	$782,574
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Subscription	$114,247	$87,380	$309,294	$253,247
Perpetual license	14,874	19,728	42,417	57,357
Customer support	76,812	77,665	230,746	236,978
Other services	10,875	10,301	33,498	33,530
Total revenues	216,808	195,074	615,955	581,112
Cost of revenues:
Subscription	15,914	11,682	42,920	31,560
Perpetual license	798	638	1,852	1,920
Customer support	15,091	14,611	44,946	45,067
Other services	7,258	7,607	22,746	22,050
Total cost of revenues	39,061	34,538	112,464	100,597
Gross margin	177,747	160,536	503,491	480,515
Operating expenses:
Sales and marketing	91,697	87,343	260,536	253,561
Research and development	34,392	32,505	97,084	109,671
General and administrative	29,098	23,983	84,059	76,512
Restructuring	—	9,228	—	11,360
Depreciation and amortization	1,509	2,459	4,647	7,631
Total operating expenses	156,696	155,518	446,326	458,735
Income from operations	21,051	5,018	57,165	21,780
Interest income	1,381	364	3,530	916
Interest expense	(103)	(105)	(311)	(315)
Other income (expense), net	(13)	123	174	(112)
Income before income taxes	22,316	5,400	60,558	22,269
Income tax expense	5,176	5,710	17,772	14,550
Net income (loss)	$17,140	$(310)	$42,786	$7,719
Net income (loss) per common share:
Basic	$0.39	$(0.01)	$0.97	$0.17
Diluted	$0.38	$(0.01)	$0.95	$0.17
Weighted average common shares outstanding:
Basic	43,862	44,712	43,956	44,738
Diluted	44,799	44,712	45,020	45,810

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$17,140	$(310)	$42,786	$7,719
Other comprehensive income (loss):
Foreign currency translation adjustment	1,485	(171)	331	(3,760)
Comprehensive income (loss)	$18,625	$(481)	$43,117	$3,959

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2023	43,918	$438	$1,307,027	$(1,108,738)	$(17,204)	$181,523
Stock-based compensation			24,602			24,602
Share issuances related to stock-based compensation	547	5	1,380			1,385
Repurchase of common stock	(711)	(7)	(6,541)	(44,984)		(51,532)
Net income				17,140		17,140
Other comprehensive income					1,485	1,485
Balance as of December 31, 2023	43,754	$436	$1,326,468	$(1,136,582)	$(15,719)	$174,603

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2023	44,140	$440	$1,264,608	$(1,062,900)	$(16,050)	$186,098
Stock-based compensation			71,941			71,941
Share issuances related to stock-based compensation	1,546	15	7,738			7,753
Repurchase of common stock	(1,932)	(19)	(17,819)	(116,468)		(134,306)
Net income				42,786		42,786
Other comprehensive income					331	331
Balance as of December 31, 2023	43,754	$436	$1,326,468	$(1,136,582)	$(15,719)	$174,603

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$42,786	$7,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,734	8,656
Noncash stock-based compensation	71,941	81,067
Noncash change in fair value of equity securities	(174)	112
Amortization of deferred commissions cost	19,544	16,533
Changes in operating assets and liabilities:
Trade accounts receivable	(20,676)	(17,779)
Operating lease assets and liabilities, net	419	(61)
Other current assets and Other assets	1,970	2,982
Deferred commissions cost	(20,541)	(22,663)
Accounts payable	108	49
Accrued liabilities	852	(17,103)
Deferred revenue	22,443	41,807
Other liabilities	407	1,136
Net cash provided by operating activities	123,813	102,455
Cash flows from investing activities
Purchase of property and equipment	(3,227)	(2,186)
Purchase of equity securities	(1,062)	(1,961)
Net cash used in investing activities	(4,289)	(4,147)
Cash flows from financing activities
Repurchase of common stock	(133,655)	(90,131)
Proceeds from stock-based compensation plans	7,753	9,292
Payment of debt issuance costs	—	(63)
Net cash used in financing activities	(125,902)	(80,902)
Effects of exchange rate — changes in cash	2,910	(11,444)
Net increase (decrease) in cash and cash equivalents	(3,468)	5,962
Cash and cash equivalents at beginning of period	287,778	267,507
Cash and cash equivalents at end of period	$284,310	$273,469
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

1.    Basis of Presentation
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," or "our") provides its customers with a cyber resiliency platform that helps them secure, defend and recover their most precious asset, their data. We provide these products and services for their data across the following environments: on-premises, hybrid, and multi-cloud. Our cyber resiliency offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our technology to protect themselves from threats like ransomware and recover their data efficiently.

The consolidated financial statements of Commvault as of December 31, 2023 and for the three and nine months ended December 31, 2023 and 2022 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2023. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
Recently Adopted and Recently Issued Accounting Standards
There were no recently adopted accounting standards that had a material effect on our condensed consolidated financial statements and accompanying disclosures. The table below outlines recently issued accounting standards not yet adopted.

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update ("ASU") No. 2023-07 (Topic 280): Segment Reporting	In November 2023, the Financial Accounting Standards Board ("FASB") issued a new standard to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	This standard will be effective for us beginning April 1, 2024, with early adoption permitted.	We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.
ASU No. 2023-09 (Topic 740): Income Taxes	In December 2023, the FASB issued a new standard to improve income tax disclosures. The standard requires greater disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	This standard will be effective for us beginning April 1, 2025, with early adoption permitted.	We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Historically, credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 35% and 38% of total revenues for the three months ended December 31, 2023 and 2022, respectively, and 36% and 37% for the nine months ended December 31, 2023 and 2022, respectively. Arrow accounted for approximately 31% and 34% of total accounts receivable as of December 31, 2023 and March 31, 2023, respectively.
Fair Value of Financial Instruments
The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our cash equivalents balance consists primarily of U.S. Treasury Bills with maturities of one month or less.
The following table summarizes the composition of our financial assets measured at fair value at December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$24,903	—	—	$24,903

There were no financial assets measured at fair value on a recurring basis as of December 31, 2022.
Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $7,154 as of December 31, 2023, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $3,010 as of December 31, 2023.
Deferred Commissions Cost
Sales commissions, bonuses, and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Our typical contracts include performance obligations related to term-based software licenses, SaaS offerings, perpetual software licenses, software updates, and customer support. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We do not pay commissions on annual renewals of customer support contracts for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software sold as part of the transaction. The commission paid on the renewal of subscription arrangements is not commensurate with the commission paid on the initial purchase. As a result, the cost of commissions allocated to SaaS offerings, software updates and customer support on the initial term-based software license transactions are amortized over a period of approximately five years, consistent with the accounting for these costs associated with perpetual licenses. The costs of commissions allocated to SaaS offerings, software updates and support for the renewal of term-based software licenses is limited to the contractual period of the arrangement, as we pay a commensurate renewal commission upon the next renewal of the subscription software license and related updates and support.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Americas	$125,052	$108,107	$367,476	$346,907
International	91,756	86,967	248,479	234,205
Total revenues	$216,808	$195,074	$615,955	$581,112

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

Remaining performance obligations represent expected future revenues from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. As of December 31, 2023, our remaining performance obligations (inclusive of deferred revenues) were $581,346 of which approximately 64% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter. The vast majority of these revenues consist of customer support, other services and SaaS arrangements. Other services consists primarily of professional services revenue which is contingent upon a number of factors, including customers' needs and scheduling.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $70,164 and $263,529 for the three and nine months ended December 31, 2023, respectively. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

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

	Accounts receivable	Unbilled receivable (current)	Unbilled receivable (long-term)	Deferred revenue (current)	Deferred revenue (long-term)
Opening balance as of March 31, 2023	$188,736	$21,705	$9,867	$307,562	$174,393
Increase	8,829	4,440	5,026	17,938	9,858
Ending balance as of December 31, 2023	$197,565	$26,145	$14,893	$325,500	$184,251

The increase in accounts receivable (inclusive of unbilled receivables) is a result of an increase in revenues relative to the fourth quarter of the prior fiscal year. The increase in deferred revenue is primarily the result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period, partially offset by a decrease in professional service contracts.

4.    Assets Held for Sale
During the fourth quarter of fiscal 2023, we entered into an exclusive agreement to sell our owned corporate headquarters in Tinton Falls, New Jersey for $40,000 in cash consideration and determined the assets and land related to headquarters met the criteria for classification as assets held for sale in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"). The property's estimated fair value, less estimated costs to sell, is $38,680. Upon closing of the transaction, we will enter into a lease for a portion of the premises.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Subsequent Event
As of January 31, 2024, the sale of our owned corporate headquarters has not yet been finalized and the exclusivity of the agreement has expired. The assets have now been classified as held for sale for more than one year. In accordance with ASC 360, assets not sold by the end of the one-year period may still qualify as held for sale, if certain conditions are met. We have determined that, as of January 31, 2024, those conditions have been met.
The Board of Directors reconfirmed their approval of the sale at the January 2024 meeting and we believe the sale will be completed in calendar year 2024. All of the held for sale criteria are still met, and the assets are properly classified as such on the consolidated balance sheets.
Additionally, we have assessed whether there are any indicators of impairment and have concluded that the current carrying amount represents the estimated fair value, less estimated costs to sell, and no additional remeasurement should be recorded.

5.    Net Income (Loss) per Common Share

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

The following table sets forth the reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$17,140	$(310)	$42,786	$7,719
Basic net income (loss) per common share:
Basic weighted average shares outstanding	43,862	44,712	43,956	44,738
Basic net income (loss) per common share	$0.39	$(0.01)	$0.97	$0.17
Diluted net income (loss) per common share:
Basic weighted average shares outstanding	43,862	44,712	43,956	44,738
Dilutive effect of stock options and restricted stock units	937	—	1,064	1,072
Diluted weighted average shares outstanding	44,799	44,712	45,020	45,810
Diluted net income (loss) per common share	$0.38	$(0.01)	$0.95	$0.17

The diluted weighted average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 121 and 3,921 for the three months ended December 31, 2023 and 2022, respectively, and 505 and 674 for the nine months ended December 31, 2023 and 2022, respectively, because the effect would have been anti-dilutive.

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
On April 20, 2023, the Board of Directors (the "Board") approved an increase of the existing share repurchase program so that $250,000 was available. The Board's authorization has no expiration date. For the nine months ended December 31, 2023, we repurchased $133,655 of our common stock, or approximately 1,932 shares. The remaining amount available under the current authorization as of December 31, 2023 was $122,311.

8.    Stock Plans
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the three and nine months ended December 31, 2023 and 2022. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of revenues	$1,935	$1,383	$5,224	$3,852
Sales and marketing	10,189	10,479	29,834	32,037
Research and development	5,451	5,988	16,183	23,022
General and administrative	7,027	5,776	20,700	19,850
Restructuring	—	1,019	—	2,306
Stock-based compensation expense	$24,602	$24,645	$71,941	$81,067
As of December 31, 2023, there was $149,391 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of 1.91 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity was not significant for both the nine months ended December 31, 2023 and 2022.
Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2023 was as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2023	2,953	$62.52
Awarded	1,436	69.83
Vested	(1,398)	59.35
Forfeited	(257)	64.72
Non-vested as of December 31, 2023	2,734	$67.78

The weighted average fair value of restricted stock units awarded was $71.48 and $69.83 per unit during the three and nine months ended December 31, 2023, respectively, and $66.50 and $63.87 per unit during the three and nine months ended December 31, 2022, respectively. The weighted average fair value of awards includes the awards with a market condition described below.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Performance Based Awards
In the nine months ended December 31, 2023, we granted 120 performance stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2024 and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 200% (240 shares) based on actual fiscal 2024 performance. The vesting quantity of these awards may vary based on actual fiscal 2024 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.
Awards with a Market Condition
In the nine months ended December 31, 2023, we granted 120 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have the potential to vest between 0% and 200% (240 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2023 was $87.90 per unit. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 96 shares in exchange for $5,164 of proceeds in the nine months ended December 31, 2023, and 107 shares in exchange for $5,418 of proceeds in the nine months ended December 31, 2022. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for the nine months ended December 31, 2023 and 2022 was $2,391 and $2,847, respectively. As of December 31, 2023, there was approximately $364 of unrecognized cost related to the current offering period of our ESPP.

9.    Income Taxes
Income tax expense was $5,176 and $17,772 in the three and nine months ended December 31, 2023, respectively, compared to expense of $5,710 and $14,550 in the three and nine months ended December 31, 2022, respectively. The fiscal year-to-date increase in income tax expense compared to the prior year relates primarily to current federal and state taxes driven by the increase of pre-tax income relative to the same period in the prior year. We believe that it is more likely than not that we will not realize the benefits of our gross deferred tax assets and therefore continue to record a valuation allowance to reduce the carrying value of these gross deferred tax assets, net of the impact of the reversal of taxable temporary differences, to zero as of December 31, 2023.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

10.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2023, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at December 31, 2023 were $341. The amortization of debt issuance costs and interest expense incurred was $92 and $93 for the three months ended December 31, 2023 and 2022, respectively, and $277 and $278 for the nine months ended December 31, 2023 and 2022, respectively.

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
Overview
Incorporated in Delaware in 1996, Commvault Systems, Inc. provides its customers with a cyber resiliency platform that helps them secure, defend and recover their most precious asset, their data. We provide these products and services for their data across the following environments: on-premises, hybrid and multi-cloud. Our cyber resiliency offerings are delivered via self-managed software, SaaS, integrated appliances, or managed by partners. Customers use our technology to protect themselves from threats like ransomware and recover their data efficiently.

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
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers and original equipment manufacturers. Subscription revenue generated through indirect distribution channels accounted for approximately 90% of total subscription revenue in both the nine months ended December 31, 2023 and 2022. Subscription revenue generated through direct distribution channels accounted for approximately 10% of total subscription revenue in both the nine months ended December 31, 2023 and 2022. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of subscription revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our subscription revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. We generated 36% and 37% of our total revenues through Arrow for the nine months ended December 31, 2023 and 2022, respectively. If Arrow were to discontinue or reduce the sales of our products or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
Our customer support revenue includes support contracts tied to our software products. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings, for both term-based software license and perpetual software license arrangements. We sell our customer support contracts as a percentage of net software. Customer support revenue is recognized ratably over the term of the customer support agreement.
Our other services revenue consists primarily of professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenues from other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenues for both the nine months ended December 31, 2023 and 2022. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2022, our total revenues would have been lower by $2.4 million, our cost of revenues would have been lower by $0.1 million and our operating expenses would have been lower by $0.9 million from non-U.S. operations for the three months ended December 31, 2023. Using the average foreign currency exchange rates from the nine months ended December 31, 2022, our total revenues would have been lower by $3.8 million, our cost of revenues would have been higher by $0.1 million and our operating expenses would have been lower by $0.8 million from non-U.S. operations for the nine months ended December 31, 2023.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $1.6 million and $1.8 million for the three and nine months ended December 31, 2023, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million and $0.1 million for the three and nine months ended December 31, 2022, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the nine months ended December 31, 2023 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended December 31, 2023 compared to three months ended December 31, 2022
Revenues ($ in millions)
–Total revenues increased $21.7 million, or 11% year over year, driven primarily by an increase in subscription revenue, partially offset by a decrease in perpetual license revenue. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $26.9 million, or 31% year over year, driven primarily by a 91% increase in our SaaS revenue. Term-based license revenue increased 16%, due to an increase in larger term-based license transactions (deals greater than $0.1 million) period over period. Subscription revenue accounted for 53% of total revenues for the three months ended December 31, 2023 compared to 45% for the three months ended December 31, 2022.
–Perpetual license revenue decreased $4.9 million, or 25% year over year. Our go to market motion is led by subscription and perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 7% of total revenues for the three months ended December 31, 2023 compared to 10% for the three months ended December 31, 2022.
–Customer support revenue decreased $0.9 million, or 1% year over year, driven by a $7.2 million decrease in customer support revenue attached to perpetual license support renewals, partially offset by a $6.3 million increase in support allocated to term-based license arrangements.
–Other services revenue increased $0.6 million, or 6% year over year, primarily due to an increase in professional services delivered during the period compared to the same period in the prior year.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 58% and 42% of total revenues, respectively, for the three months ended December 31, 2023. Total revenues increased 16% and 6% year over year in the Americas and International, respectively.

▪Total revenues in the Americas was impacted by a 44% increase in subscription revenue, offset by a 47% decrease in perpetual license revenue, driven by the planned shift from selling perpetual licenses to selling subscription arrangements. Customer support revenue declined 4% and other services revenue increased 10% due to an increase in the delivery of professional services for the region as compared to the same period of the prior year.
▪The increase in International total revenues was primarily due to a 13% increase in subscription revenue, offset by a 12% decrease in perpetual license revenue. Customer support revenue increased 4% year over year and other services revenue was flat year over year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended December 31,
	2023		2022
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$15.9	86%	$11.7	87%
Perpetual license	0.8	95%	0.6	97%
Customer support	15.1	80%	14.6	81%
Other services	7.3	33%	7.6	26%
Total	$39.1	82%	$34.5	82%

–Total cost of revenues increased $4.5 million, and represented 18% of our total revenues for both the three months ended December 31, 2023 and 2022.
–Cost of subscription revenue increased $4.2 million, representing 14% of our total subscription revenue for the three months ended December 31, 2023 compared to 13% for the three months ended December 31, 2022. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue increased $0.2 million and represented 5% of our total perpetual revenue for the three months ended December 31, 2023 compared to 3% for the three months ended December 31, 2022.
–Cost of customer support revenue increased $0.5 million and represented 20% of our total customer support revenue for the three months ended December 31, 2023 compared to 19% for the three months ended December 31, 2022.
–Cost of other services revenue decreased $0.3 million, representing 67% of our total other services revenue for the three months ended December 31, 2023 compared to 74% for the three months ended December 31, 2022. The decrease in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $4.4 million, or 5%, primarily due to increases in employee compensation and related expenses as well as marketing spend related to Commvault's SHIFT event in New York City, partially offset by a $0.3 million decrease in stock-based compensation.
–Research and development expenses increased $1.9 million, or 6%, driven by increases in employee compensation and related expenses, partially offset by a $0.5 million decrease in stock-based compensation. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $5.1 million, or 21%, driven by $1.6 million in foreign currency transaction losses and increases in employee compensation and related expenses, including an increase of $1.3 million in stock-based compensation year over year.
–Depreciation and amortization expense decreased $1.0 million, driven by the reclassification of our owned corporate headquarters as assets held for sale in the fourth quarter of fiscal 2023.

Income Tax Expense
Income tax expense was $5.2 million in the three months ended December 31, 2023 compared to expense of $5.7 million in the three months ended December 31, 2022. The decrease in income tax expense compared to the prior year relates primarily to current federal and state taxes relative to the prior year quarter.

Nine months ended December 31, 2023 compared to nine months ended December 31, 2022
Revenues ($ in millions)
–Total revenues increased $34.8 million, or 6% year over year, driven primarily by an increase in subscription revenue, offset by decreases in perpetual license and customer support revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $56.0 million, or 22% year over year, driven primarily by a 92% increase in our SaaS revenue compared to the same period in the prior year. Term-based license revenue increased 7% year over year, due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period and an increase in the average selling price of these transactions. Subscription revenue accounted for 50% of total revenues for the nine months ended December 31, 2023 compared to 44% for the nine months ended December 31, 2022.
–Perpetual license revenue decreased $14.9 million, or 26% year over year. Our go to market motion is led by subscription and perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 7% of total revenues for the nine months ended December 31, 2023 compared to 10% for the nine months ended December 31, 2022.
–Customer support revenue decreased $6.2 million, or 3% year over year, driven by a $26.3 million decrease in customer support revenue attached to perpetual license support renewals, partially offset by a $20.1 million increase in support allocated to term-based license arrangements.
–Other services revenue was flat compared to the same period of the prior year. Changes in other services revenue can vary period over period primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 60% and 40% of total revenues, respectively, for the nine months ended December 31, 2023. Total revenues increased 6% in both the Americas and International.
▪Total revenues in the Americas was impacted by a 24% increase in subscription revenue, offset by a 44% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription arrangements. Customer support and other services revenues declined 6% and 2%, respectively.
▪The increase in International total revenues was primarily due to a 19% increase in subscription revenue, offset by a 14% decrease in perpetual license revenue. Customer support revenue increased 2% year over year. Other services revenue increased 3% year over year due to an increase in the delivery of professional services for the region as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Nine Months Ended December 31,
	2023		2022
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$42.9	86%	$31.6	88%
Perpetual license	1.9	96%	1.9	97%
Customer support	44.9	81%	45.1	81%
Other services	22.7	32%	22.1	34%
Total	$112.5	82%	$100.6	83%

–Total cost of revenues increased $11.9 million, and represented 18% and 17% of our total revenues for the nine months ended December 31, 2023 and 2022, respectively.
–Cost of subscription revenue increased $11.4 million, representing 14% of our total subscription revenue for the nine months ended December 31, 2023 compared to 12% for the nine months ended December 31, 2022. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.1 million and represented 4% of our total perpetual revenue for the nine months ended December 31, 2023 compared to 3% for the nine months ended December 31, 2022.
–Cost of customer support revenue decreased $0.1 million and represented 19% of our total customer support revenue for both the nine months ended December 31, 2023 and 2022.
–Cost of other services revenue increased $0.7 million, representing 68% of our total other services revenue for the nine months ended December 31, 2023 compared to 66% for the nine months ended December 31, 2022. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $7.0 million, or 3%, primarily due to employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year as well as increases in marketing spend related to Commvault's SHIFT event in New York City. These increases were partially offset by a $2.2 million decrease in stock-based compensation.
–Research and development expenses decreased $12.6 million, or 11%, driven by decreases in employee compensation and related expenses, including a $6.8 million decrease in stock-based compensation. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $7.5 million, or 10%, driven by $1.8 million in foreign currency transaction losses and increases in employee compensation and related expenses, including an increase of $0.9 million in stock-based compensation year over year.
–Depreciation and amortization expense decreased $3.0 million, or 39%, driven by the reclassification of our owned corporate headquarters as assets held for sale in the fourth quarter of fiscal 2023.

Income Tax Expense
Income tax expense was $17.8 million in the nine months ended December 31, 2023 compared to expense of $14.6 million in the nine months ended December 31, 2022. The increase in income tax expense compared to the prior year relates primarily to current federal and state taxes driven by the increase of pre-tax income relative to the same period in the prior year.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of December 31, 2023, our cash and cash equivalents balance was $284.3 million, of which approximately $196.7 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2023, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 20, 2023, the Board of Directors approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. For the nine months ended December 31, 2023, we have repurchased $133.7 million of our common stock. The remaining amount available under the current authorization as of December 31, 2023 was $122.3 million.
Our summarized cash flow information is as follows (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$123,813	$102,455
Net cash used in investing activities	(4,289)	(4,147)
Net cash used in financing activities	(125,902)	(80,902)
Effects of exchange rate - changes in cash	2,910	(11,444)
Net increase (decrease) in cash and cash equivalents	$(3,468)	$5,962

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges and increases in deferred revenue, partially offset by increases in accounts receivable and deferred commissions.
–Net cash used in investing activities was related to $1.1 million for the purchase of equity securities and $3.2 million of capital expenditures.
–Net cash used in financing activities was the result of $133.7 million of repurchases of common shares, partially offset by $7.8 million of proceeds from employee purchases of common shares under the ESPP and the exercise of stock options.
Working capital decreased $7.1 million from $140.8 million as of March 31, 2023 to $133.7 million as of December 31, 2023. The net decrease in working capital was primarily driven by increases in accrued liabilities and short-term deferred revenue, partially offset by an increase in accounts receivable.
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

Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Recently Issued Accounting Standards
See Note 2 of the unaudited consolidated financial statements for a discussion of the impact of recently issued accounting standards.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and these revenues could be materially affected by currency fluctuations. Approximately 47% of our revenues were from outside the United States for the nine months ended December 31, 2023. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of approximately $1.6 million and $1.8 million for the three and nine months ended December 31, 2023, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million and $0.1 million for the three and nine months ended December 31, 2022, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On April 20, 2023, the Board approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. During the three months ended December 31, 2023, we repurchased $51.3 million of common stock, or approximately 0.7 million shares, under our share repurchase program. As of December 31, 2023, the remaining amount available under the current authorization was $122.3 million. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
October 1-31, 2023	163,248	$67.07	163,248	$162,659
November 1-30, 2023	292,236	$70.05	292,236	$142,190
December 1-31, 2023	255,669	$77.75	255,669	$122,311
Three months ended December 31, 2023	711,153	$72.13	711,153

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
On December 4, 2023, Sanjay Mirchandani, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 86,000 shares of the Company’s common stock. The plan is in effect until December 31, 2024.
On December 4, 2023, Gary Merrill, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 13,000 shares of the Company’s common stock. The plan is in effect until November 29, 2024.
During the three months ended December 31, 2023, no other directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

Commvault Systems, Inc.

Dated:	January 31, 2024	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	January 31, 2024	By:	/s/ Gary Merrill
Gary Merrill
Chief Financial Officer
(Principal Financial Officer)