Form 10-K
period 2024-03-31
COMMVAULT SYSTEMS INC
filed 2024-05-13
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The Nasdaq Stock Market) was approximately $2.9 billion.
As of May 9, 2024, there were 43,401,217 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2024. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2024

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
Company Overview
Incorporated in Delaware in 1996, Commvault Systems, Inc. provides its customers with a scalable platform that enhances customers' cyber resiliency by protecting their data in a world of increasing threats. We provide these products and services for their data across many types of environments, including on-premises, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to protect themselves from threats like ransomware and recover their data efficiently.
With Commvault Cloud, customers have access to business-critical capabilities such as layered defenses to detect and minimize the impact of bad actors; automation to verify clean recovery points; and cloud-native capabilities to dedupe, scale, and as necessary, recover business. We believe in solving hard problems for our customers by enabling them to protect their data in a difficult world. Our comprehensive solutions address the critical aspects of modern cyber resiliency, from data security to data recovery, data governance and compliance in a flexible and scalable platform.

Products
Commvault helps customers protect their data and be cyber resilient in a hybrid multi-cloud environment. Commvault delivers a portfolio of products and services to effectively secure, quickly capture intelligence, and rapidly recover from ransomware attacks or any other threats. Our solutions create an intuitive cyber resilience experience across customer-managed enterprise software and SaaS-delivered cloud native solutions that mitigate data sprawl, facilitate cloud adoption, and help customers modernize and transform their enterprise IT environment.
We do this by offering unified visibility and management across the entire hybrid enterprise so our customers can secure and recover data from any location to any location. Our Commvault Cloud offerings are organized in the following packages – Operational Recovery, Autonomous Recovery and Cyber Recovery.
Operational Recovery includes Commvault’s leading backup and recovery capabilities which can be utilized across hybrid enterprise workloads. It includes features like Zero Trust Architecture and immutable storage to ensure critical data is protected and recoverable. This solution can be delivered as customer-managed software, as SaaS, or a mix of the two to meet the requirements of hybrid enterprises worldwide. It is designed to meet the needs of any size business protecting workloads across all locations, including hybrid environments such as on-premises and multiple cloud providers; physical servers; virtual machines (“VMs”); applications and databases; endpoint devices; and cloud applications. Operational Recovery provides backup, verifiable recovery, and cost-optimized cloud workload mobility, helping to ensure data availability and granular recovery, even across multiple clouds all managed with Commvault’s Command Center.
Autonomous Recovery aims to reduce recovery time, downtime, and costs by bringing automation and validation to Operational Recovery. Designed for automated disaster and cyber recovery use cases, Autonomous Recovery can deliver backup, replication, and disaster recovery for all workloads, on-premises, in the cloud, across multiple clouds, and in hybrid environments. It provides trusted recovery of data and applications, VMs, and containers, along with verifiable recoverability of replicas, cost-optimized cloud data mobility and resilience. Organizations can automatically failover applications to the secondary site in the event of a data incident and continue running without interruption.
Cyber Recovery offers the most comprehensive set of Commvault Cloud capabilities. Building on Operational and Autonomous Recovery Solutions, Cyber Recovery adds data backup and data validation capabilities which help organizations scan for risks, remediate issues, identify compromises in the backup data, and recover clean data at scale. This includes threat scanning to hunt for threats within backup data and cyber deception and threat detection to provide early warning of attacks. This enables organizations to minimize the impact of attacks and aims towards a fast recovery after a cyber incident.
In addition, Commvault provides customers with a variety of industry-leading offerings, including Cleanroom Recovery, HyperScale X, Air Gap Protect and Compliance.
Commvault Cloud’s Cleanroom Recovery is a resilience offering. Traditional isolated on-premises cleanrooms can be expensive to build and maintain, and incident response plans often go untested, increasing an organization’s risk and recovery time objectives. Our Cleanroom Recovery solution empowers organizations to be ready to recover by providing a clean, isolated, and on-demand recovery location in the cloud, as well as the ability to regularly and proactively test their response plans and recover quickly.
Commvault HyperScale X is an intuitive, easy-to-deploy and scale-out, integrated data protection solution to help enterprises transition from legacy scale-up infrastructures to the hybrid cloud, container and virtualized environments. Its flexible architecture allows customers to get up, run quickly and scale while delivering comprehensive data protection for all workloads, including containers, VMs and databases, from a single, extensible platform. With HyperScale X, customers can leverage the entire Commvault portfolio, giving them access to all the features, functions, and industry-leading integration with applications, databases, public cloud environments, hypervisors, operating systems, NAS systems, and primary storage arrays, wherever the data resides. It is available as a fully integrated appliance or as a reference architecture depending on an organization’s requirements.
Commvault Cloud Air Gap Protect is the “easy button” to adopt secure and scalable cloud storage in minutes, supporting an organization's hybrid cloud strategy without the need for additional cloud expertise. It is an integrated, air-gapped cloud storage target that enables IT organizations to efficiently adopt cloud storage for Operational Recovery, HyperScale X or SaaS to ease digital transformation, save costs, reduce risk and scale. This minimizes IT complexities and allows customers to easily store, isolate, and secure data while providing the foundation for predictable costs and reduced overhead.
Commvault's Compliance is an add-on product that facilitates efficient compliance and aids in ensuring relevant legal data remains unaltered. It provides built-in reporting, auditing, and logging to help ensure data is not modified or deleted for legal and compliance purposes. It reduces the time and costs spent between IT and legal departments to expedite discovery and review.

Professional & Customer Support Services
Commvault offers a wide range of professional and customer support services to complement its product portfolio. We offer multiple levels of service that can be tailored to our customers’ needs.
Our services consist of:
•Real-Time Support.    Customers have 24/7 access to support with our support staff available by phone for first responses and to manage resolutions. Our customers also have access to an online support database for help with troubleshooting and operational questions. Innovative use of web-based diagnostic tools provides problem analysis and resolution. Our comprehensive customer support includes “summary of findings” problem analysis, intelligent alerting and troubleshooting assistance.
•Broad Expertise.    Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.
•Global Operations.    We offer our global customer support from physical locations around the world, which allows us to provide 24/7 support. Our cloud-based support system creates a virtual global support center combining these locations to allow for the fastest possible resolution times for customer incidents. We have designed our support infrastructure to scale with the increasing globalization of our customers.
•Customer Success Options.    We offer various enhanced Customer Success options, including Enterprise Success Program ("ESP") offerings, to our software and SaaS customers. Our Customer Success offerings provide resources focused on proactively helping our customers achieve their goals and are aligned to their business initiatives. Our ESP provides additional industry technical experts who provide strategic guidance and advice to ensure our enterprise customers achieve their cyber resiliency objectives. The entire Customer Success program is centered around driving customer adoption, customer satisfaction and quick time to value.

•Technology Consulting Services.    Our technical consultants ensure that customers’ data protection environment is designed for optimal results, configured quickly, and is easy to maintain. We offer architecture design; implementation; automation and orchestration; data migration; and health assessment services. In addition, we offer customers staff-augmentation options via resident support engineers to assist with rapid expert deployment and operation of the Commvault portfolio.
•Recovery Services.    Commvault Readiness Solutions provide the resources and expertise to quickly accelerate returning to normal business operations through the proper design, implementation, administration, and support of our customers' data protection and cyber resilience environment.
•Education Services.    We offer training content for learners at all levels, with basic, intermediate, and expert certifications available. We also provide a selection of self-paced online content for our products in our On-Demand Learning Library.
•Remote Managed Services.    Commvault Remote Managed Services provide results-oriented data protection and cyber resilience to customers worldwide. Commvault experts provide secure, reliable, and cost-effective remote monitoring and management of our customers' data protection environment.

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
Strategic Relationships
An important element of Commvault’s strategy is to establish partnerships that support development, marketing, selling and implementation of our solutions. We believe that strategic and technology-based relationships with industry leaders are fundamental to our success. We have forged numerous relationships with software, hardware, cloud and cybersecurity partners to enhance our combined capabilities and to create the optimal combination of data and information management applications. We believe this approach enhances our ability to expand our product offerings and customer base and to enter new markets. We have established the following types of strategic relationships:
Alliance and Technology Partners.  We maintain strategic sales, marketing and technology relationships with industry leaders to ensure that our products are integrated with, supported by and add value to our partners’ portfolios. Collaboration with these market leaders allows us to provide solutions that enable our customers to improve data and information management efficiency. We also maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our portfolio with their equipment and technologies. We believe these partnerships enhance our position in the market and serve as an accelerator to sales.
Distributors, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships.  These partners either bundle our solutions together with their own products or resell our solutions independently.
To broaden our market coverage, we work closely with our global original equipment manufacturer ("OEM") partners, investing significant time and resources to deliver joint solutions incorporating Commvault solutions. These partners team with our technical, engineering, marketing and sales force to enhance integration, tuning, operational management, implementation and vision for solutions that are designed to meet current and future data protection and cyber resilience needs. Our alliance managers work directly with global OEM partners to design, deliver and support field activities that make it easier for customers to locate, learn about, and purchase these differentiated solutions.
Additionally, we have a non-exclusive distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for 36% of our total revenue in fiscal 2024 and 37% in fiscal 2023.

Service Provider Partners. Our solutions are the cyber resilience platform for many service providers, which provide cloud-based solutions to customers worldwide. As companies of all sizes and markets rapidly adopt cloud infrastructures for cost efficiencies, speed and agility, we remain committed to these strategic relationships to address this growing trend. Customers looking to move IT operations to the cloud depend on service providers to migrate, manage and protect their data and cloud infrastructures. We partner with a broad ecosystem of managed service providers and cloud partners to effectively deliver data protection-as-a-service solutions based on Commvault solutions across geographies, vertical markets and offerings.
Marketplace. During fiscal year 2024, we began selling our solutions via marketplace offerings which enable customers to purchase our solutions through online platforms, such as Microsoft, AWS or Google. The marketplace allows us to publish an offer which an end user can then purchase directly, or through the assistance of a partner.
Competition
The data protection and cyber resilience market is intensely competitive and highly fragmented. The principal competitive factors in our industry include product functionality, performance, integration, platform coverage, scalability, price, global sales infrastructure, technical support, branding and reputation. The ability of major system vendors to bundle solutions is also a significant competitive factor in our industry.
Our primary competitors in the data protection software applications market, each of which has one or more products that compete with a part of or our entire product suite, include Avepoint, Cohesity, Dell-EMC, Druva, IBM, Rubrik, Veeam, and Veritas.
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
Sales and Marketing
We sell our cyber resilience solutions to businesses of all sizes and government agencies. We sell through our global direct sales force and partner channels.
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
Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our cyber resilience platform and solutions. Our engineering efforts support product development across all major operating systems, databases, applications, hyperscalers and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our solutions to ensure interoperability with our strategic partners’ solutions. We have also made substantial investments in the automation of our product test and quality assurance laboratories.
Technology, Intellectual Property and Proprietary Rights
We believe our solutions are a major differentiator versus our competitors’ portfolios. Our Commvault Cloud platform powered by Metallic AI aims to deliver the highest security, most intelligence, and fastest recovery across on-premises, hybrid and multi-cloud environments. Our solutions’ unique features drive the performance, scale, TCO benefits and interoperability of our offerings. Such features include encryption, indexing and immutable recovery. Additional options enable content search and auditing features to support data discovery and compliance.

Our success and ability to compete depend on our continued development and protection of our solutions. We rely primarily on a combination of trade secret, patent, copyright and trademark laws, as well as contractual provisions, to establish and protect our intellectual property rights.
We patent our technical infrastructure and key usability and design concepts. Our software’s unique capabilities are covered by a robust portfolio of patents worldwide. Areas such as cyber resilience, data protection, security, transformation, insights, and compliance and governance, including our SaaS and HyperScale X solutions, are core to our competitive advantage. More than 1,400 patents have been issued to Commvault globally as a result of our strategic patenting. We also have established proprietary trademark rights in markets across the globe, and Commvault owns over 150 worldwide trademark registrations and pending registration applications. Refer to our “Risk Factors” below.
Government Regulations
The global legal environment of technology businesses is evolving rapidly and is often unclear. These topics include data privacy and security, pricing, advertising, taxation, economic sanctions, content regulation and intellectual property ownership and infringement.
We are subject to several local, state, federal and foreign laws and regulations regarding privacy and data protection. Regulators around the world have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals, and the U.S. Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data security, unfair practices or consumer protection laws. The scope and interpretation of these laws could change, and the associated burdens and our compliance costs could increase in the future.
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
People
Commvault aims to unlock potential in data, customers and our employees. To accomplish that, our employees are empowered to drive innovation and help our customers—by inspiring one another and working to make what’s already great, even greater—whether that’s product, process or team. As of March 31, 2024, we had 2,882 employees worldwide, of which approximately 40% were in the United States and 60% were located internationally.
We remain committed to providing employees with opportunities and resources that enable them to work successfully and creatively, while also investing in their professional and personal development. Throughout fiscal 2024, our employees participated in over 1,200 training programs, totaling more than 190,000 hours.

Diversity, Equity and Inclusion
At Commvault, we believe that diversity is a business imperative at the heart of our human capital management strategy. We not only drive the ability to be a best-in-class cyber resilience organization but also uphold our value in the marketplace by leading as an employer of choice.
We continue to elevate our employee engagement and belonging efforts which is the foundation of our approach. We have implemented an Employee Resource Group (“ERG”) operating model and have established five ERGs for cross-cultural learning, mentoring and relationship building across employees:
1.Women in Technology (WiT)
2.Multi-Culture
3.PRISM (LGBTQ+ & Allies)
4.VALOR (Veterans & Allies)
5.CapAbilities (Disability inclusion)
We also have two Employee Affinity Groups: Family Support Network and Environmental Group - VAST (Vaulters Advocating Sustainable Technology). Foundational to these engagement initiatives is our Courageous

Conversations program designed to foster difficult conversations in an open, safe and respectful manner. This program has become the hub for all diversity, equity and inclusion issues and related conversations, where employees and senior leaders share courageous life experiences related to bias and social injustice. Since its inception, we have hosted powerful sessions, each virtually, reaching our workforce around the globe.
We continue to be committed to securing the best talent with a concerted effort to expound on and build an inclusive and diverse pipeline of candidates. We are committed to providing an environment that fosters career growth, investing in the development, creativity and aspirational needs of all employees.

Employee Health, Safety and Wellness
Commvault values its people and their contribution to our company. In return for their contribution, we are committed to providing a corporate culture that is focused on the health, safety and well-being of our employees. We take a holistic approach to health and wellness to support the dynamic aspects of our employees’ lives, including their physical, social, emotional, family and financial well-being. We operate in accordance with applicable safety laws and procedures to ensure we provide a safe work environment for all.

Information about our Executive Officers
The following table presents information with respect to our executive officers as of May 9, 2024:

Name	Age	Position
Sanjay Mirchandani	59	President and Chief Executive Officer
Gary Merrill	49	Chief Financial Officer
Sanjay Mirchandani has served as our President and Chief Executive Officer ("CEO") since February 2019. Prior to joining Commvault, Mr. Mirchandani served from September 2016 to January 2019 as the Chief Executive Officer of Puppet, Inc. (“Puppet”), an Oregon-based IT automation company. Mr. Mirchandani joined Puppet in May 2016 as President and Chief Operating Officer. Mr. Mirchandani brings a wealth of international business experience through his diverse well-rounded career in technology. Before joining Puppet, from October 2013 to April 2016, Mr. Mirchandani served as Corporate Senior Vice President and General Manager of Asia Pacific and Japan at VMware, Inc. and, from June 2006 to October 2013, Mr. Mirchandani held various senior leadership positions at EMC Corporation, including Chief Information Officer and leader of the Global Centers of Excellence. Prior to that, Mr. Mirchandani held various positions at Microsoft Corporation and Arthur Andersen LLP. Mr. Mirchandani has a Master of Business Administration degree from the University of Pittsburgh and a bachelor’s degree in mathematics from Drew University.
Gary Merrill has served as our Chief Financial Officer ("CFO") since July 2022. Prior to his current role, Mr. Merrill served as our Chief of Business Operations from April 2021 until June 2022. He also held the position of Vice President of Operations from April 2019 through March 2021 and from December 2012 to March 2019, served as Chief Accounting Officer. Prior to joining Commvault, Mr. Merrill held accounting management positions with several publicly traded companies. Mr. Merrill began his career with Arthur Anderson LLP in its audit practice. Mr. Merrill obtained his bachelor’s degree in accounting from Elizabethtown College.
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

The cyber resiliency market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered.
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
We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors, OEMs, and marketplaces for the distribution of our solutions, and the failure of these channels to effectively sell our solutions could have a material adverse effect on our revenues and results of operations.
We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our products and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, typically do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry data protection solutions that compete with ours. These resellers may give a higher priority to other software or SaaS applications, including those of our competitors, or may not continue to carry data protection solutions. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it could have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers or they could fail to perform as we anticipate, including required compliance with the terms and obligations of our agreement, either of which could reduce our sales or impact our reputation in the market. In addition, we expect that a portion of our sales growth will depend upon our ability to identify and attract new resellers. Our competitors also use reseller arrangements and may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to maintain and/or expand our network of resellers could impair our ability to grow revenues in the future.

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
In addition, we have a non-exclusive distribution agreement with Arrow pursuant to which Arrow’s primary role is to enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. Arrow accounted for approximately 36% of our total revenues for fiscal 2024 and 37% of our total revenues in both fiscal 2023 and fiscal 2022. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
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
We also sell our solutions via marketplace offerings which enable customers to purchase our solutions through online platforms, typically hosted by a cloud provider. The marketplace allows us to publish an offer which an end user can then purchase directly, or through the assistance of a partner. Similar to our resellers and OEMs, marketplace providers have no obligation to sell or recommend our solutions or offer our solutions exclusively or at all. Sales through the marketplace have not been material to date; however, we anticipate an increase in revenue through this channel. Failure to effectively compete in the marketplace could have a material adverse effect on our revenues and results of operations in future periods.
If the cost for maintenance and support agreements, or our term-based subscription licenses and SaaS arrangements, with our customers is not competitive in the market or if our customers do not renew their agreements either at all, or on terms that are less favorable to us, our business and financial performance might be adversely impacted.
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
Additionally, a significant amount of our revenues are from term-based software license and SaaS arrangements. The arrangements are typically one to three years in duration. If at the end of the initial term, customers elect to not renew, or they renew terms that are less favorable to us, our business and financial performance might be adversely impacted.
In periods of volatile economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.
Our outstanding accounts receivables are generally not secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of our solution. Volatile economic conditions, including those related to the wars in Israel and Ukraine and the global response to the conflicts, the COVID-19 pandemic and its variants, or the financial instability of banking institutions could result in our customers and resellers facing liquidity concerns leading to them not being able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows.
In addition, we have transitioned a more significant percentage of our revenue to subscription, or term-based, arrangements. In these arrangements, our customers may pay for solutions over a period of several years. Due to the potential for extended period of collection, we may be exposed to more significant credit risk.

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
We depend on growth in the data protection and cyber resiliency market, and lack of growth or contraction in this market could have a material adverse effect on our sales and financial condition.
Demand for data protection and cyber resilience solutions is linked to growth in the amount of data generated and stored, demand for data retention and management (whether as a result of regulatory requirements or otherwise) demand for and adoption of new backup devices and networking technologies, and ability to respond to and recover from data breaches in a secure environment. Because our solutions are concentrated within the data protection and cyber resiliency market, if the demand for backup and data protection solutions devices declines, our sales, profitability and financial condition would be materially adversely affected.
Furthermore, the data protection and cyber resiliency market is dynamic and evolving. Our future financial performance will depend in large part on continued growth in the number of organizations adopting data protection and cyber resilience solutions for their environments. The market for data protection and cyber resilience solutions may not continue to grow at historic rates, or at all. If this market fails to grow or grows more slowly than we currently anticipate, our sales and profitability could be adversely affected.
Our SaaS offerings require costly and continual infrastructure investments and if these investments do not yield the expected return, our business and financial performance might be adversely impacted.
In order to deliver our SaaS offerings via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this business model. In addition, as we look to deliver new or different cloud-based services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. Our revenues related to SaaS offerings have increased in recent years. If there is a reduction in demand for these services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer.
We rely on third-party hosting providers to deliver our SaaS offerings. Therefore, any disruption or interference with our use of these services could adversely affect our business.
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
Incorrect or improper implementation or use of our data security solutions could result in customer dissatisfaction and harm our business, financial condition, and results of operations.

Our products are deployed by our customers and partners in a wide variety of IT infrastructures, including large-scale, complex technology environments, and we believe our future success will depend, at least in part, on our ability to support such deployments. Implementations of our products may be technically complicated, and it may not be easy to maximize the value of our products without proper implementation, training, and support. Some of our customers have experienced difficulties implementing our products in the past and may experience implementation difficulties in the future. If our customers and partners are unable to implement our products successfully, perceptions of our products may be impaired, our reputation and brand may suffer, or customers may choose not to renew their subscriptions or purchase additional products from us.
Any failure by customers or partners to appropriately implement our products could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation, and harm our business, financial condition, and results of operations.
We may not receive significant revenues from our current research and development efforts for several years, if at all.
Developing software and technology is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $132.3 million, or 16% of our total revenues in fiscal 2024, $141.8 million, or 18% of our total revenues in fiscal 2023 and $153.6 million, or 20% of our total revenues in fiscal 2022. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
We implemented a restructuring plan in fiscal 2024, which we cannot guarantee will achieve its intended results.
In fiscal 2024, we initiated a restructuring plan to enhance customer satisfaction, optimize operational efficiency, and align our customer experience functions with our strategic goals. We cannot guarantee the restructuring plan will achieve its intended results. Risks associated with this restructuring plan also include additional unexpected costs, adverse effects on employee morale and the failure to meet operation and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
We are subject to several local, state, federal and foreign laws and regulations regarding privacy and data protection, and any actual or perceived failure by us to comply with such laws and regulations could adversely affect our business.
We are currently subject, and may become further subject, to local, state, federal and foreign laws and regulations regarding the privacy and protection of personal data or other potentially sensitive information. In the United States, federal, state, and local governments have enacted numerous data privacy security laws, including data breach notification laws, data privacy laws, consumer protection laws, and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the "CCPA"), imposes obligations on certain businesses to provide specific disclosures in privacy notices and grants California residents certain rights related to their personal data. The CCPA imposes statutory fines for noncompliance (up to $7,500 per violation). Other states have enacted or proposed similar laws. These developments may increase legal risk and compliance costs for us and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s ("E.U.") General Data Protection Regulation ("E.U. GDPR"), and the United Kingdom’s ("U.K.") GDPR ("U.K. GDPR"), impose strict requirements for processing the personal data of individuals. Violations of these obligations carry significant potential consequences. For example, under the E.U. GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. Additionally, new and emerging data privacy regimes may be applicable in Asia, including India's Digital Personal Data Protection Act, China's Personal Information Protection Law, Japan's Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act.

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
As a global company, with employees and customers located around the world in a variety of industries, our performance may be impacted by public health crises, including the COVID-19 pandemic and its variants, which has caused global economic uncertainty. The emergence of a public health threat could pose the risk that our employees, partners, and customers may be prevented from conducting business activities at full capacity for an indefinite period, due to the spread of the disease or suggested or mandated by governmental authorities. Moreover, these conditions can affect the rate of information technology spending and may adversely affect our customers’ willingness to purchase our solutions, delay prospective customers’ purchasing decisions, reduce the value or duration of their contracts, cause our customers to request concessions including extended payment terms or better pricing, or affect attrition rates, all of which could adversely affect our future sales and operating results. The global spread of COVID-19 has created significant uncertainty, and economic disruption. We have undertaken measures to protect our employees, partners, and customers, including allowing our employees to work remotely; however, there can be no assurance that these measures will be sufficient or that we can implement them without adversely affecting our business operations.
Borrowing against our revolving credit facility could adversely affect our operations and financial results.
We have a $100 million revolving credit facility. As of March 31, 2024, there were no borrowings under the credit facility. If we were to borrow substantially against this facility the indebtedness could have adverse consequences, including:
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
The credit facility also contains financial maintenance covenants, including a leverage ratio and interest coverage ratio, and customary events of defaults. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. For further discussion on our revolving credit facility, see Note 16 of the notes to the consolidated financial statements.

Risks Related to our International Operations
If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed.
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of March 31, 2024, we had 1,037 employees located in India. Wage costs differentiate depending on regions throughout the world. Wages in India are increasing at a faster rate than in the many other countries, including the United States. These increases could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business.
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
We have significant sales and services operations outside the United States and derive a substantial portion of our revenues from these operations. We generated approximately 48% and 47% of our revenues from outside the United States in fiscal 2024 and fiscal 2023, respectively. International revenue increased 9% in fiscal 2024 compared to fiscal 2023. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
In addition to facing risks similar to the risks faced by our domestic operations, our international operations are also subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:
•adverse effects in economic conditions in the countries in which we operate related specifically to the wars in Israel and Ukraine, the COVID-19 pandemic and the governmental regulations put in place as a result of the virus, and the financial instability of banking institutions;
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

Risks Related to Technology and Security
We may be subject to IT system failures, network disruptions, cybersecurity incidents and breaches in data security.
IT system failures, network disruptions, cybersecurity incidents and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the delivery of our solutions, negatively affecting customer support or professional services, preventing the processing of transactions and reporting of financial results, and disturbing our enterprise resource planning system. IT system failures, network disruptions, cybersecurity incidents and breaches of data security could also result in the unintentional disclosure of customer or our information as well as damage our reputation. There can be no assurance that a system failure, network disruption, cybersecurity incident or data security breach will not have a material adverse effect on our financial condition and operating results. Cybersecurity breaches or incidents and other exploited security vulnerabilities could subject us to significant costs and third-party liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of our products and services, damage our reputation, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to litigation, regulatory investigations, and significant fines and penalties.
Bad actors regularly attempt to gain unauthorized access to our IT systems, and many such attempts are increasingly sophisticated. These attempts, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware or ransomware to our environments and impersonating authorized users.
Third-party service providers that we may rely on to back up and process our confidential information may also be subject to similar threats. Such threats could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or partners, as well as damage to or disruptions in our IT systems. These threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but attempts to gain unauthorized access to our IT systems or other attacks may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could adversely impact our business, internal controls, results of operations, and financial condition.
We may not be successful in our initiatives that utilize AI, which could adversely affect our business, reputation, or financial results.
There are significant risks involved in utilizing AI and no assurance can be provided that such usage will enhance our business or assist our business in being more efficient or profitable. Known risks currently include accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy, and cybersecurity and data provenance. In addition, AI may have errors or inadequacies that are not easily detectable. For example, certain AI may utilize historical data in its analytics. To the extent that such historical data is not indicative of the current or future conditions, or models fail to filter biases in the underlying data or collection methods, such AI usage may lead us to make determinations on behalf of our business, recommendations to our clients, or developments to our products and services, in each case, that may have an adverse effect on our business and financial results. If AI models are incorrectly designed or the data used to train them is overbroad, incomplete, inadequate or biased in some way, our use may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our products and services, business and reputation.
AI is a complex and rapidly evolving regulatory landscape. The use of AI may increase intellectual property, cybersecurity and data protection, operational and technological risks, and our related efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results or subject us to legal liability. In particular, technologies underlying AI and their use cases are subject to a variety of laws, including intellectual property, cybersecurity and data protection, consumer protection and equal opportunity laws. If we do not have sufficient rights to use the data on which these models rely, we may incur liability through the violation of such laws, third-party privacy or other rights or contracts to which we are a party. Changes in laws, rules, directives and regulations may adversely affect the ability of our business to develop and use AI.
We may also market our own products as containing AI features. Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt such AI features which could reduce or delay customer adoption.
Any of these factors could adversely affect our business, reputation, or financial results or subject us to legal liability.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements, or preferences, our products may become less competitive.
Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance, improve, and differentiate our products, increase adoption and usage of our products, and introduce new products and capabilities. The market in which we compete is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to enhance our products and keep pace with rapid technological change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition, and results of operations could be adversely affected.
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
The process of determining our anticipated tax liabilities involves many calculations and estimates that are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the outcomes of audits with tax authorities and the positions that we will take on tax returns prior to our actually preparing the returns. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. For further discussion on income taxes, see Note 11 of the notes to the consolidated financial statements.

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
At March 31, 2024, our goodwill was approximately $127.8 million, which represented approximately 14% of our total assets. We test goodwill for impairment at least annually at the reporting unit level, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of its carrying amount. This qualitative assessment requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. For additional information on our goodwill impairment testing, see Note 2 of the notes to the consolidated financial statements. Any future impairment of this asset could have a material adverse effect on our results of operations, which may adversely affect the market price of our common stock.
Impairment charges of long-lived assets, including assets held for sale, could adversely affect our financial condition and results of operations.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In January 2023, we entered into an exclusive agreement to sell our owned corporate headquarters and reclassified the assets as held for sale. As a result, we evaluated the carrying value of our long-lived assets related to the property and determined that the carrying value of those assets may not be fully recoverable, and as such, recorded an impairment charge of $53.5 million in the fourth quarter of fiscal 2023. As of March 31, 2024, the sale has not yet been finalized and the exclusivity of the agreement has expired. We are continuing to market the building for sale and expect the transaction to be completed within calendar year 2024. While classified as held for sale, we may need to reassess the fair value of the building at each of our reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record additional impairment charges in the future. In addition, if certain events or changes in circumstances arise, such as being unable to sell the building within a reasonable timeframe or if selling the building would result in a negative economic future state, we may need to reclassify the building from “assets held for sale” to “assets held and used,” and record a cumulative catch-up on the depreciable assets, which may have a material impact on our operating results and could impact the market price of our common stock. See Note 5 of the notes to the consolidated financial statements for additional information on our assets held for sale.
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
We cannot predict our future quarterly revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

•the unpredictability of the timing and magnitude of orders for our solutions, particularly transactions greater than $100,000, as a majority of our quarterly revenues were earned and recorded near the end of each quarter;
•failure to develop substantial sales pipeline for our products;
•failure to attract new customers and expand sales to our existing customers, including by effectively marketing and pricing our products;
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
Management has assessed that our internal control over financial reporting is effective and lacks any material weaknesses. Such assessment is made through subjective judgment of our management that may be open to interpretation. The effectiveness of our internal control in the future is subject to the risk that such internal controls may become inadequate. In the future, if we fail to timely complete this assessment, or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls, there may be a loss of public confidence in our financial reporting, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
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
Our business may be adversely affected by the impact of the wars in Israel and Ukraine and a widespread outbreak of contagious diseases, including the COVID-19 pandemic and its variants. These events may cause us or our customers to temporarily suspend operations and could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our solutions, our ability to collect against existing trade receivables and our operating results.

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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management and Strategy
Commvault has established a cybersecurity program for the benefit of the company, our customers, partners and stockholders. The cybersecurity program includes policies, processes and practices that are designed to assess, identify and manage material risks from cybersecurity threats and is integrated into our enterprise risk management program. Led by the Chief Information Security Officer (“CISO”), Commvault’s cybersecurity program leverages the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, with the primary objective of securing systems and data from cyber threats. We procure security technologies, consistently work to mature our cybersecurity program, and partner with security service providers. We have established a Security Incident Response Plan ("SIRP") which outlines our processes for incident preparation, detection, analysis, containment, eradication, and post-incident analysis. In addition to the SIRP, we maintain a Crisis Management Plan to organize roles and responsibilities in the event of a crisis, a Disaster Recovery Plan to provide guidance in the recovery of systems following an outage, and a Business Continuity Plan to identify alternative means of conducting business in the event of business disruption. We partner with third parties to enhance monitoring and response capabilities and facilitate readiness activities including tabletop exercises and penetration testing. All employees are required to undergo annual security awareness training on current and potential cybersecurity threats and report suspicious activity. We also assess third-party service provider cybersecurity controls through a risk assessment questionnaire and include security and privacy terms in contracts as appropriate.
Commvault maintains a variety of third-party certifications and undergoes annual assessments for SOC 2 Type 2, ISO 27001, HIPAA, CJIS, and PCI DSS. In support of these certifications and assessments, our products also undergo security testing. Annually, internal auditors complete a risk assessment of specific business operations like privacy and sanctions compliance or travel & expense policy compliance, identify areas of heightened risk, and conduct dedicated audit engagements at the direction of Management. The findings, observations, and recommendations from these engagements are shared with Management and the Audit Committee, as appropriate.
To date, Commvault is not aware of any cybersecurity incidents that have materially affected Commvault’s financial condition or business operations. Given the increasingly complex and sophisticated cyber threat landscape, we try to be vigilant to predict and prevent attacks. Commvault has prioritized cyber resilience measures and leverages governance processes and procedures to mitigate potential business impacts if and when an adverse event occurs. Although no material impacts have been recorded to date, IT system failures, network disruptions, cybersecurity incidents, and data breaches could adversely impact our business, internal controls, results of operations, and financial condition.
For additional description of cybersecurity risks and potential related impacts on Commvault, refer to the risk factor captioned “Risks Related to Technology and Security – We may be subject to IT system failures, network disruptions, cybersecurity incidents and breaches in data security” in Part 1, Item 1A. “Risk Factors.”

Governance
Commvault’s Board of Directors (the "Board") provides oversight of Commvault’s enterprise risk management strategy, which includes risks from cybersecurity threats. The Audit Committee of the Board of Directors receives quarterly briefings on the cybersecurity program from the CISO and briefings on the Enterprise Risk Management Committee (“ERMC”) and Cybersecurity Oversight Team (“CSOT”) from the Chief Legal and Compliance Officer (“CLCO”). The Board is kept apprised of cybersecurity updates through quarterly, or as needed, reporting from the Audit Committee Chair and annual, or as needed, reporting directly to the Board from the CISO.
Commvault’s Management, including the CEO, CFO, CLCO, CISO, Chief Information Officer (“CIO”), and Senior Vice President of Engineering, is responsible for our cybersecurity risk management strategy, operational decision-making, and incident preparedness and response. The current CISO holds a Bachelor of Science in Information Technology, industry certifications such as CISSP, CISA, CISM, is affiliated with various CISO professional working groups, and has over twenty-five years of experience in information security, compliance, technology, and program management across financial, telecommunications, audit, healthcare, retail, and professional services organizations. Management ensures cybersecurity risks are communicated through the establishment of the ERMC and the CSOT and regular, or as needed, reporting to the Audit Committee and the Board. The ERMC is responsible for the implementation, maintenance, and execution of our enterprise risk management program. The ERMC meets quarterly, or as needed, to assess, consider, and manage material risks including cybersecurity threats across the business. The CSOT is responsible for the significant operational decisions in the event of an active cybersecurity incident. The CSOT meets as needed, with the Audit Committee Chair as an optional attendee, to provide counsel and foster productive communication between Management and the Board.

Item 2.	Properties
Our principal administrative, sales, marketing, customer support and research and development facility is located at our owned corporate headquarters in Tinton Falls, New Jersey. In January 2023, we entered into an exclusive agreement to sell the property. The exclusivity expired in January 2024 and we are currently marketing the corporate headquarters for sale. We believe the sale will be completed in calendar year 2024. Upon closing of the transaction, we intend to enter into a lease for a portion of the premises.
In addition, we have offices in the United States in Florida and Texas; and outside the United States in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Israel, Italy, Japan, Malaysia, Netherlands, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan, United Arab Emirates, and United Kingdom.

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
Stockholders
As of May 9, 2024, there were approximately 41 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2019 and March 31, 2024, with the cumulative total return of (i) The Nasdaq Composite Index and (ii) The Nasdaq Computer Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2019 in our common stock, The Nasdaq Composite Index and The Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2019 was the closing sales price of $64.74 per share.
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

Commvault
Nasdaq Composite Index
Nasdaq Computer Index
350
300
250
200
150
100
50
$ (In Thousands)
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24

	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024
Commvault	100.00	62.53	99.63	102.49	87.64	156.67
Nasdaq Composite Index	100.00	99.62	171.38	183.98	158.12	211.91
Nasdaq Computer Index	100.00	112.16	196.63	236.26	211.45	316.72

Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, we repurchased $50.4 million of common stock, or approximately 0.5 million shares, under our repurchase program. As a result, $71.9 million remained available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1-31, 2024	132,303	$78.88	132,303	$111,875
February 1-29, 2024	210,163	93.78	210,163	92,166
March 1-31, 2024	204,571	98.85	204,571	71,944	*
Three months ended March 31, 2024	547,037	$92.07	547,037
*On April 18, 2024, the Board of Directors approved an increase in our share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. For discussion comparing the period ended March 31, 2023 to March 31, 2022, please refer to our Annual Report on Form 10-K, filed with the SEC on May 5, 2023.
Overview
Incorporated in Delaware in 1996, Commvault Systems, Inc. provides its customers with a scalable platform that enhances customers' cyber resiliency by protecting their data in a world of increasing threats. We provide these products and services for their data across many types of environments, including on-premises, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to protect themselves from threats like ransomware and recover their data efficiently.
Industry
Our industry continues to go through accelerating changes as the result of compounding data growth, increasing security threats, and the introduction of new technologies. These changes are shifting the demands on the importance of resilience for the modern enterprise. Companies now require a comprehensive cyber resilience platform that simplifies and manages these forces holistically. Commvault Cloud is designed to secure and accelerate the recovery so that data can be restored from anywhere to anywhere, rapidly, reliably, and at scale.
Sources of Revenues
We generate revenues through subscription arrangements, perpetual software licenses, customer support contracts and other services. A significant portion of our total revenues comes from subscription arrangements, which include both sales of term-based licenses and SaaS offerings. We are focused on these types of recurring revenue arrangements.

We expect our subscription arrangements will continue to generate revenues from the renewals of term-based licenses and SaaS offerings sold in prior years. Any of our pricing models (capacity, instance based, etc.) can be sold via a subscription arrangement, either through term-based licensing or hosted services. In term-based license arrangements, the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. In SaaS offerings, customers use hosted software over the contract period without taking possession of the software. Revenue related to SaaS is recognized ratably over the contract period.
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, OEMs and marketplaces. Subscription revenue generated through indirect distribution channels accounted for approximately 90% of total subscription revenue in recent fiscal years. Subscription revenue generated through direct distribution channels accounted for approximately 10% of total subscription revenue in recent fiscal years. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of subscription revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our subscription revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. We generated 36% of our total revenues through Arrow in fiscal 2024, and 37% of our total revenues in both fiscal 2023 and fiscal 2022. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
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

Description of Costs and Expenses
Our cost of revenues is as follows:

•Cost of Subscription Revenue, consists primarily of the cost of third-party royalties and other costs such as media, manuals, translation and distribution costs, and hardware associated with our appliances as well as third-party hosting fees related to our SaaS offerings;

•Cost of Perpetual License Revenue, consists primarily of the cost of third-party royalties and other costs such as media, manuals, translation and distribution costs;

•Cost of Customer Support Revenue, consists of salary and employee benefit costs in providing customer support services; and

•Cost of Other Services Revenue, consists of salary and employee benefit costs in providing professional services.

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

•General and Administrative, consists primarily of salaries, stock-based compensation and benefits for our executive, accounting, human resources, legal, information systems and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services, compliance costs and insurance; and

•Depreciation and Amortization, consists of depreciation expense for computer equipment we use for information services and in our development and test labs, amortization of intangible assets, and in fiscal years 2023 and 2022, depreciation for our owned corporate headquarters.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 48% of our total revenue for fiscal 2024, 47% for fiscal 2023 and 48% for fiscal 2022. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2023, our total revenues would have been lower by $4.1 million, our cost of revenues would have been higher by $0.1 million, and our operating expenses would have been lower by $1.4 million from non-U.S. operations for fiscal 2024.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $2.4 million and $1.2 million in fiscal 2024 and fiscal 2023, respectively, and insignificant losses in fiscal 2022.

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
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software related revenue) and which portions must be deferred and recognized in future periods (generally SaaS, customer support, and other services revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the credit-worthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period. We recognize revenue net of sales tax.
We generate revenues through subscription arrangements, perpetual software licenses, customer support contracts and other services. A significant portion of our total revenues comes from subscription arrangements, which include both sales of term-based licenses and SaaS offerings. We are focused on these types of recurring revenue arrangements.
We expect our subscription arrangements will continue to generate revenues from the renewals of term-based licenses and SaaS offerings sold in prior years. Any of our pricing models (capacity, instance based, etc.) can be sold via a subscription arrangement, either through term-based licensing or hosted services. In term-based license arrangements, the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. In SaaS offerings, customers use hosted software over the contract period without taking possession of the software. Revenue related to SaaS is recognized ratably over the contract period.
We sell both perpetual and term-based licenses of our software. We refer to our term-based software licenses as subscription arrangements. We do not customize our software and installation services are not required. The software is delivered before related services are provided and is functional without professional services, updates and technical support. We have concluded that our software licenses (both perpetual and subscription) are functional intellectual property that is distinct, as the user can benefit from the software on its own. Revenues for both perpetual and term-based licenses is typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the new subscription period.

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

Accounting for Income Taxes
Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when, in our judgment, it is more likely than not that deferred tax assets will not be realized. In assessing the need for a valuation allowance, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. In prior years, we believed that it was more likely than not that we would not realize the benefits of our gross deferred tax assets and therefore had recorded a valuation allowance to reduce the carrying value of those deferred tax assets, net of the impact of the reversals of taxable temporary differences, to zero. As and for the fiscal year ended March 31, 2024, we believe that it is more likely than not that we will realize the benefits of our gross deferred tax assets and therefore we have released the previously recorded valuation allowance, resulting in an income tax benefit in the current period. In the future, changes to our estimates regarding the realizability of our gross deferred tax assets could materially impact our results of operations.
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Australia, Canada, Germany, Netherlands and United Kingdom.
Goodwill
We test goodwill for impairment at least annually, on January 1, by performing a qualitative assessment of whether the fair value of each reporting unit or asset exceeds its carrying amount. We have one reporting unit. Goodwill is tested at this reporting unit level. This requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. During the fourth quarter of fiscal 2024, we performed a qualitative impairment test for goodwill and concluded that the carrying amount of the reporting unit does not exceed the fair value. No goodwill impairment charges were recorded for the years ended March 31, 2024, 2023, and 2022.
Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Fiscal year ended March 31, 2024 compared to fiscal year ended March 31, 2023
Revenues (in millions)

–Total revenues increased $54.7 million, or 7% year over year, driven primarily by an increase in subscription revenue, offset by decreases in perpetual license and customer support revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $81.4 million, or 23% year over year, driven primarily by an 87% increase in our SaaS revenue compared to the same period in the prior year. Term-based license revenue increased 8% year over year, due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period. Subscription revenue accounted for 51% of total revenues in fiscal 2024 compared to 44% in fiscal 2023.
–Perpetual license revenue decreased $17.3 million, or 23% year over year. This decrease is primarily a result of our preferred route to market which is led by the sale of term-based licenses. Perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 7% of total revenues in fiscal 2024 compared to 10% in fiscal 2023.
–Customer support revenue decreased $6.5 million, or 2% year over year, driven by a $32.4 million decrease in customer support revenue attached to perpetual license support renewals, partially offset by a $25.9 million increase in customer support allocated to term-based license arrangements.
–Other services revenue decreased $2.9 million, or 6% year over year. Changes in other services revenue can vary period over period primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 59% and 41% of total revenues, respectively, for the fiscal year ended March 31, 2024. Total revenues increased 6% and 8% in the Americas and International, respectively.
▪Total revenues in the Americas was impacted by a 24% increase in subscription revenue, offset by a 45% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription arrangements. Customer support and other services revenues declined 5% and 9%, respectively.
▪The increase in International total revenues was primarily due to a 21% increase in subscription revenue, offset by an 8% decrease in perpetual license revenue. Customer support revenue increased 2% year over year. Other services revenue was flat year over year.
Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Year Ended March 31,
	2024		2023
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$58.4	86%	$44.5	87%
Perpetual license	2.2	96%	2.4	97%
Customer support	60.8	80%	58.3	81%
Other services	30.3	32%	30.2	37%
Total	$151.6	82%	$135.4	83%
–Total cost of revenues increased $16.2 million and represented 18% and 17% of our total revenues in fiscal 2024 and fiscal 2023, respectively.
–Cost of subscription revenue increased $13.9 million, representing 14% of our total subscription revenue in fiscal 2024 compared to 13% in fiscal 2023. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.3 million and represented 4% of our total perpetual revenue in fiscal 2024 compared to 3% in fiscal 2023.
–Cost of customer support revenue increased $2.5 million and represented 20% of our total customer support revenue in fiscal 2024 compared to 19% in fiscal 2023.
–Cost of other services revenue increased $0.1 million, representing 68% of our total other services revenue in fiscal 2024 compared to 63% in fiscal 2023. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)
–Sales and marketing expenses increased $14.2 million, or 4%, driven by increases in employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year as well as increases in marketing spend related to Commvault's SHIFT event in New York City. These increases were partially offset by a $6.5 million decrease in stock-based compensation.

–Research and development expenses decreased $9.5 million, or 7%, driven by decreases in employee compensation and related expenses, including a $7.0 million decrease in stock-based compensation. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.

–General and administrative expenses increased $9.8 million, or 9%, primarily driven by a $4.4 million increase in employee compensation and related expenses including a $1.3 million increase in stock-based compensation year over year. In addition, we recorded $2.4 million in foreign currency transaction losses compared to $1.2 million in foreign currency transaction losses recorded in the prior fiscal year.

–Restructuring:  Our restructuring plan, initiated in the fourth quarter of fiscal 2024, is intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. Restructuring expenses were $4.5 million for the year ended March 31, 2024. These charges relate primarily to severance and related costs associated with headcount reductions as well as costs related to office termination and exit charges. These expenses included $1.5 million in fiscal 2024 of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan. We anticipate the restructuring plan will be completed in the second half of fiscal 2025.

In the fourth quarter of fiscal 2022 we initiated a restructuring plan which was completed in fiscal 2023. It was aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. Restructuring expenses were $15.5 million for the year ended March 31, 2023. These restructuring charges relate primarily to severance and related costs associated with headcount reductions. These expenses included $2.6 million in fiscal 2023 of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan.
Risks associated with our restructuring plans include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

–Depreciation and amortization expense decreased $2.9 million, from $9.3 million in fiscal 2023 to $6.4 million in fiscal 2024, driven by the reclassification of our owned corporate headquarters as assets held for sale in the fourth quarter of fiscal 2023.

–Impairment charges: During the fourth quarter of fiscal 2023, we entered into an exclusive agreement to sell our owned corporate headquarters in Tinton Falls, New Jersey. The property was reclassified as assets held for sale and the previous carrying amount was written down to its estimated fair value, less estimated costs to sell, resulting in a noncash impairment charge of $53.5 million.
Interest Income
Interest income increased $4.1 million, from $1.3 million in fiscal 2023 to $5.4 million in fiscal 2024 primarily as a result of increases in interest rates and the amount of invested funds subject to interest income.
Interest Expense
Interest expense was $0.4 million in fiscal 2024 compared to $0.5 million in fiscal 2023. These charges relate primarily to our revolving credit facility. Refer to Note 16 of the notes to the consolidated financial statements for further discussion on the revolving credit facility.
Other Income (Expense)
Other income was $3.3 million in fiscal 2024 compared to expense of $0.3 million in fiscal 2023. Other income for the fiscal year ended March 31, 2024 includes a $1.7 million gain on a non-refundable escrow payment, $1.6 million related to U.S. business incentive programs and insignificant changes in fair value related to our investments in equity securities.
Income Tax Expense (Benefit)
Income tax benefit was $85.3 million in fiscal 2024 compared to expense of $20.4 million in fiscal 2023. The income tax benefit for the fiscal year ended March 31, 2024 relates primarily to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S. and foreign jurisdictions.
Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of March 31, 2024, our cash and cash equivalents balance was $312.8 million, of which approximately $214.2 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of March 31, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
During the fiscal year ended March 31, 2024, we repurchased $184.0 million of common stock, or approximately 2.5 million shares. On April 18, 2024, the Board of Directors approved an increase in our share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date.
A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2024	2023	2022	2021	2020
Cash used for repurchases (in thousands)	$184,021	$150,921	$305,239	$95,259	$77,198
Shares repurchased (in thousands)	2,479	2,521	4,307	1,643	1,701
Average price per share	$74.24	$59.90	$70.87	$57.97	$45.37

Our summarized cash flow information is as follows (in thousands):

	Year Ended March 31,
	2024	2023
Net cash provided by operating activities	$203,798	$170,288
Net cash used in investing activities	(5,521)	(5,286)
Net cash used in financing activities	(170,581)	(135,579)
Effects of exchange rate — changes in cash	(2,720)	(9,152)
Net increase in cash and cash equivalents	$24,976	$20,271

    - Net cash provided by operating activities was impacted by:
•Fiscal 2024: net income adjusted for the impact of non-cash charges and increases in deferred revenue, partially offset by increases in accounts receivable.

•Fiscal 2023: net loss adjusted for the impact of non-cash charges, including the impairment of our owned corporate headquarters and increases in deferred revenue partially offset by decreases in accrued expenses.

    - Net cash used in investing activities was impacted by:
•Fiscal 2024: $4.1 million of capital expenditures and $1.4 million for the purchase of equity securities.
•Fiscal 2023: $3.2 million of capital expenditures and $2.1 million for the purchase of equity securities.

    - Net cash used in financing activities was impacted by:
•Fiscal 2024: $184.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $13.4 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
•Fiscal 2023: $150.9 million used to repurchase shares of our common stock under our repurchase program and $0.1 million of debt issuance costs paid, partially offset by $15.4 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
Working capital decreased $30.6 million from $140.8 million as of March 31, 2023 to $110.2 million as of March 31, 2024. The decrease in working capital is primarily due to increases in accrued liabilities and the current portion of deferred revenue, partially offset by increases in cash and cash equivalents and accounts receivable.
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
Summary Disclosures about Contractual Obligations and Commercial Commitments
Our material capital commitments consist of obligations under facilities and operating leases. Some of these leases have free or escalating rent payment provisions. Refer to Note 15 of the notes to the consolidated financial statements for further discussion on operating leases.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of subscription and perpetual license revenues, was $9.7 million in fiscal 2024 and $9.3 million in fiscal 2023.
We offer a 90-day limited product warranty for our software. To date, costs relating to this product warranty have not been material.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Indemnifications
Certain of our software licensing agreements contain certain provisions that indemnify our customers from any claim, suit or proceeding arising from alleged or actual intellectual property infringement. These provisions continue in perpetuity along with our software licensing and SaaS agreements. We have never incurred a liability relating to one of these indemnification provisions in the past and we believe that the likelihood of any future payout relating to these provisions is remote. Therefore, we have not recorded a liability during any period related to these indemnification provisions.
Impact of Recently Issued Accounting Standards
See Note 2 of the notes to the consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 48% of our sales were outside the United States in fiscal 2024 and 47% in fiscal 2023. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a 10% change in all foreign exchange rates would impact our reported operating profit by approximately $13.4 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of $2.4 million and $1.2 million in fiscal 2024 and fiscal 2023, respectively, and insignificant losses in fiscal 2022.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Commvault Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 13, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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
Realizability of Deferred Tax Assets
Description of the Matter	As described in Note 11 to the consolidated financial statements, the Company reduced its valuation allowance by approximately $105 million as it determined that certain deferred tax assets were now more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Once established, the valuation allowance is released when, based on the weight of all available evidence, management concludes that related deferred tax assets are more likely than not to be realized. As of March 31, 2024, the Company was in a three-year cumulative income position. As a result of the removal of this negative evidence and the existence of other positive evidence, including projected future taxable income, the Company has determined that the majority of deferred tax assets are now more likely than not to be realized, and the valuation allowance on those deferred tax assets should be released.

Auditing management’s assessment of the realizability of the Company’s deferred tax assets involved complex judgments due to the significant estimation involved regarding projected future taxable income.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for assessing the realization of the Company’s deferred tax assets, including controls over management’s review of its projected future taxable income.

To test the realizability of deferred tax assets, we performed audit procedures that included, among others, testing the Company’s scheduling of the reversal of existing temporary differences, performing sensitivity analyses on and testing significant assumptions used by the Company in determining its projected future taxable income, and testing the completeness and accuracy of the underlying data used in its projections. We compared the projections of future taxable income with the actual results of the current period and that of industry peers. We involved our tax professionals to evaluate the application of tax law in the Company’s projected future taxable income, the scheduling of the reversal of existing temporary differences, and the evaluation of the realizability of the deferred tax assets.
We have served as the Company’s auditor since 1998.

/s/ Ernst & Young LLP
Iselin, New Jersey
May 13, 2024

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$312,754	$287,778
Trade accounts receivable, net	222,683	210,441
Assets held for sale	38,680	38,680
Other current assets	21,009	14,015
Total current assets	595,126	550,914
Deferred tax assets, net	111,181	—
Property and equipment, net	7,961	8,287
Operating lease assets	10,545	11,784
Deferred commissions cost	62,837	59,612
Intangible assets, net	1,042	2,292
Goodwill	127,780	127,780
Other assets	27,441	21,905
Total assets	$943,913	$782,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299	$108
Accrued liabilities	117,244	97,888
Current portion of operating lease liabilities	4,935	4,518
Deferred revenue	362,450	307,562
Total current liabilities	484,928	410,076
Deferred revenue, less current portion	168,472	174,393
Deferred tax liabilities	1,717	134
Long-term operating lease liabilities	7,155	8,260
Other liabilities	3,556	3,613
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 43,548 shares and 44,140 shares issued and outstanding at March 31, 2024 and 2023, respectively	435	440
Additional paid-in capital	1,349,603	1,264,608
Accumulated deficit	(1,056,011)	(1,062,900)
Accumulated other comprehensive loss	(15,942)	(16,050)
Total stockholders’ equity	278,085	186,098
Total liabilities and stockholders’ equity	$943,913	$782,574

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2024	2023	2022
Revenues:
Subscription	$429,167	$347,784	$268,359
Perpetual license	57,613	74,918	111,857
Customer support	307,771	314,313	347,115
Other services	44,696	47,575	42,260
Total revenues	839,247	784,590	769,591
Cost of revenues:
Subscription	58,406	44,482	24,578
Perpetual license	2,168	2,439	4,563
Customer support	60,752	58,273	54,719
Other services	30,284	30,208	29,999
Total cost of revenues	151,610	135,402	113,859
Gross margin	687,637	649,188	655,732
Operating expenses:
Sales and marketing	354,994	340,783	341,644
Research and development	132,328	141,847	153,615
General and administrative	113,997	104,240	103,049
Restructuring	4,548	15,452	6,192
Depreciation and amortization	6,415	9,270	9,666
Headquarters impairment	—	53,481	—
Total operating expenses	612,282	665,073	614,166
Income (loss) from operations	75,355	(15,885)	41,566
Interest income	5,423	1,300	656
Interest expense	(415)	(472)	(109)
Other income (expense), net	3,250	(305)	1,301
Income (loss) before income taxes	83,613	(15,362)	43,414
Income tax expense (benefit)	(85,293)	20,412	9,790
Net income (loss)	$168,906	$(35,774)	$33,624
Net income (loss) per common share:
Basic	$3.85	$(0.80)	$0.74
Diluted	$3.75	$(0.80)	$0.71
Weighted average common shares outstanding:
Basic	43,885	44,664	45,443
Diluted	45,100	44,664	47,220

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2024	2023	2022
Net income (loss)	$168,906	$(35,774)	$33,624
Other comprehensive income (loss):
Foreign currency translation adjustment	108	(4,187)	(1,513)
Comprehensive income (loss)	$169,014	$(39,961)	32,111

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2021	46,482	$463	$1,069,695	$(665,774)	$(10,350)	$394,034
Stock-based compensation			105,163			105,163
Share issuance related to stock-based compensation	2,336	23	29,737			29,760
Repurchase of common stock	(4,307)	(43)	(38,647)	(266,549)		(305,239)
Net income				33,624		33,624
Other comprehensive loss					(1,513)	(1,513)
Balance at March 31, 2022	44,511	443	1,165,948	(898,699)	(11,863)	255,829
Stock-based compensation			105,746			105,746
Share issuance related to stock-based compensation	2,150	22	15,383			15,405
Repurchase of common stock	(2,521)	(25)	(22,469)	(128,427)		(150,921)
Net loss				(35,774)		(35,774)
Other comprehensive loss					(4,187)	(4,187)
Balance at March 31, 2023	44,140	440	1,264,608	(1,062,900)	(16,050)	186,098
Stock-based compensation			94,551			94,551
Share issuance related to stock-based compensation	1,887	19	13,421			13,440
Repurchase of common stock	(2,479)	(24)	(22,977)	(162,017)		(185,018)
Net income				168,906		168,906
Other comprehensive income					108	108
Balance at March 31, 2024	43,548	$435	$1,349,603	$(1,056,011)	$(15,942)	$278,085

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$168,906	$(35,774)	$33,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,530	10,323	10,950
Noncash stock-based compensation	94,551	105,746	105,163
Noncash change in fair value of equity securities	17	305	(301)
Noncash headquarters impairment	—	53,481	—
Deferred income taxes	(109,598)	(674)	49
Amortization of deferred commissions cost	26,531	22,626	18,339
Changes in operating assets and liabilities:
Trade accounts receivable, net	(21,725)	(11,596)	(20,371)
Operating lease assets and liabilities, net	550	(56)	(925)
Other current assets and Other assets	336	6,179	3,732
Deferred commissions cost	(29,952)	(30,529)	(33,512)
Accounts payable	195	(297)	60
Accrued liabilities	16,998	(24,213)	10,400
Deferred revenue	50,394	73,756	48,295
Other liabilities	65	1,011	1,677
Net cash provided by operating activities	203,798	170,288	177,180
Cash flows from investing activities
Purchase of property and equipment	(4,086)	(3,241)	(3,911)
Purchase of equity securities	(1,435)	(2,045)	(4,139)
Business combination, net of cash acquired	—	—	(16,894)
Other	—	—	500
Net cash used in investing activities	(5,521)	(5,286)	(24,444)
Cash flows from financing activities
Repurchase of common stock	(184,021)	(150,921)	(305,239)
Proceeds from stock-based compensation plans	13,440	15,405	29,760
Debt issuance costs	—	(63)	(609)
Net cash used in financing activities	(170,581)	(135,579)	(276,088)
Effects of exchange rate — changes in cash	(2,720)	(9,152)	(6,378)
Net increase (decrease) in cash and cash equivalents	24,976	20,271	(129,730)
Cash and cash equivalents at beginning of year	287,778	267,507	397,237
Cash and cash equivalents at end of year	$312,754	$287,778	$267,507

Supplemental disclosures of cash flow information
Interest paid	$253	$253	$13
Income taxes paid	$19,970	$15,175	$(1,493)
See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.     Nature of Business
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," or "our") provides its customers with a scalable platform that enhances customers' cyber resiliency by protecting their data in a world of increasing threats. We provide these products and services across many types of environments, including on-premises, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to protect themselves from threats like ransomware and recover their data efficiently.

2.     Summary of Significant Accounting Policies
Reclassification of Prior Year Balances
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications have no impact on the amount of total revenues or net income. Beginning in fiscal 2024, the software and services line items on the consolidated statements of operations, related to revenues and cost of revenues, are being presented in the following categories:

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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $8,514, $8,663, and $9,572 for the years ended March 31, 2024, 2023 and 2022, respectively.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. These gains and losses relate primarily to receivables and payables that are not denominated in the functional currency of the subsidiary they relate to. We recognized net foreign currency transaction losses of $2,388 and $1,163 in the years ended March 31, 2024, and 2023, respectively, and insignificant losses in the year ended March 31, 2022.

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
The following table sets forth the reconciliation of basic and diluted net income (loss) per common share:

	Year Ended March 31,
	2024	2023	2022
Net income (loss)	$168,906	$(35,774)	$33,624
Basic net income (loss) per common share:
Basic weighted average shares outstanding	43,885	44,664	45,443
Basic net income (loss) per common share	$3.85	$(0.80)	$0.74
Diluted net income (loss) per common share:
Basic weighted-average shares outstanding	43,885	44,664	45,443
Dilutive effect of stock options and restricted stock units (1)	1,215	—	1,777
Diluted weighted-average shares outstanding	45,100	44,664	47,220
Diluted net income (loss) per common share	3.75	(0.80)	0.71

(1) In fiscal 2023 dilutive shares have been excluded because we were in a net loss position.

The diluted weighted-average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 271, 3,939 and 505 for the fiscal years ended March 31, 2024, 2023 and 2022, respectively, because the effect would have been anti-dilutive.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Unbilled receivables represent amounts for which revenue has been recognized but which have not yet been invoiced to the customer. The current portion of unbilled receivables is included in trade accounts receivable on the consolidated balance sheets. Long-term unbilled receivables are included in other assets. The allowance for doubtful accounts was $173 as of March 31, 2024 and $197 as of March 31, 2023. For the years ended March 31, 2024, 2023 and 2022, bad debt expense was immaterial.
Historically, we have not experienced material losses related to the inability to collect receivables from our customers. There is presently no indication that we will not collect material amounts of accounts receivable as of March 31, 2024. The inability to collect receivables could have a material impact on our results of operations.
Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow") totaled approximately 36% of total revenues for the year ended March 31, 2024, and 37% of total revenues for the years

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
ended March 31, 2023 and 2022. Arrow accounted for approximately 29% and 34% of total accounts receivable as of March 31, 2024 and 2023, respectively.
Fair Value of Financial Instruments
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
The following table summarizes the composition of our financial assets measured at fair value at March 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$24,902	—	—	$24,902

There were no financial assets or liabilities measured at fair value on a recurring basis for the year ended March 31, 2023.
Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $7,318 as of March 31, 2024, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We have total unfunded commitments in private equity funds of $2,645 as of March 31, 2024.
Leases
We account for leases in accordance with ASC 842, Leases. For a further discussion of our accounting policies related to leases, see Note 15 of the notes to the consolidated financial statements.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
In January 2023, the assets that previously comprised our owned corporate headquarters met the held for sale criteria in accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), and were reclassified as such. These assets are no longer being depreciated. For further discussion on assets held for sale, see Note 5 of the notes to the consolidated financial statements.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Deferred Revenue
Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This results primarily from the billing of annual customer support agreements, the billing of SaaS subscription arrangements and billings for other services that have not yet been performed by us. The value of deferred revenues will increase or decrease based on the timing of invoices and recognition of revenue.
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

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update ("ASU") No. 2023-07 (Topic 280): Segment Reporting	In November 2023, the Financial Accounting Standards Board ("FASB") issued a new standard to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	This standard will be effective for our fiscal year beginning April 1, 2024, and interim periods within our fiscal year beginning April 1, 2025.	We will adopt this standard using a retrospective approach on April 1, 2024. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.
ASU No. 2023-09 (Topic 740): Income Taxes	In December 2023, the FASB issued a new standard to improve income tax disclosures. The standard requires greater disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	This standard will be effective for our fiscal year beginning April 1, 2025.	We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
3.    Revenue
We derive revenues from various sources, including subscriptions, perpetual software licenses, customer support contracts and other services.
Subscription
Subscription includes the revenues derived from term-based arrangements, including the software portion of term-based licenses and SaaS offerings. The software component of term-based licenses is typically recognized when the software is delivered or made available for download. The term of our subscription arrangements is typically one to three years, but can range between one and five years. For SaaS offerings, revenue is generally recognized ratably over the contract term beginning on the date that the service is made available to the customer.
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
Other Services
Other services consist primarily of revenues related to professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenues related to other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.
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

	Year Ended March 31,
	2024	2023	2022
Americas	$498,545	$469,244	$457,895
International	340,702	315,346	311,696
Total revenues	$839,247	$784,590	$769,591

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. As of March 31, 2024, our remaining performance obligations (inclusive of deferred revenues) were $618,907, of which approximately 68% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter. The vast majority of these revenues consist of SaaS arrangements, customer support, and other services. Other services consists primarily of professional services revenue which is contingent upon a number of factors, including customers' needs and scheduling.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of our deferred revenue balance is related to SaaS arrangements, customer support, and other services.

In some arrangements we allow customers to pay for term-based licenses over the term of the software license. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in accounts receivable on the consolidated balance sheets. Long-term unbilled receivables are included in other assets. The opening and closing balances of our accounts receivable, unbilled receivables and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening balance as of March 31, 2023	$188,736	$21,705	$9,867	$307,562	$174,393
Increase/(decrease), net	8,215	4,027	4,604	54,888	(5,921)
Ending balance as of March 31, 2024	$196,951	$25,732	$14,471	$362,450	$168,472

The net increase in accounts receivable (inclusive of unbilled receivables) is primarily a result of an increase in revenue relative to the prior year period. The net increase in deferred revenue is a result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period and an increase in deferred customer support revenue.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was approximately $313,766 for the year ended March 31, 2024. The vast majority of this revenue consists of customer support and SaaS arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

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
There were no impairments to the carrying amount of goodwill during the fiscal years ended March 31, 2024, 2023 or 2022.
Goodwill balances are as follows:

	2024	2023
Opening balance	$127,780	$127,780
Additions/(Impairments)	—	—
Ending balance	$127,780	$127,780

Intangible assets, net
Intangible assets are recorded at cost and amortized over useful lives of three years.

	March 31, 2024			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$3,750	$(2,708)	$1,042	$3,750	$(1,458)	$2,292
Amortization expense from acquired intangible assets was $1,250 for the fiscal years ended March 31, 2024 and 2023 and $208 for fiscal year ended 2022.
As of March 31, 2024, the estimated future amortization expense of intangible assets with finite lives is $1,042, which will be fully recognized in fiscal year 2025.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
5.    Assets Held for Sale
During the fourth quarter of fiscal 2023, we entered into an exclusive agreement to sell our owned corporate headquarters in Tinton Falls, New Jersey for $40,000 in cash consideration and determined the assets and land related to headquarters met the criteria for classification as assets held for sale in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"). The property's previous carrying amount of $92,161 was written down to its estimated fair value, less estimated costs to sell, of $38,680, resulting in a non-cash impairment charge of $53,481 on our consolidated statements of operations for the period ended March 31, 2023. Upon closing of the transaction, we intend to enter into a lease for a portion of the premises.
As of March 31, 2024, the sale has not yet been finalized and the exclusivity of the agreement has expired. As a result of the expiration of the exclusivity, we received a payment for $1,670 related to non-refundable escrow, which is recorded in other income (loss) on our consolidated statements of operations for the period ended March 31, 2024.
The assets have been classified as held for sale for more than one year. In accordance with ASC 360, assets not sold by the end of the one-year period may still qualify as held for sale, if certain conditions are met. The Board of Directors reconfirmed their approval of the sale at the January 2024 meeting and we believe the sale will be completed in calendar year 2024. As of March 31, 2024, we concluded all of the held for sale criteria is still met, and the assets are properly classified on the consolidated balance sheets. In addition, we have assessed whether there are any indicators of impairment and have concluded that the current carrying amount represents the estimated fair value, less estimated costs to sell, and no additional remeasurement should be recorded.

6.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2024	2023
Computers, servers and other equipment	$45,620	$43,135
Furniture and fixtures	2,965	3,264
Leasehold improvements	8,180	8,433
Purchased software	2,586	1,862
Construction in process	189	111
	59,540	56,805
Less: Accumulated depreciation and amortization	(51,579)	(48,518)
	$7,961	$8,287
We recorded depreciation and amortization expense of $5,165, $8,958, and $10,708 for the years ended 2024, 2023 and 2022, respectively. Depreciation expense allocated to our cost of goods sold was approximately $938 for the year ended 2023, and $1,250 for the year ended 2022. There was no depreciation expense allocated to our cost of goods sold for the year ended 2024.
As discussed in Note 5 of the notes to the consolidated financial statements, assets related to the sale of the Tinton Falls, New Jersey headquarters were reclassified to assets held for sale in the fourth quarter of fiscal 2023, at which time depreciation ended.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
7.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2024	2023
Compensation and related payroll taxes	$70,961	$58,112
Other	46,283	39,776
	$117,244	$97,888
8.     Commitments and Contingencies
Purchase Commitments

We, in the normal course of business, enter into various purchase commitments for goods or services. Our outstanding commitments primarily relate to marketing and IT services and also include the remaining purchase commitments for our use of certain cloud services with third-party providers. Total non-cancellable purchase commitments as of March 31, 2024 are as follows:

	Year Ended March 31,
	2025	2026	2027	2028 and beyond	Total
Purchase commitments	$42,011	$9,652	$1,532	$111,527	$164,722

In June 2022, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2027. Under the amended agreement, we committed to a purchase of $200,000 throughout the term of the agreement. As of March 31, 2024, we had $111,500 of remaining obligations under the purchase agreement.
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of subscription and perpetual license revenues, was as follows:

	Year Ended March 31,
	2024	2023	2022
Royalty expense	$9,717	$9,339	$11,188

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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Lease Obligations

Please refer to Note 15 of the notes to the financial statements for more detail on our minimum lease commitments.

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

9.     Capitalization
Common Stock
We have 43,548 and 44,140 shares of common stock, par value $0.01, outstanding at March 31, 2024 and March 31, 2023, respectively.
Our share repurchase program has been funded by our existing cash and cash equivalent balances, as well as cash flows provided by our operations.
The Board of Directors (the "Board") had previously approved a share repurchase program of $250,000 in April 2023. The Board's authorization has no expiration date. During fiscal 2024, we repurchased $184,021 of our common stock, or approximately 2,479 shares. As a result, $71,944 remained available under the current authorization as of March 31, 2024.
Subsequent Event
On April 18, 2024, the Board of Directors approved an increase in our share repurchase program so that $250,000 was available. The Board's authorization has no expiration date.
Shares Reserved for Issuance
At March 31, 2024, we have reserved 6,149 shares in connection with our Stock Plans discussed in Note 10 of the notes to the consolidated financial statements.

10.     Stock Plans
We maintain the Omnibus Incentive Plan (the “2016 Incentive Plan”) for granting awards to employees. On August 29, 2023, our shareholders approved an amendment to the 2016 Incentive Plan to increase the maximum number of shares of common stock that may be delivered under the plan to 14,250, an increase of 3,200 shares. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards. As of March 31, 2024, approximately 3,754 shares were available for future grant under the 2016 Incentive Plan.
As of March 31, 2024, we have granted non-qualified stock options, restricted stock units and performance stock awards under our stock incentive plans. Historically, most equity awards granted by us under our stock incentive plans generally vest quarterly over a three-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. We anticipate that future grants under our stock incentive plans will be restricted stock units and performance stock awards and do not anticipate that we will grant stock options.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the years ended March 31, 2024, 2023 and 2022. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Year Ended March 31,
	2024	2023	2022
Cost of revenues	$6,832	$4,787	$4,474
Sales and marketing	36,630	43,081	37,431
Research and development	21,585	28,540	33,870
General and administrative	27,987	26,731	27,679
Restructuring	1,517	2,607	1,709
Stock-based compensation expense	$94,551	$105,746	$105,163
As of March 31, 2024, there was approximately $125,213 of unrecognized stock-based compensation expense related to all of our employee stock plans that is expected to be recognized over a weighted-average period of 1.76 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
Stock option activity is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2023	553	$73.58
Granted	—	—
Exercised	(58)	48.88
Forfeited	—	—
Expired	(371)	86.95
Outstanding at March 31, 2024	124	$45.25	0.63	$6,969
Exercisable at March 31, 2024	124	$45.25	0.63	$6,969
The total intrinsic value of options exercised was $1,378, $1,176, and $12,704 in the years ended March 31, 2024, 2023 and 2022, respectively.
Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2023	2,953	$62.52
Granted	1,483	70.42
Vested	(1,641)	60.08
Forfeited	(378)	65.74
Non-vested as of March 31, 2024	2,417	$68.52

The total fair value of the restricted stock units that vested during the years ended March 31, 2024, 2023 and 2022 was $118,047, $114,422 and $122,259, respectively. The fair value of awards includes the awards with a market condition described below.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Performance Based Awards

In fiscal 2024, we granted 120 performance stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2024 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During each financial period, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. Based on our results, the PSUs achieved at 108%. The awards are included in the restricted stock unit table.

In fiscal 2023, we granted 126 PSUs to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2023 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. Based on our results, the PSUs achieved at 128%. The awards are included in the restricted stock unit table.
Awards with a Market Condition

In fiscal 2024, we granted 120 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (240 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the year was $87.90 per unit. The awards are included in the restricted stock unit table above.

In fiscal 2023, we granted 126 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain TSR levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have a maximum potential to vest at 200% (252 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the year was $76.48 per unit. The awards are included in the restricted stock unit table above.
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 188 shares in exchange for $10,578 of proceeds in fiscal 2024 and 213 shares in exchange for $10,873 of proceeds in fiscal 2023. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase.  The total expense associated with the ESPP for fiscal 2024, 2023 and 2022 was $3,146, $3,740 and $3,341, respectively. As of March 31, 2024, there was approximately $1,177 of unrecognized cost related to the current purchase period of our ESPP.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
11.     Income Taxes
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2024	2023	2022
Domestic	$62,082	$(35,288)	$25,905
Foreign	21,531	19,926	17,509
	$83,613	$(15,362)	$43,414

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2024	2023	2022
Current:
Federal	$7,845	$6,986	$284
State	4,242	3,375	361
Foreign	12,220	10,725	9,096
Deferred:
Federal	(82,773)	(607)	28
State	(19,740)	—	—
Foreign	(7,087)	(67)	21
	$(85,293)	$20,412	$9,790
A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2024, 2023 and 2022 are as follows:

	Year Ended March 31,
	2024	2023	2022
Statutory federal income tax expense (benefit) rate	21.0%	(21.0)%	21.0%
State and local income tax expense, net of federal income tax effect	2.4%	(11.8)%	0.8%
Foreign earnings taxed at different rates	5.7%	28.0%	6.2%
U.S. tax on GILTI & FDII	(3.3)%	(17.1)%	0.5%
Domestic permanent differences including acquisition items	1.1%	4.7%	3.6%
Foreign tax credits	(2.5)%	(35.5)%	(5.3)%
Research credits	(9.3)%	(74.6)%	(28.3)%
Tax reserves	—%	(1.2)%	2.6%
Valuation allowance	(125.3)%	219.9%	18.3%
Enacted tax law changes	(0.4)%	3.6%	0.3%
Stock-based compensation	6.7%	41.6%	(1.6)%
Other differences, net	1.9%	(3.7)%	4.5%
Effective income tax expense (benefit)	(102.0)%	132.9%	22.6%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2024	2023
Deferred tax assets:
Net operating losses	$6,533	$9,106
Equity investment/Capital losses	952	889
Stock-based compensation	5,338	11,912
Deferred revenue	29,748	24,025
Tax credits	28,020	42,986
Accrued expenses	1,775	1,816
Allowance for doubtful accounts and other reserves	928	572
R&D Capitalization under IRC § 174	58,867	32,091
Depreciation and amortization	9,305	9,449
Other, DTA	2,228	98
Less: valuation allowance	(18,140)	(122,921)
Total deferred tax assets	125,554	10,023
Deferred tax liabilities:
Withholding taxes	(1,091)	(393)
Deferred commissions	(12,573)	(9,764)
Other, DTL	(2,426)	—
Total deferred tax liabilities	(16,090)	(10,157)
Net deferred tax asset (liability)	$109,464	$(134)

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, we considered all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. As a result of this analysis, we determined that it is more likely than not that we will realize the benefits of the majority of our gross deferred tax assets and therefore recorded the release of the previously established valuation allowance as an income tax benefit in the current period. At March 31, 2024 and 2023, we recorded valuation allowances of $18,140 and $122,921, respectively, representing an increase in deferred tax benefit of $104,781 for the period ended March 31, 2024.

At March 31, 2024, we had federal net operating loss ("NOL") carryforwards of $5,981, all of which will not expire. As of March 31, 2024, we had deferred tax assets related to state NOL carryforwards of $1,013 which expire over various years beginning in March 2033 depending on the jurisdiction. As of March 31, 2024, we had foreign NOL carryforwards of $3,064 that will expire over various years beginning in March 2028 depending on the jurisdiction and $34,035 that will not expire. As of March 31, 2024, we had federal capital loss carryforwards of $3,988 that will expire in March 2027. At March 31, 2024, we had foreign capital loss carryforwards of $310 that will not expire.

We also had federal and state research tax credits ("R&D credit") carryforwards of approximately $5,177 and $26,467, respectively. The federal R&D credit carryforwards expire from March 2039 through March 2044, and the New Jersey R&D credit carryforwards of $16,857 expire over various years beginning from March 2025 through March 2038. The California R&D credits of $9,610 do not expire. We also had federal foreign tax credits (“FTC”) carryforwards of approximately $3,999. The federal FTC carryforwards expire from March 2030 through March 2034. We also had $215 in foreign FTC carryforwards that will expire over various years beginning in March 2025.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes the tax years subject to income tax examinations by tax authorities as of March 31, 2024. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOLs, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	2020 - Present
Foreign jurisdictions	2013 - Present
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

Balance at March 31, 2021	$2,211
Additions for tax positions related to fiscal 2022	2,808
Additions for tax positions related to prior years	90
Settlements and effective settlements with tax authorities and related remeasurements	—
Reductions related to the expiration of statutes of limitations	(117)
Additions for tax positions related to purchase accounting	4,232
Foreign currency translation adjustment	—
Balance at March 31, 2022	9,224
Additions for tax positions related to fiscal 2023	394
Reductions for tax positions related to prior years	(90)
Settlements and effective settlements with tax authorities and related remeasurements	—
Reductions related to the expiration of statutes of limitations	(140)
Additions for tax positions related to purchase accounting	—
Foreign currency translation adjustment	—
Balance at March 31, 2023	9,388
Additions for tax positions related to fiscal 2024	502
Additions for tax positions related to prior years	3
Settlements and effective settlements with tax authorities and related remeasurements	—
Reductions related to the expiration of statutes of limitations	(220)
Additions for tax positions related to purchase accounting	—
Foreign currency translation adjustment	—
Balance at March 31, 2024	$9,673
We estimate that no significant remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2025. Interest income, expense and penalties related to unrecognized tax benefits are recorded in income tax expense in the consolidated statements of operations. In the years ended March 31, 2024, 2023, and 2022, the impact related to interest expense, interest income and penalties was not significant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
12.     Employee Benefit Plan
We have a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all US employees. Effective January 1, 2012, we make contributions equal to a discretionary percentage of the employee’s contributions determined by us. During the years ended March 31, 2024, 2023 and 2022, we made contributions of $2,889, $2,525, and $2,923, respectively.
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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended March 31,
	2024	2023	2022
Revenue:
United States	$437,560	$416,347	$398,632
Other	401,687	368,243	370,959
	$839,247	$784,590	$769,591
No individual country other than the United States accounts for 10% or more of revenues in the years ended March 31, 2024, 2023 and 2022. Revenue included in the “Other” caption above primarily relates to our operations in Europe, Australia, Canada and Asia.

	March 31,
	2024	2023
Long-lived assets:
United States	$192,485	$184,356
Other	45,121	47,304
	$237,606	$231,660

At March 31, 2024 and 2023 no individual country, other than the United States, accounts for 10% or more of long-lived assets.
14.    Restructuring
Beginning in the fourth quarter of fiscal 2024, we initiated a restructuring plan intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. These charges relate primarily to severance and related costs associated with headcount reductions, stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan and office termination and exit charges. We anticipate the restructuring plan will be completed in the second half of fiscal 2025. The total costs to be incurred related to the restructuring plan cannot be estimated at this time.
In the fourth quarter of fiscal 2022 we initiated a restructuring program which was completed in fiscal 2023. It was aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. The plan included a reorganization to combine our EMEA and APJ field organizations into our

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
International region. These restructuring charges related primarily to severance and related costs associated with headcount reductions and stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan.
For the years ended March 31, 2024, 2023 and 2022, restructuring charges were comprised of the following:

	Year Ended March 31,
	2024	2023	2022
Employee severance and related costs	$2,811	$12,845	$4,483
Lease exit costs (1)	220	—	—
Stock-based compensation	1,517	2,607	1,709
Total restructuring charges	$4,548	$15,452	$6,192

(1) Lease exit costs relate to one office for the year ended March 31, 2024. There were no lease exit charges for the years ended March 31, 2023 and 2022.
Restructuring accrual
The accrual activity related to our restructuring plans for the years ended March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024 (1)	2023
Beginning balance	$3,211	$2,261
Employee severance and related costs	2,811	12,845
Payments	(3,276)	(11,895)
Ending balance	$2,746	$3,211

(1) During fiscal 2024, there were no new charges incurred related to the completed restructuring plan. Payments made related to the completed plan were $3,149, resulting in an insignificant remaining accrual at March 31, 2024.

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
Our lease liabilities relate primarily to operating leases for our global office infrastructure. These operating leases expire at various dates through fiscal 2031. We did not have any finance leases for the years ended March 31, 2024 or 2023.

Net lease cost recognized in our consolidated statements of operations is summarized as follows:

	Year Ended March 31,
	2024	2023	2022
Operating lease cost	$5,770	$5,449	$7,129
Short-term lease cost	272	631	123
Variable lease cost	1,333	1,360	1,608
Net lease cost	$7,375	$7,440	$8,860

Cash flow information

	Year Ended March 31,
	2024	2023	2022
Cash paid for operating lease liabilities	$5,033	$5,421	$8,277
Additions of operating lease assets (non-cash)	$5,528	$3,023	$1,827

As of March 31, 2024, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

2025	$4,624
2026	2,973
2027	1,740
2028	1,601
2029	932
Thereafter	683
Total minimum lease payments	12,553
Less: Imputed interest	463
Present value of operating lease liabilities	12,090
Less: Current portion of operating lease liabilities	4,935
Long-term operating lease liabilities	$7,155

As of March 31, 2024, the minimum lease commitment amount for operating leases signed but not yet commenced was $743. These commitments are related to office lease renewals that expire at various dates through fiscal 2030.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Lease term and Discount rate

	Year Ended March 31,
	2024	2023
Weighted-average remaining term (in years)	3.60	3.72
Weighted-average discount rate	4%	4%

16.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of March 31, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at March 31, 2024 and 2023 were $313 and $428, respectively. The amortization of debt issuance costs and interest expense incurred for the years ended March 31, 2024, 2023, and 2022 was as follows:

	Year Ended March 31,
	2024	2023	2022
Amortization of debt issuance costs	$115	$115	$34
Interest expense	253	253	75
Total charges	$368	$368	$109

17.    Subsequent Event
On April 15, 2024, we signed an agreement to acquire all of the shares of Appranix, Inc., a Boston based cloud cyber resilience company, for total consideration of approximately $26,000, subject to customary transaction adjustments. There is an additional potential earn out if certain financial metrics are met through the initial fourteen-month period after the closing date. The primary reason for the business combination is to extend our product offerings in our existing cyber resiliency market opportunity. As the transaction occurred subsequent to year-end, we are still evaluating the purchase price allocation of the transaction but expect the primary assets acquired to be intangible assets and goodwill. Acquired tangible assets and assumed liabilities are expected to be immaterial. The allocation is expected to be finalized during fiscal 2025.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2024, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

(c)Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Commvault Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Commvault Systems, Inc.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commvault Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and our report dated May 13, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
May 13, 2024

Item 9B.	Other Information
On February 1, 2024, Nicholas Adamo, Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 2,450 shares of the Company’s common stock. The plan is in effect until September 6, 2024.
On February 2, 2024, Vivie Lee, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 4,100 shares of the Company’s common stock. The plan is in effect until September 6, 2024.
On February 16, 2024, Allison Pickens, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 4,100 shares of the Company’s common stock. The plan is in effect until March 4, 2025.
During the three months ended March 31, 2024, no other directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2024. Information with respect to this Item is incorporated herein by reference from the sections of our 2024 Proxy Statement captioned, “Board of Directors” and “Corporate Governance”.
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
Information with respect to this Item is incorporated herein by reference from the sections of our 2024 Proxy Statement captioned “Executive Compensation” (excluding the information under the subheading "Pay Versus Performance").

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from the section of our 2024 Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management" and "Fiscal 2024 Equity Compensation Plan Information".

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from the sections of our 2024 Proxy Statement captioned “Transactions with Related Persons” and "Corporate Governance - Independence and Composition of our Board of Directors".

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from the section of our 2024 Proxy Statement captioned “Ratification of the Appointment of Independent Auditors - Audit, Audit-related, Tax and All Other Fees”.

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

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Commvault Systems, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated August 28, 2020).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2023).
3.4	Amended and Restated Bylaws of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2022).
3.5	Certification of Designation of Series A Junior Participating Preferred Stock of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 14, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2	Description of Securities. (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2023).
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
10.3*	Form of Indemnity Agreement between Commvault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2022).
10.4*	Commvault Systems, Inc. Employee Stock Purchase Plan dated December 9, 2013 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2014).
10.5*	Employment Agreement, dated January 8, 2019, between the Company and Sanjay Mirchandani. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 5, 2019).
10.6*	Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Sixth Amendment thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2022).
10.7	Credit Agreement, dated December 13, 2021, by and among Commvault Systems, Inc., the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 31, 2021).
10.8*	Offer Letter with Gary Merrill, dated April 28, 2022 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 28, 2022).
10.9*	Executive Retention Agreement with Gary Merrill dated July 27, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2022).
21.1	List of Subsidiaries of Commvault Systems, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Commvault Systems, Inc. Clawback Policy dated October 16, 2023.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 13, 2024.

COMMVAULT SYSTEMS, INC.

By:	/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani
Director, President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 13, 2024.

Signature	Title

/s/ SANJAY MIRCHANDANI	Director, President and Chief Executive Officer (Principal Executive Officer)
Sanjay Mirchandani
/s/ GARY MERRILL	Chief Financial Officer (Principal Financial and Accounting Officer)
Gary Merrill
/s/ NICHOLAS ADAMO	Chairman of the Board
Nicholas Adamo
/s/ MARTHA H. BEJAR	Director
Martha H. Bejar
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ VIVIE LEE	Director
Vivie Lee
/s/ CHARLES E. MORAN	Director
Charles E. Moran
/s/ ALLISON PICKENS	Director
Allison Pickens
/s/ A. SHANE SANDERS	Director
A. Shane Sanders
/s/ ARLEN SHENKMAN	Director
Arlen Shenkman