Form 10-Q
period 2024-06-30
COMMVAULT SYSTEMS INC
filed 2024-07-31
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2024, there were 43,713,342 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$287,871	$312,754
Trade accounts receivable, net	203,176	222,683
Assets held for sale	37,680	38,680
Other current assets	22,385	21,009
Total current assets	551,112	595,126
Deferred tax assets, net	115,984	111,181
Property and equipment, net	8,482	7,961
Operating lease assets	10,922	10,545
Deferred commissions cost	63,579	62,837
Intangible assets, net	5,769	1,042
Goodwill	150,072	127,780
Other assets	29,012	27,441
Total assets	$934,932	$943,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427	$299
Accrued liabilities	94,313	117,244
Current portion of operating lease liabilities	4,671	4,935
Deferred revenue	347,130	362,450
Total current liabilities	446,541	484,928
Deferred revenue, less current portion	192,671	168,472
Deferred tax liabilities	3,254	1,717
Long-term operating lease liabilities	7,081	7,155
Other liabilities	3,576	3,556
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 43,769 shares and 43,548 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	437	435
Additional paid-in capital	1,382,049	1,349,603
Accumulated deficit	(1,084,696)	(1,056,011)
Accumulated other comprehensive loss	(15,981)	(15,942)
Total stockholders’ equity	281,809	278,085
Total liabilities and stockholders’ equity	$934,932	$943,913
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues:
Subscription	$124,080	$97,290
Perpetual license	13,736	13,155
Customer support	76,288	76,915
Other services	10,568	10,790
Total revenues	224,672	198,150
Cost of revenues:
Subscription	17,540	12,363
Perpetual license	337	412
Customer support	14,263	14,957
Other services	7,648	7,818
Total cost of revenues	39,788	35,550
Gross margin	184,884	162,600
Operating expenses:
Sales and marketing	95,950	84,127
Research and development	33,104	31,431
General and administrative	30,795	26,959
Restructuring	4,679	—
Depreciation and amortization	1,928	1,603
Total operating expenses	166,456	144,120
Income from operations	18,428	18,480
Interest income	1,802	780
Interest expense	(104)	(96)
Other income, net	528	341
Income before income taxes	20,654	19,505
Income tax expense	2,127	6,876
Net income	$18,527	$12,629
Net income per common share:
Basic	$0.42	$0.29
Diluted	$0.41	$0.28
Weighted average common shares outstanding:
Basic	43,678	44,057
Diluted	44,986	44,975

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net income	$18,527	$12,629
Other comprehensive loss:
Foreign currency translation adjustment	(39)	(362)
Comprehensive income	$18,488	$12,267

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2024	43,548	$435	$1,349,603	$(1,056,011)	$(15,942)	$278,085
Stock-based compensation			26,404			26,404
Share issuances related to business combination	50	1	4,899			4,900
Share issuances related to stock-based compensation	642	6	5,334			5,340
Repurchase of common stock	(471)	(5)	(4,191)	(47,212)		(51,408)
Net income				18,527		18,527
Other comprehensive loss					(39)	(39)
Balance as of June 30, 2024	43,769	$437	$1,382,049	$(1,084,696)	$(15,981)	$281,809

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2023	44,140	$440	$1,264,608	$(1,062,900)	$(16,050)	$186,098
Stock-based compensation			23,724			23,724
Share issuances related to stock-based compensation	612	6	1,195			1,201
Repurchase of common stock	(779)	(8)	(7,201)	(44,065)		(51,274)
Net income				12,629		12,629
Other comprehensive loss					(362)	(362)
Balance as of June 30, 2023	43,973	$438	$1,282,326	$(1,094,336)	$(16,412)	$172,016

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$18,527	$12,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,957	1,632
Noncash stock-based compensation	26,404	23,724
Noncash change in fair value of equity securities	(70)	(341)
Noncash operating lease expense	1,579	1,235
Deferred income taxes	(4,794)	—
Amortization of deferred commissions cost	7,458	6,319
Changes in operating assets and liabilities:
Trade accounts receivable	19,681	28,057
Operating lease liabilities	(2,302)	(1,163)
Other current assets and Other assets	(2,203)	(1,393)
Deferred commissions cost	(8,269)	(5,600)
Accounts payable	129	178
Accrued liabilities	(23,011)	(19,530)
Deferred revenue	9,438	(7,213)
Other liabilities	168	503
Net cash provided by operating activities	44,692	39,037
Cash flows from investing activities
Purchase of property and equipment	(863)	(1,147)
Purchase of equity securities	(473)	(312)
Business combination, net of cash acquired	(21,000)	—
Net cash used in investing activities	(22,336)	(1,459)
Cash flows from financing activities
Repurchase of common stock	(51,392)	(51,030)
Proceeds from stock-based compensation plans	5,340	1,201
Net cash used in financing activities	(46,052)	(49,829)
Effects of exchange rate — changes in cash	(1,187)	(938)
Net decrease in cash and cash equivalents	(24,883)	(13,189)
Cash and cash equivalents at beginning of period	312,754	287,778
Cash and cash equivalents at end of period	$287,871	$274,589

Supplemental disclosures of noncash activities
Issuance of common stock for business combination	$4,900	$—
Operating lease liabilities arising from obtaining right-of-use assets	$1,968	$1,029

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

The consolidated financial statements of Commvault as of June 30, 2024 and for the three months ended June 30, 2024 and 2023 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2024. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, deferred commissions, goodwill, and purchased intangible assets. Actual results could differ from those estimates.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

2.    Summary of Significant Accounting Policies
Reclassification of Prior Year Balances
Certain prior year amounts have been reclassified for consistency with the current year presentation. Beginning in fiscal 2025, changes in operating lease assets are being classified as a noncash lease adjustment to reconcile net income to net cash provided by operating activities. This reclassification has no impact on the amount of cash flows from operating activities.
Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update ("ASU") No. 2023-07 (Topic 280): Segment Reporting	In November 2023, the Financial Accounting Standards Board ("FASB") issued a new standard to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	This standard is effective for us for our annual period beginning April 1, 2024 and interim periods beginning April 1, 2025.	We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.
Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2023-09 (Topic 740): Income Taxes	In December 2023, the FASB issued a new standard to improve income tax disclosures. The standard requires greater disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	This standard will be effective for us for our annual period beginning April 1, 2025, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.
Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 34% and 38% of total revenues for the three months ended June 30, 2024 and 2023, respectively. Arrow accounted for approximately 29% of total accounts receivable as of both June 30, 2024 and March 31, 2024.
Sales through our distribution agreement with Carahsoft Technology Corp. resulted in approximately 11% of total accounts receivable as of June 30, 2024.

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
The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our cash equivalents balance consists primarily of U.S. Treasury Bills with maturities of one month or less. Our contingent consideration is related to the acquisition of Appranix, Inc. ("Appranix") and was valued using a Monte Carlo simulation model. See Note 4 for further details of the acquisition and contingent consideration.
The following table summarizes the composition of our financial assets measured at fair value as of June 30, 2024 and March 31, 2024:

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,902	—	—	$24,902
Liabilities:
Contingent consideration	$—	—	340	$340

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,902	—	—	$24,902

Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $7,862 as of June 30, 2024, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $2,352 as of June 30, 2024.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Our finite lived purchased intangible assets consist of developed technology. Developed technology purchased in fiscal 2025 was valued using the multi-period excess earnings method and is being amortized on a straight-line basis over its economic life of five years. Developed technology purchased in fiscal 2022 was valued using the replacement cost method and is being amortized on a straight-line basis over its economic life of three years. We believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. Impairment losses are recognized if the carrying amount of an intangible asset is both not recoverable and exceeds its fair value.
Deferred Commissions Cost
Sales commissions, bonuses, and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. Our typical contracts include performance obligations related to term-based software licenses, SaaS offerings, perpetual software licenses, software updates, and customer support. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. We do not pay commissions on annual renewals of customer support contracts for perpetual licenses. The costs allocated to software and products are expensed at the time of sale, when revenue for the functional software license or appliance is recognized. The costs allocated to software updates and customer support for perpetual licenses are amortized ratably over a period of approximately five years, the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software sold as part of the transaction. The commission paid on the renewal of subscription arrangements is not commensurate with the commission paid on the initial purchase. As a result, the cost of commissions allocated to SaaS offerings, software updates and customer support on the initial term-based software license transactions are amortized over a period of approximately five years, consistent with the accounting for these costs associated with perpetual licenses. The costs of commissions allocated to SaaS offerings, software updates and customer support for the renewal of term-based software licenses is limited to the contractual period of the arrangement, as we pay a commensurate renewal commission upon the next renewal of the subscription software license and related updates and support.

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

	Three Months Ended June 30,
	2024	2023
Americas	$138,725	$122,124
International	85,947	76,026
Total revenues	$224,672	$198,150

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses and SaaS agreements), customer support and other services. As of June 30, 2024, our remaining performance obligations (inclusive of deferred revenues) were $634,658, of which approximately 65% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter.

Remaining performance obligations, excluding deferred revenue, related to subscription arrangements, customer support revenue and other services were $44,794, $26,760, and $22,033, respectively. Of these balances, we expect approximately 69% of subscription arrangements, 40% of customer support and 100% of other services to be recognized as revenue over the next 12 months and the remainder recognized thereafter. We expect approximately 43% of subscription arrangements and 9% of customer support remaining performance obligations to be recognized as revenue in the second quarter of fiscal 2025. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.

Remaining performance obligations will fluctuate period to period. We do not believe the amount of remaining performance obligations is indicative of future sales or revenue or that the mix at the end of any given period correlates with actual sales performance.

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

	Accounts receivable	Unbilled receivable (current)	Unbilled receivable (long-term)	Deferred revenue (current)	Deferred revenue (long-term)
Opening balance as of March 31, 2024	$196,951	$25,732	$14,471	$362,450	$168,472
Increase/(decrease)	(19,784)	277	(79)	(15,320)	24,199
Ending balance as of June 30, 2024	$177,167	$26,009	$14,392	$347,130	$192,671

The net decrease in accounts receivable (inclusive of unbilled receivables) is primarily the result of the timing of our billings and cash collections. The net increase in deferred revenue is primarily the result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period, partially offset by a decrease in professional service contracts.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $117,274 for the three months ended June 30, 2024. The vast majority of this revenue consists of SaaS arrangements and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Business Combination
On April 15, 2024, we completed the acquisition of 100% of the shares of Appranix, Inc., a Boston-based cloud cyber resilience company, for a purchase price of $26,272, which consisted of $21,032 in cash (exclusive of $340 of contingent consideration) and $4,900 of unregistered restricted stock units. These stock units were valued based on the volume weighted average price of our share price for the thirty days preceding the close date. As a result, 50 unregistered restricted stock units were issued at a fair value of $98.98 per share. The primary reason for the business combination is to extend and enhance our product and service offerings in the cyber resiliency market.
During the three months ended June 30, 2024, we incurred acquisition-related costs of approximately $189, which were included in general and administrative expenses. The following table summarizes the purchase price and preliminary purchase price allocation as of the date of acquisition:

Purchase price allocation:
Cash consideration	$21,032
Fair value of unregistered restricted stock units	4,900
Fair value of contingent consideration	340
Total purchase price	$26,272

Assets acquired and liabilities assumed:
Cash	$32
Trade accounts receivable	239
Developed technology	5,300
Accrued liabilities	(36)
Deferred revenue	(98)
Deferred tax liability	(1,457)
Total identifiable net assets acquired and liabilities assumed	3,980
Goodwill	22,292
Total purchase price	$26,272

The purchase price allocation is preliminary as it relates to the valuation of income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.
Contingent Consideration
The contingent consideration arrangement requires us to pay up to $4,000 in cash to the former owner of Appranix, contingent upon the achievement of certain financial metrics measured on December 31, 2024 and June 30, 2025. The actual consideration can range from $0 to $4,000. The fair value of the contingent liability was estimated to be $340 using a Monte Carlo simulation model and is included in accrued liabilities on the consolidated balance sheets. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded through the consolidated statements of operations as general and administrative expenses. As of June 30, 2024, we continue to estimate the fair value of the liability at $340.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Actual and Unaudited Pro Forma Information
We completed the acquisition for Appranix on April 15, 2024, and accordingly, Appranix's operations for the period from April 15, 2024 to June 30, 2024 are included in our consolidated statements of operations. Appranix contributed revenues of approximately $494 and estimated net loss of $134 for the period from the completion of the acquisition through June 30, 2024.
The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the Appranix acquisition as though it occurred on April 1, 2023. The pro forma amounts reflect certain adjustments, such as expenses related to the noncash amortization of intangible assets and acquisition-related costs. The fiscal 2025 supplemental pro forma net income was adjusted to exclude $189 of acquisition-related costs incurred in fiscal 2025. The fiscal 2024 supplemental pro forma net income was adjusted to include these charges. In addition to estimated operating expenses, both periods include noncash amortization expenses related to intangible assets as if the acquisition had taken place on April 1, 2023.
The unaudited pro forma financial information is presented for illustrative purposes only, is based on a purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on April 1, 2023, nor is it necessarily indicative of the future results of operations of the combined company.

	Unaudited
	Three Months Ended June 30,
	2024	2023
Revenue	$225,166	$198,569
Net income	$18,582	$12,226

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

5.    Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the residual purchase price paid in business combinations after the fair value of all identified assets and liabilities have been recorded. It includes the estimated value of potential expansion with new customers, the opportunity to further develop sales relationships with new customers and intangible assets that do not qualify for separate recognition. Goodwill is not amortized and there were no impairments to the carrying amounts of goodwill during the three months ended June 30, 2024 and 2023. None of the goodwill recorded is expected to be deductible for income tax purposes.
Changes in goodwill during the three months ended June 30, 2024 were as follows:

Total
Balance as of March 31, 2024	$127,780
Additions	22,292
Impairments	—
Balance as of June 30, 2024	$150,072
Intangible Assets, Net
Intangible assets consist of developed technology. Developed technology acquired in fiscal 2025 was valued using the multi-period excess earnings method and has an estimated useful life of five years. Previously acquired developed technology was valued using the replacement cost method, has an estimated useful life of three years, and will be fully amortized within fiscal 2025. All of our intangible assets are amortized on a straight-line basis. Purchased intangible assets, net of amortization are summarized below:

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$9,050	$(3,281)	$5,769	$3,750	$(2,708)	$1,042
During the three months ended June 30, 2024, we acquired developed technology valued at $5,300 as part of the acquisition of Appranix. Amortization expense from acquired intangible assets was $573 and $314 for the three months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, future amortization expense associated with intangible assets with finite lives is expected to be:

Year ending March 31,
2025 (remaining)	$1,511
2026	1,043
2027	1,043
2028	1,043
2029	1,043
Thereafter	86
Total	$5,769

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Assets Held for Sale
During the fourth quarter of fiscal 2023, we determined the assets and land related to our owned corporate headquarters in Tinton Falls, New Jersey met all of the criteria for classification as assets held for sale in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"). The property's carrying amount was written down to its estimated fair value, less estimated costs to sell, of $38,680. During the first quarter of fiscal 2025, we concluded a portion of the property, with an estimated fair value of $1,000, no longer met the held for sale criteria and was reclassified as held for use. As a result, approximately $24 of catch-up depreciation was recorded in the consolidated statements of operations.
The remaining assets have been classified as held for sale for more than one year. In accordance with ASC 360, assets not sold by the end of the one-year period may still qualify as held for sale, if certain conditions are met. The Board of Directors (the "Board") reconfirmed their approval of the sale at the April 2024 meeting and we believe the sale will be completed in calendar year 2024. Upon closing of the transaction, we intend to enter into a lease for a portion of the premises. As of June 30, 2024, we concluded all of the held for sale criteria was still met, and the assets were properly classified on the consolidated balance sheets. In addition, we have assessed the assets for any changes in fair value and have concluded that the current carrying amount represents the estimated fair value, less estimated costs to sell.

7.    Net Income per Common Share

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

The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended June 30,
	2024	2023
Net income	$18,527	$12,629
Basic net income per common share:
Basic weighted average shares outstanding	43,678	44,057
Basic net income per common share	$0.42	$0.29
Diluted net income per common share:
Basic weighted average shares outstanding	43,678	44,057
Dilutive effect of stock options and restricted stock units	1,308	918
Diluted weighted average shares outstanding	44,986	44,975
Diluted net income per common share	$0.41	$0.28

The diluted weighted average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 175 and 514 for the three months ended June 30, 2024 and 2023, respectively, because the effect would have been anti-dilutive.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

8.    Commitments and Contingencies
During the first quarter of fiscal 2025, we entered into a settlement agreement resulting in a payment of $1,475 which resolved certain legal matters. For the three months ended June 30, 2024, $675 was recorded in general and administrative expenses and the remaining $800 was incurred in a prior period that is not presented in the consolidated statements of operations.
We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
The Company has a contingent liability related to the acquisition of Appranix. See Note 4 for further details of the arrangement.

9.    Capitalization
Our stock repurchase program has been funded by our existing cash and cash equivalent balances, as well as cash flows provided by our operations.
On April 18, 2024, the Board approved an increase of the existing share repurchase program so that $250,000 was available. The Board's authorization has no expiration date. For the three months ended June 30, 2024, we repurchased $51,392 of our common stock, or approximately 471 shares. The remaining amount available under the current authorization as of June 30, 2024 was $205,094.

10.    Stock Plans
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the three months ended June 30, 2024 and 2023. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Three Months Ended June 30,
	2024	2023
Cost of revenues	$1,581	$1,690
Sales and marketing	9,486	9,704
Research and development	5,164	5,347
General and administrative	6,165	6,983
Restructuring	4,008	—
Stock-based compensation expense	$26,404	$23,724

As of June 30, 2024, there was $141,072 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of 1.79 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Stock option activity was not significant for both the three months ended June 30, 2024 and 2023.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Restricted Stock Units
Restricted stock unit activity for the three months ended June 30, 2024 was as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2024	2,417	$68.52
Awarded	452	115.60
Vested	(524)	70.95
Forfeited	(67)	67.42
Non-vested as of June 30, 2024	2,278	$77.33

The weighted average fair value of restricted stock units awarded was $115.60 and $67.34 per unit during the three months ended June 30, 2024 and 2023, respectively. The weighted average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the three months ended June 30, 2024, we granted approximately 84 performance stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2025 and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 300% (253 shares) based on actual fiscal 2025 performance. The vesting quantity of these awards may vary based on actual fiscal 2025 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.
Awards with a Market Condition
In the three months ended June 30, 2024, we granted approximately 84 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have the potential to vest between 0% and 300% (253 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the three months ended June 30, 2024 was $168.73 per unit. The awards are included in the restricted stock unit table.

11.    Income Taxes
Income tax expense was $2,127 in the three months ended June 30, 2024, compared to expense of $6,876 in the three months ended June 30, 2023. The decrease in income tax expense compared to the prior year period relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

12.    Restructuring
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

There were no restructuring charges for the three months ended June 30, 2023. For the three months ended June 30, 2024, restructuring charges were comprised of the following:

Employee severance and related costs	$269
Lease exit costs (1)	402
Stock-based compensation	4,008
Total restructuring charges	$4,679
(1) Lease exit costs relate to one office for the three months ended June 30, 2024.

Restructuring accrual
The accrual activity related to our restructuring plan for the three months ended June 30, 2024 was as follows:

Total (1)
Balance as of March 31, 2024	$2,746
Employee severance and related costs	269
Payments	(2,261)
Balance as of June 30, 2024	$754
(1) During the three months ended June 30, 2024, there were no new charges incurred or payments made related to our prior restructuring plan that was completed in fiscal 2023. The amount included in the balance as of June 30, 2024 related to the completed plan was $62.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

13.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, engage in loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of June 30, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of June 30, 2024 were $284. The amortization of debt issuance costs and interest expense incurred for the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,
	2024	2023
Amortization of debt issuance costs	$29	$29
Interest expense	63	63
Total charges	$92	$92

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, original equipment manufacturers, and marketplaces. Subscription revenue generated through indirect distribution channels accounted for approximately 90% of total subscription revenue in both the three months ended June 30, 2024 and 2023. Subscription revenue generated through direct distribution channels accounted for approximately 10% of total subscription revenue in both the three months ended June 30, 2024 and 2023. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of subscription revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our subscription revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. We generated 34% and 38% of our total revenues through Arrow for the three months ended June 30, 2024 and 2023, respectively. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 48% and 45% of our total revenues for the three months ended June 30, 2024 and 2023, respectively. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2023, our total revenues would have been higher by $1.2 million, our cost of revenues would have been higher by $0.1 million and our operating expenses would have been higher by $0.4 million from non-U.S. operations for the three months ended June 30, 2024.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized insignificant net foreign currency transaction losses for both the three months ended June 30, 2024 and 2023.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the three months ended June 30, 2024 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2024.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Revenues ($ in millions)
–Total revenues increased $26.5 million, or 13% year over year, driven primarily by an increase in subscription revenue, partially offset by decreases in customer support and other services revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $26.8 million, or 28% year over year, driven primarily by a 69% increase in our SaaS revenue. Term-based license revenue increased 13%, primarily due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period. Subscription revenue accounted for 55% of total revenues for the three months ended June 30, 2024 compared to 49% for the three months ended June 30, 2023.
–Perpetual license revenue increased $0.6 million, or 4% year over year. Our preferred route to market is led by the sale of term-based licenses. Perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 6% of total revenues for the three months ended June 30, 2024 compared to 7% for the three months ended June 30, 2023.
–Customer support revenue decreased $0.6 million, or 1% year over year, driven by a $6.3 million decrease in customer support revenue attached to perpetual license support renewals, partially offset by a $5.7 million increase in support allocated to term-based license arrangements.
–Other services revenue decreased $0.2 million, or 2% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 62% and 38% of total revenues, respectively, for the three months ended June 30, 2024. Total revenues increased 14% and 13% year over year in the Americas and International, respectively.

▪Total revenues in the Americas was impacted by increases of 26% and 6% in subscription and perpetual license revenues, respectively, offset by decreases of 3% and 2% in customer support and other services revenues, respectively, as compared to the same period of the prior year.
▪The increase in International total revenues was primarily due to increases of 30%, 4%, and 2% in subscription, perpetual license, and customer support revenues, respectively, offset by a 2% decrease in other services revenue, as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended June 30,
	2024		2023
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$17.5	86%	$12.4	87%
Perpetual license	0.3	98%	0.4	97%
Customer support	14.3	81%	15.0	81%
Other services	7.6	28%	7.8	28%
Total	$39.8	82%	$35.6	82%

–Total cost of revenues increased $4.2 million and represented 18% of our total revenues for both the three months ended June 30, 2024 and 2023.
–Cost of subscription revenue increased $5.2 million, representing 14% of our total subscription revenue for the three months ended June 30, 2024 compared to 13% for the three months ended June 30, 2023. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.1 million and represented 2% of our total perpetual revenue for the three months ended June 30, 2024 compared to 3% for the three months ended June 30, 2023.
–Cost of customer support revenue decreased $0.7 million and represented 19% of our total customer support revenue for both the three months ended June 30, 2024 and 2023.
–Cost of other services revenue decreased $0.2 million, representing 72% of our total other services revenue for both the three months ended June 30, 2024 and 2023. The decrease in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $11.8 million, or 14%, driven by a $5.7 million increase in employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year. In addition, there was an increase year over year in expenses related to a live sales kickoff event and participation in certain strategic conferences, including the RSA conference during the period. These events did not occur in the same period in the prior year. These increases were partially offset by a $0.2 million decrease in stock-based compensation.
–Research and development expenses increased $1.7 million, or 5%, driven by increases in employee compensation and related expenses, partially offset by a $0.2 million decrease in stock-based compensation. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $3.8 million, or 14%, primarily due to increases in accounting and legal expenses related to the acquisition of Appranix and a payment to settle certain legal matters. These increases were partially offset by decreases in employee compensation and related expenses, including a decrease of $0.8 million in stock-based compensation year over year.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2024, is intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. Restructuring expenses were $4.7 million for the three months ended June 30, 2024. These charges relate primarily to severance and related costs associated with headcount reductions as well as costs related to office termination and exit charges. These expenses included $4.0 million of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan. We anticipate the restructuring plan will be completed in the second half of fiscal 2025. There were no restructuring expenses in the three months ended June 30, 2023.
Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense increased $0.3 million, driven by the acquisition of intangible assets in the first quarter of fiscal 2025.

Interest Income
Interest income increased $1.0 million, from $0.8 million in the three months ended June 30, 2023 to $1.8 million in the three months ended June 30, 2024, primarily as a result of the amount of invested funds subject to interest income.

Income Tax Expense
Income tax expense was $2.1 million in the three months ended June 30, 2024 compared to expense of $6.9 million in the three months ended June 30, 2023. The decrease in income tax expense compared to the same period in the prior year relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of June 30, 2024, our cash and cash equivalents balance was $287.9 million, of which approximately $223.3 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, engage in loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of June 30, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 18, 2024, the Board of Directors approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. For the three months ended June 30, 2024, we repurchased $51.4 million of our common stock. The remaining amount available under the current authorization as of June 30, 2024 was $205.1 million.
Our summarized cash flow information is as follows (in millions):

	Three Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$44.7	$39.0
Net cash used in investing activities	(22.3)	(1.4)
Net cash used in financing activities	(46.1)	(49.8)
Effects of exchange rate - changes in cash	(1.2)	(0.9)
Net decrease in cash and cash equivalents	$(24.9)	$(13.1)

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges and a decrease in accounts receivable, partially offset by a decrease in accrued liabilities.
–Net cash used in investing activities was related to $21.0 million for the acquisition of Appranix, $0.5 million for the purchase of equity securities and $0.8 million of capital expenditures.
–Net cash used in financing activities was the result of $51.4 million of repurchases of common shares, partially offset by $5.3 million of proceeds from the exercise of stock options.
Working capital decreased $5.6 million from $110.2 million as of March 31, 2024 to $104.6 million as of June 30, 2024. The net decrease in working capital was primarily driven by decreases in cash and cash equivalents as a result of the Appranix acquisition as well as a decrease in accounts receivable, partially offset by decreases in accrued liabilities and the current portion of deferred revenue.
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

Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Recently Issued Accounting Standards
See Note 2 of the unaudited consolidated financial statements for a discussion of the impact of recently issued accounting standards.
Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 48% of our sales were outside the United States for the three months ended June 30, 2024. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized insignificant net foreign currency transaction losses for both the three months ended June 30, 2024 and 2023.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results. Please refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024 for additional information.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024, which are incorporated herein by reference, and could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment. There have been no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Equity Securities
During the three months ended June 30, 2024, the Company issued approximately 50,000 unregistered shares of its common stock, valued at $4.9 million, as part of the total consideration paid for the acquisition of Appranix, Inc. The shares of common stock were issued to the former owner of Appranix in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 4 for further details of the acquisition.

Purchases of Equity Securities by the Issuer
On April 18, 2024, the Board approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. During the three months ended June 30, 2024, we repurchased $51.4 million of common stock, or approximately 0.5 million shares, under our share repurchase program. As of June 30, 2024, the remaining amount available under the current authorization was $205.1 million. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
April 1-30, 2024	112,360	$97.69	112,360	$245,509
May 1-31, 2024	195,865	$109.55	195,865	$224,051
June 1-30, 2024	163,006	$116.30	163,006	$205,094
Three months ended June 30, 2024	471,231	$109.06	471,231

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
On May 28, 2024, Gary Merrill, Chief Financial Officer, modified his Rule 10b5-1 trading arrangement that was originally adopted on December 4, 2023, to increase the number of shares to be sold under the plan. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 19,000 shares of the Company’s common stock and is in effect until November 29, 2024.
During the three months ended June 30, 2024, no other directors or officers of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1**	Amended and Restated Executive Retention Agreement with Gary Merrill, dated May 31, 2024 (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated June 21, 2024)
10.2**	Offer Letter with Jennifer DiRico, dated June 21, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 21, 2024)
10.3**	Executive Retention Agreement with Jennifer DiRico, dated June 21, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated June 21, 2024)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith
** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	July 31, 2024	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2024	By:	/s/ Gary Merrill
Gary Merrill
Chief Financial Officer
(Principal Financial Officer)