Form 10-Q
period 2024-09-30
COMMVAULT SYSTEMS INC
filed 2024-10-30
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2024, there were 43,725,960 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$303,071	$312,754
Trade accounts receivable, net	194,879	222,683
Assets held for sale	34,770	38,680
Other current assets	30,235	21,009
Total current assets	562,955	595,126
Deferred tax assets, net	119,969	111,181
Property and equipment, net	8,282	7,961
Operating lease assets	11,939	10,545
Deferred commissions cost	65,927	62,837
Intangible assets, net	5,196	1,042
Goodwill	150,072	127,780
Other assets	34,136	27,441
Total assets	$958,476	$943,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92	$299
Accrued liabilities	107,645	117,244
Current portion of operating lease liabilities	5,313	4,935
Deferred revenue	355,267	362,450
Total current liabilities	468,317	484,928
Deferred revenue, less current portion	198,090	168,472
Deferred tax liabilities	3,396	1,717
Long-term operating lease liabilities	7,192	7,155
Other liabilities	3,693	3,556
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 43,739 shares and 43,548 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	437	435
Additional paid-in capital	1,410,715	1,349,603
Accumulated deficit	(1,117,782)	(1,056,011)
Accumulated other comprehensive loss	(15,582)	(15,942)
Total stockholders’ equity	277,788	278,085
Total liabilities and stockholders’ equity	$958,476	$943,913
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription	$134,038	$97,757	$258,118	$195,047
Perpetual license	10,522	14,388	24,258	27,543
Customer support	77,688	77,019	153,976	153,934
Other services	11,030	11,833	21,598	22,623
Total revenues	233,278	200,997	457,950	399,147
Cost of revenues:
Subscription	19,532	14,643	37,072	27,006
Perpetual license	441	642	778	1,054
Customer support	15,311	14,898	29,574	29,855
Other services	7,578	7,670	15,226	15,488
Total cost of revenues	42,862	37,853	82,650	73,403
Gross margin	190,416	163,144	375,300	325,744
Operating expenses:
Sales and marketing	101,947	84,712	197,897	168,839
Research and development	33,839	31,261	66,943	62,692
General and administrative	34,173	28,002	64,968	54,961
Restructuring	566	—	5,245	—
Depreciation and amortization	2,013	1,535	3,941	3,138
Impairment charges	2,910	—	2,910	—
Total operating expenses	175,448	145,510	341,904	289,630
Income from operations	14,968	17,634	33,396	36,114
Interest income	1,732	1,369	3,534	2,149
Interest expense	(105)	(112)	(209)	(208)
Other income (expense), net	65	(154)	593	187
Income before income taxes	16,660	18,737	37,314	38,242
Income tax expense	1,095	5,720	3,222	12,596
Net income	$15,565	$13,017	$34,092	$25,646
Net income per common share:
Basic	$0.36	$0.30	$0.78	$0.58
Diluted	$0.35	$0.29	$0.76	$0.57
Weighted average common shares outstanding:
Basic	43,770	43,949	43,724	44,003
Diluted	45,114	44,903	45,095	45,010

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$15,565	$13,017	$34,092	$25,646
Other comprehensive income (loss):
Foreign currency translation adjustment	399	(792)	360	(1,154)
Comprehensive income	$15,964	$12,225	$34,452	$24,492

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2024	43,769	$437	$1,382,049	$(1,084,696)	$(15,981)	$281,809
Stock-based compensation			26,403			26,403
Share issuances related to stock-based compensation	333	4	5,756			5,760
Repurchase of common stock	(363)	(4)	(3,493)	(48,651)		(52,148)
Net income				15,565		15,565
Other comprehensive income					399	399
Balance as of September 30, 2024	43,739	$437	$1,410,715	$(1,117,782)	$(15,582)	$277,788

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2024	43,548	$435	$1,349,603	$(1,056,011)	$(15,942)	$278,085
Stock-based compensation			52,807			52,807
Share issuances related to business combination	50	1	4,899			4,900
Share issuances related to stock-based compensation	975	10	11,090			11,100
Repurchase of common stock	(834)	(9)	(7,684)	(95,863)		(103,556)
Net income				34,092		34,092
Other comprehensive income					360	360
Balance as of September 30, 2024	43,739	$437	$1,410,715	$(1,117,782)	$(15,582)	$277,788

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$34,092	$25,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,999	3,196
Noncash stock-based compensation	52,807	47,339
Noncash change in fair value of equity securities	(135)	(187)
Noncash impairment charges	2,910	—
Noncash operating lease expense	2,948	2,591
Deferred income taxes	(8,483)	—
Amortization of deferred commissions cost	15,477	12,749
Changes in operating assets and liabilities:
Trade accounts receivable, net	23,113	8,245
Operating lease liabilities	(3,973)	(2,526)
Other current assets and Other assets	(4,342)	(3,832)
Deferred commissions cost	(17,420)	(12,561)
Accounts payable	(205)	32
Accrued liabilities	(11,832)	(3,963)
Deferred revenue	11,830	1,746
Other liabilities	(505)	899
Net cash provided by operating activities	100,281	79,374
Cash flows from investing activities
Purchase of property and equipment	(2,711)	(1,413)
Purchase of equity securities	(581)	(572)
Business combination, net of cash acquired	(21,000)	—
Net cash used in investing activities	(24,292)	(1,985)
Cash flows from financing activities
Repurchase of common stock	(103,295)	(82,357)
Proceeds from stock-based compensation plans	11,100	6,368
Net cash used in financing activities	(92,195)	(75,989)
Effects of exchange rate — changes in cash	6,523	(5,891)
Net decrease in cash and cash equivalents	(9,683)	(4,491)
Cash and cash equivalents at beginning of period	312,754	287,778
Cash and cash equivalents at end of period	$303,071	$283,287

Supplemental disclosures of noncash activities
Issuance of common stock for business combination	$4,900	$—
Operating lease liabilities arising from obtaining right-of-use assets	$4,467	$4,695

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

1.    Basis of Presentation
Commvault Systems, Inc. and its subsidiaries ("Commvault," the "Company," "we," "us," or "our") provides its customers with a scalable platform that enhances customers' cyber resiliency by protecting their data in a world of increasing threats. We provide these products and services across many types of environments, including on-premises, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to protect themselves from threats like ransomware and recover their data efficiently.

The consolidated financial statements of Commvault as of September 30, 2024 and for the three and six months ended September 30, 2024 and 2023 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2024. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 37% and 35% of total revenues for the three months ended September 30, 2024 and 2023, respectively, and 36% for both the six months ended September 30, 2024 and 2023. Arrow accounted for approximately 28% and 29% of total accounts receivable as of September 30, 2024 and March 31, 2024, respectively.
Sales through our distribution agreement with Carahsoft Technology Corp. ("Carahsoft") totaled 11% and 10% of total revenues for the three and six months ended September 30, 2024, respectively. Carahsoft accounted for approximately 15% of total accounts receivable as of September 30, 2024.
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
The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our cash equivalents balance consisted primarily of U.S. Treasury Bills with maturities of one month or less. Our contingent consideration is related to the acquisition of Appranix, Inc. ("Appranix") and was valued using a Monte Carlo simulation model. See Note 4 for further details of the acquisition and contingent consideration.
The following table summarizes the composition of our financial assets and liabilities measured at fair value as of September 30, 2024 and March 31, 2024:

September 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	—	340	$340

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,902	—	—	$24,902

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $8,034 as of September 30, 2024, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $2,252 as of September 30, 2024.
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
Subscription
Subscription includes the revenues derived from term-based arrangements, including the software portion of term-based licenses and SaaS offerings. The software component of term-based licenses is typically recognized when the software is delivered or made available for download. The term of our subscription arrangements is typically one to three years but can range between one and five years. For SaaS offerings, revenue is generally recognized ratably over the contract term beginning on the date that the service is made available to the customer.
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
We do not customize our software licenses (both perpetual and term-based) and installation services are not required. Software licenses are delivered before related services are provided and are functional without professional services, updates, or technical support. We have concluded that our software licenses (both perpetual and term-based) are functional intellectual property that is distinct, as the user can benefit from the software on its own. Revenues for both perpetual and term-based licenses are typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of and obtain substantially all the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the new subscription period.
We also offer appliances that integrate our software with hardware and address a wide range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. Our appliances are almost exclusively sold via a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenues and costs associated with hardware are usually not included in our financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Americas	$144,408	$120,300	$283,133	$242,424
International	88,870	80,697	174,817	156,723
Total revenues	$233,278	$200,997	$457,950	$399,147

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses and SaaS agreements), customer support and other services. As of September 30, 2024, our remaining performance obligations (inclusive of deferred revenues) were $662,659, of which approximately 65% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter.

Remaining performance obligations, excluding deferred revenue, related to subscription arrangements, customer support revenue and other services were $46,761, $35,645, and $23,683, respectively. Of these balances, we expect approximately 70% of subscription arrangements, 39% of customer support and 100% of other services to be recognized as revenue over the next 12 months and the remainder recognized thereafter. We expect approximately 46% of subscription arrangements and 10% of customer support remaining performance obligations to be recognized as revenue in the third quarter of fiscal 2025. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.

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

	Accounts receivable	Unbilled receivable (current)	Unbilled receivable (long-term)	Deferred revenue (current)	Deferred revenue (long-term)
Opening balance as of March 31, 2024	$196,951	$25,732	$14,471	$362,450	$168,472
Increase/(decrease)	(29,134)	1,330	4,572	(7,183)	29,618
Ending balance as of September 30, 2024	$167,817	$27,062	$19,043	$355,267	$198,090

The net decrease in accounts receivable (inclusive of unbilled receivables) is primarily the result of the timing of our billings and cash collections. The net increase in deferred revenue is primarily the result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period, partially offset by a decrease in professional service contracts.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $99,017 and $216,291 for the three and six months ended September 30, 2024, respectively. The vast majority of this revenue consists of SaaS arrangements and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

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
During the three and six months ended September 30, 2024, we incurred acquisition-related costs of approximately $389 and $578, respectively, which were included in general and administrative expenses. The following table summarizes the purchase price and preliminary purchase price allocation as of the date of acquisition:

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
Contingent Consideration
The contingent consideration arrangement requires us to pay up to $4,000 in cash to the former owner of Appranix, contingent upon the achievement of certain financial metrics measured on December 31, 2024 and June 30, 2025. The actual consideration can range from $0 to $4,000. The fair value of the contingent liability was estimated to be $340 using a Monte Carlo simulation model and is included in accrued liabilities on the consolidated balance sheets. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded through the consolidated statements of operations as general and administrative expenses. As of September 30, 2024, we continue to estimate the fair value of the liability at $340.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Actual and Unaudited Pro Forma Information
We completed the acquisition of Appranix on April 15, 2024, and accordingly, Appranix's operations for the period from April 15, 2024 to September 30, 2024 are included in our consolidated statements of operations. Appranix contributed revenues of approximately $499 and $993, and estimated net loss of approximately $286 and $420, for the three and six months ended September 30, 2024, respectively.
The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the Appranix acquisition as though it occurred on April 1, 2023. The pro forma amounts reflect certain adjustments, such as expenses related to the noncash amortization of intangible assets and acquisition-related costs. The fiscal 2025 supplemental pro forma net income was adjusted to exclude $578 of acquisition-related costs incurred in fiscal 2025. The fiscal 2024 supplemental pro forma net income was adjusted to include these charges. In addition to estimated operating expenses, both periods include noncash amortization expenses related to intangible assets as if the acquisition had taken place on April 1, 2023.
The unaudited pro forma financial information is presented for illustrative purposes only, is based on a purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on April 1, 2023, nor is it necessarily indicative of the future results of operations of the combined company.

	Unaudited
	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue	$233,278	$201,476	$458,444	$400,045
Net income	$15,954	$12,481	$34,536	$24,707

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

5.    Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the residual purchase price paid in business combinations after the fair value of all identified assets and liabilities have been recorded. It includes the estimated value of potential expansion with new customers, the opportunity to further develop sales relationships with new customers and intangible assets that do not qualify for separate recognition. Goodwill is not amortized and there were no impairments to the carrying amounts of goodwill during the six months ended September 30, 2024 and 2023. None of the goodwill recorded is expected to be deductible for income tax purposes.
Changes in goodwill during the six months ended September 30, 2024 were as follows:

Total
Balance as of March 31, 2024	$127,780
Additions	22,292
Impairments	—
Balance as of September 30, 2024	$150,072
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

	September 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$9,050	$(3,854)	$5,196	$3,750	$(2,708)	$1,042
During the six months ended September 30, 2024, we acquired developed technology valued at $5,300 as part of the acquisition of Appranix. Amortization expense from acquired intangible assets was $573 and $1,146 for the three and six months ended September 30, 2024, respectively, and $312 and $626 for the three and six months ended September 30, 2023, respectively.
As of September 30, 2024, future amortization expense associated with intangible assets with finite lives is expected to be:

Year ending March 31,
2025 (remaining)	$938
2026	1,043
2027	1,043
2028	1,043
2029	1,043
Thereafter	86
Total	$5,196

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
The assets have been classified as held for sale for more than one year. In accordance with ASC 360, assets not sold by the end of the one-year period may still qualify as held for sale, if certain conditions are met. The Board of Directors (the "Board") reconfirmed their approval of the sale at the July 2024 meeting, and we believe the sale will be completed in fiscal year 2025. As of September 30, 2024, we concluded all of the held for sale criteria was still met, and the assets were properly classified on the consolidated balance sheets. In addition, we have assessed the assets for any changes in fair value less costs to sell and have recorded an additional impairment charge of $2,910, which includes changes in the estimated fair value and estimated costs to sell.
Subsequent Event
On October 2, 2024, we signed a purchase and sale agreement to sell the property for $36,000. The agreement includes a due diligence period for the buyer, is contingent on receiving approvals from certain government agencies, and includes other customary conditions. We believe the sale will close in fiscal year 2025. Upon closing of the transaction, we will enter into a lease for a portion of the premises.

7.    Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the vesting of restricted stock units, common shares to be purchased under the Employee Stock Purchase Plan ("ESPP"), and the exercise of stock options. The dilutive effect of such potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$15,565	$13,017	$34,092	$25,646
Basic net income per common share:
Basic weighted average shares outstanding	43,770	43,949	43,724	44,003
Basic net income per common share	$0.36	$0.30	$0.78	$0.58
Diluted net income per common share:
Basic weighted average shares outstanding	43,770	43,949	43,724	44,003
Dilutive effect of stock options and restricted stock units	1,344	954	1,371	1,007
Diluted weighted average shares outstanding	45,114	44,903	45,095	45,010
Diluted net income per common share	$0.35	$0.29	$0.76	$0.57

The diluted weighted average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 210 and 498 for the three months ended September 30, 2024 and 2023, respectively, and 218 and 526 for the six months ended September 30, 2024 and 2023, respectively, because the effect would have been anti-dilutive.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

8.    Commitments and Contingencies
During the first quarter of fiscal 2025, we entered into a settlement agreement resulting in a payment of $1,475 which resolved certain legal matters. For the six months ended September 30, 2024, $675 was recorded in general and administrative expenses and the remaining $800 was incurred in a prior period that is not presented in the consolidated statements of operations.
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
On April 18, 2024, the Board approved an increase of the existing share repurchase program so that $250,000 was available. The Board's authorization has no expiration date. For the six months ended September 30, 2024, we repurchased $103,295 of our common stock, or approximately 834 shares. The remaining amount available under the current authorization as of September 30, 2024 was $153,191.

10.    Stock Plans
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the three and six months ended September 30, 2024 and 2023. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$1,374	$1,599	$2,955	$3,289
Sales and marketing	11,631	9,941	21,117	19,645
Research and development	5,555	5,385	10,719	10,732
General and administrative	7,663	6,690	13,828	13,673
Restructuring	180	—	4,188	—
Stock-based compensation expense	$26,403	$23,615	$52,807	$47,339

As of September 30, 2024, there was $131,201 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of 1.66 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Stock option activity was not significant for both the six months ended September 30, 2024 and 2023.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2024 was as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2024	2,417	$68.52
Awarded	564	122.00
Vested	(783)	69.19
Forfeited	(95)	71.02
Non-vested as of September 30, 2024	2,103	$82.51

The weighted average fair value of restricted stock units awarded was $142.87 and $122.00 per unit during the three and six months ended September 30, 2024, respectively, and $70.99 and $67.94 per unit during the three and six months ended September 30, 2023, respectively. The weighted average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the six months ended September 30, 2024, we granted approximately 91 performance stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2025 and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 300% (273 shares) based on actual fiscal 2025 performance. The vesting quantity of these awards may vary based on actual fiscal 2025 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.
Awards with a Market Condition
In the six months ended September 30, 2024, we granted approximately 91 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have the potential to vest between 0% and 300% (273 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2024 was $175.25 per unit. The awards are included in the restricted stock unit table.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 68 shares in exchange for $5,486 of proceeds in the six months ended September 30, 2024, and 96 shares in exchange for $5,164 of proceeds in the six months ended September 30, 2023. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for the six months ended September 30, 2024 and 2023 was $1,701 and $1,662, respectively. As of September 30, 2024, there was approximately $1,569 of unrecognized cost related to the current offering period of our ESPP.
11.    Income Taxes
Income tax expense was $1,095 and $3,222 in the three and six months ended September 30, 2024, respectively, compared to expense of $5,720 and $12,596 in the three and six months ended September 30, 2023, respectively. The decrease in income tax expense compared to the prior year period relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

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

There were no restructuring charges for the three and six months ended September 30, 2023. For the three and six months ended September 30, 2024, restructuring charges were comprised of the following:

	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
Employee severance and related costs	$386	$655
Lease exit costs (1)	—	402
Stock-based compensation	180	4,188
Total restructuring charges	$566	$5,245
(1) Lease exit costs relate to one office for the six months ended September 30, 2024.

Restructuring accrual
The accrual activity related to our restructuring plan for the six months ended September 30, 2024 was as follows:

Total (1)
Balance as of March 31, 2024	$2,746
Employee severance and related costs	655
Payments	(2,553)
Balance as of September 30, 2024	$848
(1) During the six months ended September 30, 2024, there were no new charges incurred or payments made related to our prior restructuring plan that was completed in fiscal 2023. The amount included in the balance as of September 30, 2024 related to the completed plan was insignificant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

13.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, engage in loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of September 30, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of September 30, 2024 were $255. The amortization of debt issuance costs and interest expense incurred for the three and six months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$29	$29	$58	$58
Interest expense	64	64	127	127
Total charges	$93	$93	$185	$185

14.    Subsequent Events
On October 1, 2024, we signed an agreement to acquire certain assets of Clumio, Inc., a California-based data backup and recovery provider, for total cash consideration of approximately $47,000, subject to customary transaction adjustments. The primary reason for the business combination is to extend our product offerings in our existing cyber resiliency market. As the transaction closed subsequent to the quarter ended September 30, 2024, we are still evaluating the purchase price allocation of the transaction, but we expect the primary assets acquired to be intangible assets and goodwill. Acquired tangible assets and assumed liabilities are expected to be immaterial. The allocation is expected to be finalized during the second half of fiscal 2025.

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
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, original equipment manufacturers, and marketplaces. Subscription revenue generated through indirect distribution channels accounted for approximately 90% of total subscription revenue in both the six months ended September 30, 2024 and 2023. Subscription revenue generated through direct distribution channels accounted for approximately 10% of total subscription revenue in both the six months ended September 30, 2024 and 2023. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of subscription revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our subscription revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. We generated 36% of our total revenues through Arrow for both the six months ended September 30, 2024 and 2023. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
Our customer support revenue includes support contracts tied to our software products. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings, for both term-based software license and perpetual software license arrangements. We sell our customer support contracts as a percentage of net software. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year on our perpetual licenses. The term of our subscription arrangements is typically one to three years but can range between one and five years.
Our other services revenue consists primarily of professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenues from other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 46% of our total revenues for both the six months ended September 30, 2024 and 2023. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2023, our total revenues would have been lower by $1.8 million, our cost of revenues would have been lower by $0.1 million and our operating expenses would have been lower by $1.0 million from non-U.S. operations for the three months ended September 30, 2024. Using the average foreign currency exchange rates from the six months ended September 30, 2023, our total revenues would have been lower by $0.6 million, our cost of revenues would have been higher by less than $0.1 million and our operating expenses would have been lower by $0.7 million from non-U.S. operations for the six months ended September 30, 2024.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.3 million for both the three and six months ended September 30, 2024. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2023, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2024.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Revenues ($ in millions)
–Total revenues increased $32.3 million, or 16% year over year, driven primarily by an increase in subscription revenue, partially offset by decreases in perpetual license and other services revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $36.3 million, or 37% year over year, driven primarily by a 75% increase in our SaaS revenue. Term-based license revenue increased 22%, primarily due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period and an increase in the average selling price of these transactions. Subscription revenue accounted for 57% of total revenues for the three months ended September 30, 2024 compared to 49% for the three months ended September 30, 2023.
–Perpetual license revenue decreased $3.9 million, or 27% year over year. Our preferred route to market is led by the sale of term-based licenses. Perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 5% of total revenues for the three months ended September 30, 2024 compared to 7% for the three months ended September 30, 2023.
–Customer support revenue increased $0.7 million, or 1% year over year, driven by a $6.8 million increase in customer support revenue related to term-based license arrangements, partially offset by a $6.1 million decrease in support attached to perpetual license support renewals.
–Other services revenue decreased $0.8 million, or 7% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.

We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 62% and 38% of total revenues, respectively, for the three months ended September 30, 2024. Total revenues increased 20% and 10% year over year in the Americas and International, respectively.
▪The increase in Americas total revenues was primarily due to an increase of 40% in subscription revenues, offset by decreases of 11%, 1% and 9% in perpetual license, customer support and other services revenues, respectively, as compared to the same period of the prior year.
▪The increase in International total revenues was primarily due to increases of 32% and 3% in subscription and customer support revenues, respectively, offset by decreases of 34% and 2% in perpetual license and other services revenues, respectively, as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended September 30,
	2024		2023
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$19.5	85%	$14.6	85%
Perpetual license	0.4	96%	0.6	96%
Customer support	15.3	80%	14.9	81%
Other services	7.6	31%	7.7	35%
Total	$42.9	82%	$37.9	81%

–Total cost of revenues increased $5.0 million, representing 18% of our total revenues for the three months ended September 30, 2024 compared to 19% for the three months ended September 30, 2023.
–Cost of subscription revenue increased $4.9 million and represented 15% of our total subscription revenue for both the three months ended September 30, 2024 and 2023. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.2 million and represented 4% of our total perpetual revenue for both the three months ended September 30, 2024 and 2023.
–Cost of customer support revenue increased $0.4 million, representing 20% of our total customer support revenue for the three months ended September 30, 2024 compared to 19% for the three months ended September 30, 2023.
–Cost of other services revenue decreased $0.1 million, representing 69% of our total other services revenue for the three months ended September 30, 2024 compared to 65% for the three months ended September 30, 2023. The decrease in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $17.2 million, or 20%, driven by a $14.1 million increase in employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year, including an increase of $1.7 million in stock-based compensation.
–Research and development expenses increased $2.6 million, or 8%, driven by increases in employee compensation and related expenses, including an increase of $0.2 million in stock-based compensation. The increase in employee compensation and related expenses is primarily driven by additional headcount, including the headcount related to the Appranix, Inc. ("Appranix") acquisition completed in April 2024. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $6.2 million, or 22%, primarily due to increases in accounting and legal expenses related to the acquisitions of Appranix and Clumio, Inc. ("Clumio"), and increases in employee compensation and related expenses, including an increase of $1.0 million in stock-based compensation year over year.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2024, is intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. Restructuring expenses were $0.6 million for the three months ended September 30, 2024. These charges relate primarily to severance and related costs associated with headcount reductions. These expenses included $0.2 million of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan. We anticipate the restructuring plan will be completed in the second half of fiscal 2025. There were no restructuring expenses in the three months ended September 30, 2023.
Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense increased $0.5 million, driven by the acquisition of intangible assets in the first quarter of fiscal 2025.

–Impairment charges: During the three months ended September 30, 2024, we recorded an impairment charge of $2.9 million related to our assets held for sale, which includes changes in the estimated fair value and estimated costs to sell.

Interest Income
Interest income increased $0.4 million, from $1.4 million in the three months ended September 30, 2023 to $1.7 million in the three months ended September 30, 2024, primarily as a result of the amount of invested funds subject to interest income.

Income Tax Expense
Income tax expense was $1.1 million in the three months ended September 30, 2024 compared to expense of $5.7 million in the three months ended September 30, 2023. The decrease in income tax expense compared to the same period in the prior year relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

Six months ended September 30, 2024 compared to six months ended September 30, 2023
Revenues ($ in millions)
–Total revenues increased $58.8 million, or 15% year over year, driven primarily by an increase in subscription revenue, offset by decreases in perpetual license and other services revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $63.1 million, or 32% year over year, driven primarily by a 72% increase in our SaaS revenue. Term-based license revenue increased 17%, primarily due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period and an increase in the average selling price of these transactions. Subscription revenue accounted for 56% of total revenues for the six months ended September 30, 2024 compared to 49% for the six months ended September 30, 2023.
–Perpetual license revenue decreased $3.3 million, or 12% year over year. Our preferred route to market is led by the sale of term-based licenses. Perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 5% of total revenues for the six months ended September 30, 2024 compared to 7% for the six months ended September 30, 2023.
–Customer support revenue was flat compared to the same period of the prior year, driven by a $12.4 million increase in customer support revenue related to term-based license arrangements, offset by a $12.4 million decrease in support attached to perpetual license support renewals.
–Other services revenue decreased $1.0 million, or 5% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 62% and 38% of total revenues, respectively, for the six months ended September 30, 2024. Total revenues increased 17% and 12% year over year in the Americas and International, respectively.
▪The increase in Americas was primarily due to a 33% increase in subscription revenue, offset by a 3% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription arrangements. Customer support and other services revenues declined 2% and 6%, respectively.
▪The increase in International total revenues was primarily due to a 31% increase in subscription revenue, offset by a 16% decrease in perpetual license revenue. Customer support revenue increased 2% year over year. Other services revenue decreased 2% year over year due to a decrease in the delivery of professional services for the region as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Six Months Ended September 30,
	2024		2023
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$37.1	86%	$27.0	86%
Perpetual license	0.8	97%	1.1	96%
Customer support	29.6	81%	29.9	81%
Other services	15.2	30%	15.5	32%
Total	$82.7	82%	$73.4	82%

–Total cost of revenues increased $9.2 million and represented 18% of our total revenues for both the six months ended September 30, 2024 and 2023.
–Cost of subscription revenue increased $10.1 million and represented 14% of our total subscription revenue for both the six months ended September 30, 2024 and 2023. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.3 million, representing 3% of our total perpetual revenue for the six months ended September 30, 2024 compared to 4% for the six months ended September 30, 2023.
–Cost of customer support revenue decreased $0.3 million and represented 19% of our total customer support revenue for both the six months ended September 30, 2024 and 2023.
–Cost of other services revenue decreased $0.3 million, representing 70% of our total other services revenue for the six months ended September 30, 2024 compared to 68% for the six months ended September 30, 2023. The decrease in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $29.1 million, or 17%, primarily due to a $20.2 million increase in employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year, including an increase of $1.5 million in stock-based compensation. In addition, there was an increase year over year in expenses related to a live sales kickoff event and participation in certain strategic conferences, including the RSA conference during the period. These events did not occur in the same period in the prior year.
–Research and development expenses increased $4.3 million, or 7%, driven by increases in employee compensation and related expenses resulting from additional headcount related to the Appranix acquisition completed in April 2024. Expenses related to stock-based compensation were flat compared to the same period of the prior year. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $10.0 million, or 18%, driven by increases in accounting and legal expenses related to the acquisitions of Appranix and Clumio, and increases in employee compensation and related expenses, including an increase of $0.2 million in stock-based compensation year over year.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2024, is intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. Restructuring expenses were $5.2 million for the six months ended September 30, 2024. These charges relate primarily to severance and related costs associated with headcount reductions as well as costs related to office termination and exit charges. These expenses included $4.2 million of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan. We anticipate the restructuring plan will be completed in the second half of fiscal 2025. There were no restructuring expenses in the six months ended September 30, 2023.
Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

–Depreciation and amortization expense increased $0.8 million, or 26%, driven by the acquisition of intangible assets in the first quarter of fiscal 2025.
–Impairment charges: During the six months ended September 30, 2024, we recorded an impairment charge of $2.9 million related to our assets held for sale, which includes changes in the estimated fair value and estimated costs to sell.

Interest Income
Interest income increased $1.4 million, from $2.1 million in the six months ended September 30, 2023 to $3.5 million in the six months ended September 30, 2024, primarily as a result of the amount of invested funds subject to interest income.

Income Tax Expense
Income tax expense was $3.2 million in the six months ended September 30, 2024 compared to expense of $12.6 million in the six months ended September 30, 2023. The decrease in income tax expense compared to the prior year relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of September 30, 2024, our cash and cash equivalents balance was $303.1 million, of which approximately $198.8 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, engage in loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of September 30, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 18, 2024, the Board of Directors approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. For the six months ended September 30, 2024, we repurchased $103.3 million of our common stock. The remaining amount available under the current authorization as of September 30, 2024 was $153.2 million.
Our summarized cash flow information is as follows (in millions):

	Six Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$100.3	$79.4
Net cash used in investing activities	(24.3)	(2.0)
Net cash used in financing activities	(92.2)	(76.0)
Effects of exchange rate - changes in cash	6.5	(5.9)
Net decrease in cash and cash equivalents	$(9.7)	$(4.5)

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges and a decrease in accounts receivable, partially offset by an increase in deferred commissions costs.
–Net cash used in investing activities was related to $21.0 million for the acquisition of Appranix, $2.7 million of capital expenditures and $0.6 million for the purchase of equity securities.
–Net cash used in financing activities was the result of $103.3 million of repurchases of common shares, partially offset by $11.1 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
Working capital decreased $15.6 million from $110.2 million as of March 31, 2024 to $94.6 million as of September 30, 2024. The net decrease in working capital was primarily driven by a decrease in accounts receivable, partially offset by decreases in accrued liabilities and the current portion of deferred revenue.
We believe that our existing cash, cash equivalents and our cash from operations will be sufficient to meet our anticipated cash needs for working capital, income taxes, capital expenditures and potential stock repurchases for at least the next twelve months. We may seek additional funding through public or private financings or other arrangements during this period. Adequate funds may not be available when needed or may not be available on terms favorable to us, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Recently Issued Accounting Standards
See Note 2 of the unaudited consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 46% of our sales were outside the United States for the six months ended September 30, 2024. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of approximately $0.3 million for both the three and six months ended September 30, 2024. We recognized net foreign currency transaction losses of approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2023, respectively.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On April 18, 2024, the Board approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. During the three months ended September 30, 2024, we repurchased $51.9 million of common stock, or approximately 0.4 million shares, under our share repurchase program. As of September 30, 2024, the remaining amount available under the current authorization was $153.2 million. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
July 1, 2024 - July 31, 2024	87,699	$125.27	87,699	$194,108
August 1, 2024 - August 31, 2024	141,253	$148.34	141,253	$173,155
September 1, 2024 - September 30, 2024	133,763	$149.25	133,763	$153,191
Three Months Ended September 30, 2024	362,715	$143.09	362,715

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
During the three months ended September 30, 2024, no directors or officers of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Purchase and Sale Agreement, by and between Commvault and Somerset Development, LLC, with an effective date of October 2,2024 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated October 4, 2024).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain exhibits to this Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Dated:	October 30, 2024	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2024	By:	/s/ Jennifer DiRico
Jennifer DiRico
Chief Financial Officer
(Principal Financial Officer)