Form 10-Q
period 2024-12-31
COMMVAULT SYSTEMS INC
filed 2025-01-29
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2025, there were 43,997,606 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$243,575	$312,754
Trade accounts receivable, net	271,363	222,683
Assets held for sale	34,770	38,680
Other current assets	27,025	21,009
Total current assets	576,733	595,126
Deferred tax assets, net	117,575	111,181
Property and equipment, net	7,273	7,961
Operating lease assets	10,907	10,545
Deferred commissions cost	67,839	62,837
Intangible assets, net	21,912	1,042
Goodwill	186,406	127,780
Other assets	35,111	27,441
Total assets	$1,023,756	$943,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88	$299
Accrued liabilities	128,957	117,244
Current portion of operating lease liabilities	4,970	4,935
Deferred revenue	377,723	362,450
Total current liabilities	511,738	484,928
Deferred revenue, less current portion	210,530	168,472
Deferred tax liabilities	3,344	1,717
Long-term operating lease liabilities	6,631	7,155
Other liabilities	3,664	3,556
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,022 shares and 43,548 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	440	435
Additional paid-in capital	1,440,617	1,349,603
Accumulated deficit	(1,136,861)	(1,056,011)
Accumulated other comprehensive loss	(16,347)	(15,942)
Total stockholders’ equity	287,849	278,085
Total liabilities and stockholders’ equity	$1,023,756	$943,913
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Subscription	$158,321	$114,247	$416,439	$309,294
Perpetual license	16,423	14,874	40,681	42,417
Customer support	77,078	76,812	231,054	230,746
Other services	10,808	10,875	32,406	33,498
Total revenues	262,630	216,808	720,580	615,955
Cost of revenues:
Subscription	26,026	15,914	63,098	42,920
Perpetual license	410	798	1,188	1,852
Customer support	14,360	15,091	43,934	44,946
Other services	7,823	7,258	23,049	22,746
Total cost of revenues	48,619	39,061	131,269	112,464
Gross margin	214,011	177,747	589,311	503,491
Operating expenses:
Sales and marketing	116,068	91,697	313,965	260,536
Research and development	40,010	34,392	106,953	97,084
General and administrative	35,133	29,098	100,101	84,059
Restructuring	3,969	—	9,214	—
Change in contingent consideration	2,486	—	2,486	—
Depreciation and amortization	2,730	1,509	6,671	4,647
Impairment charges	—	—	2,910	—
Total operating expenses	200,396	156,696	542,300	446,326
Income from operations	13,615	21,051	47,011	57,165
Interest income	1,564	1,381	5,098	3,530
Interest expense	(104)	(103)	(313)	(311)
Other income (expense), net	31	(13)	624	174
Income before income taxes	15,106	22,316	52,420	60,558
Income tax expense	4,085	5,176	7,307	17,772
Net income	$11,021	$17,140	$45,113	$42,786
Net income per common share:
Basic	$0.25	$0.39	$1.03	$0.97
Diluted	$0.24	$0.38	$1.00	$0.95
Weighted average common shares outstanding:
Basic	43,889	43,862	43,779	43,956
Diluted	45,184	44,799	45,177	45,020

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$11,021	$17,140	$45,113	$42,786
Other comprehensive income (loss):
Foreign currency translation adjustment	(765)	1,485	(405)	331
Comprehensive income	$10,256	$18,625	$44,708	$43,117

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2024	43,739	$437	$1,410,715	$(1,117,782)	$(15,582)	$277,788
Stock-based compensation			31,463			31,463
Share issuances related to stock-based compensation	482	5				5
Repurchase of common stock	(199)	(2)	(1,561)	(30,100)		(31,663)
Net income				11,021		11,021
Other comprehensive loss					(765)	(765)
Balance as of December 31, 2024	44,022	$440	$1,440,617	$(1,136,861)	$(16,347)	$287,849

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2024	43,548	$435	$1,349,603	$(1,056,011)	$(15,942)	$278,085
Stock-based compensation			84,270			84,270
Share issuances related to business combination	50	1	4,899			4,900
Share issuances related to stock-based compensation	1,457	15	11,090			11,105
Repurchase of common stock	(1,033)	(11)	(9,245)	(125,963)		(135,219)
Net income				45,113		45,113
Other comprehensive loss					(405)	(405)
Balance as of December 31, 2024	44,022	$440	$1,440,617	$(1,136,861)	$(16,347)	$287,849

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$45,113	$42,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,758	4,734
Noncash stock-based compensation	84,270	71,941
Noncash change in fair value of equity securities	32	(174)
Noncash change in fair value of contingent consideration	2,486	—
Noncash impairment charges	2,910	—
Noncash operating lease expense	4,326	4,246
Deferred income taxes	(6,280)	—
Amortization of deferred commissions cost	23,756	19,544
Changes in operating assets and liabilities:
Trade accounts receivable, net	(65,437)	(20,676)
Operating lease liabilities	(5,173)	(3,827)
Other current assets and Other assets	436	1,970
Deferred commissions cost	(29,532)	(20,541)
Accounts payable	(1,240)	108
Accrued liabilities	10,095	852
Deferred revenue	57,910	22,443
Other liabilities	(3)	407
Net cash provided by operating activities	130,427	123,813
Cash flows from investing activities
Purchase of property and equipment	(2,973)	(3,227)
Purchase of equity securities	(788)	(1,062)
Business combination, net of cash acquired	(65,909)	—
Net cash used in investing activities	(69,670)	(4,289)
Cash flows from financing activities
Repurchase of common stock	(135,194)	(133,655)
Proceeds from stock-based compensation plans	11,100	7,753
Net cash used in financing activities	(124,094)	(125,902)
Effects of exchange rate — changes in cash	(5,842)	2,910
Net decrease in cash and cash equivalents	(69,179)	(3,468)
Cash and cash equivalents at beginning of period	312,754	287,778
Cash and cash equivalents at end of period	$243,575	$284,310

Supplemental disclosures of noncash activities
Issuance of common stock for business combination	$4,900	$—
Operating lease liabilities arising from obtaining right-of-use assets	$4,687	$5,493

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

The consolidated financial statements of Commvault as of December 31, 2024 and for the three and nine months ended December 31, 2024 and 2023 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for fiscal 2024. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update ("ASU") No. 2023-07 (Topic 280): Segment Reporting	In November 2023, the Financial Accounting Standards Board ("FASB") issued a new standard to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	This standard is effective for us for our annual period beginning April 1, 2024 and interim periods beginning April 1, 2025.	We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.
Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2023-09 (Topic 740): Income Taxes	In December 2023, the FASB issued a new standard to improve income tax disclosures. The standard requires greater disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	This standard will be effective for us for our annual period beginning April 1, 2025, with early adoption permitted.	We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.
ASU No. 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued a new standard to improve income statement expense disclosures. The standard requires greater disaggregated information on certain expense captions, as well as disclosures about selling expenses.	This standard will be effective for us for our annual period beginning April 1, 2027, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. (“Arrow”) totaled 35% of total revenues for both the three months ended December 31, 2024 and 2023, and 35% and 36% for the nine months ended December 31, 2024 and 2023, respectively. Arrow accounted for approximately 30% and 29% of total accounts receivable as of December 31, 2024 and March 31, 2024, respectively.
Sales through our original equipment manufacturing agreement with Hitachi Vantara resulted in approximately 10% of total accounts receivable as of December 31, 2024.
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
The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our cash equivalents balance consisted primarily of U.S. Treasury Bills with maturities of one month or less. Our contingent consideration is related to the acquisition of Appranix, Inc. ("Appranix") and was valued using a Monte Carlo simulation model. Refer to Note 4 for further details of the acquisition and contingent consideration.
The following table summarizes the composition of our financial assets and liabilities measured at fair value as of December 31, 2024 and March 31, 2024:

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	—	2,826	$2,826

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,902	—	—	$24,902

Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $8,074 as of December 31, 2024, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $2,038 as of December 31, 2024.

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

Our finite-lived purchased intangible assets consist of developed technology and customer relationships. Developed technology purchased in fiscal 2025 was valued using the multi-period excess earnings method and is being amortized on a straight-line basis over its economic life of five years. Customer relationships purchased in fiscal 2025 were valued using the distributor method and are being amortized on a straight-line basis over their economic life of ten years. Developed technology purchased in fiscal 2022 was valued using the replacement cost method and is being amortized on a straight-line basis over its economic life of three years. We believe these methods most closely reflect the pattern in which the economic benefits of the assets will be consumed. Impairment losses are recognized if the carrying amount of an intangible asset is both not recoverable and exceeds its fair value.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Americas	$155,435	$125,052	$438,568	$367,476
International	107,195	91,756	282,012	248,479
Total revenues	$262,630	$216,808	$720,580	$615,955

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses and SaaS agreements), customer support and other services. As of December 31, 2024, our remaining performance obligations (inclusive of deferred revenues) were $751,958, of which approximately 64% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter.

Remaining performance obligations, excluding deferred revenue, related to subscription arrangements, customer support revenue and other services were $75,114, $59,052, and $25,548, respectively. Of these balances, we expect approximately 76% of subscription arrangements, 31% of customer support and 100% of other services to be recognized as revenue over the next 12 months and the remainder recognized thereafter. We expect approximately 54% of subscription arrangements and 8% of customer support remaining performance obligations to be recognized as revenue in the fourth quarter of fiscal 2025. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.

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

	Accounts receivable	Unbilled receivable (current)	Unbilled receivable (long-term)	Deferred revenue (current)	Deferred revenue (long-term)
Opening balance as of March 31, 2024	$196,951	$25,732	$14,471	$362,450	$168,472
Increase	43,635	5,045	6,629	15,273	42,058
Ending balance as of December 31, 2024	$240,586	$30,777	$21,100	$377,723	$210,530

The increase in accounts receivable (inclusive of unbilled receivables) is primarily the result of an increase in revenue relative to the fourth quarter of the prior fiscal year. The increase in deferred revenue is primarily the result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $80,124 and $296,415 for the three and nine months ended December 31, 2024, respectively. The vast majority of this revenue consists of SaaS arrangements and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Business Combination
Appranix, Inc. Acquisition
On April 15, 2024, we completed the acquisition of 100% of the shares of Appranix, a Boston-based cloud cyber resilience company, for a purchase price of $26,272, which consisted of $21,032 in cash (exclusive of $340 of contingent consideration) and $4,900 of unregistered restricted stock units. These stock units were valued based on the volume weighted average price of our share price for the thirty days preceding the close date. As a result, 50 unregistered restricted stock units were issued at a fair value of $98.98 per share. The primary reason for the business combination is to extend and enhance our product and service offerings in the cyber resiliency market. None of the goodwill recorded is expected to be deductible for income tax purposes.
During the three and nine months ended December 31, 2024, we incurred costs related to the acquisition of Appranix of approximately $101 and $679, respectively, which were included in general and administrative expenses. The following table summarizes the purchase price and preliminary purchase price allocation as of the date of acquisition:

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
Contingent Consideration
The contingent consideration arrangement requires us to pay up to $4,000 in cash to the former owner of Appranix, contingent upon the achievement of certain financial metrics measured on December 31, 2024 and June 30, 2025. The actual consideration can range from $0 to $4,000. The fair value of the contingent liability on the acquisition date was estimated to be $340 using a Monte Carlo simulation model and is included in accrued liabilities on the consolidated balance sheets. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded through the consolidated statements of operations as operating expenses. As of December 31, 2024, we estimate the fair value of the liability at $2,826 and have recorded $2,486 in operating expenses during the third quarter of fiscal 2025 related to changes in the estimated fair value.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Clumio, Inc. Acquisition
On October 1, 2024, we completed the acquisition of certain assets of Clumio, Inc. ("Clumio"), a California-based data backup and recovery provider, for a purchase price of $44,909 in cash consideration. The primary reason for the business combination is to extend our product offerings in our existing cyber resiliency market. We expect that substantially all of the goodwill acquired in this transaction will be deductible for income tax purposes.
During the three and nine months ended December 31, 2024, we incurred costs related to the acquisition of Clumio of approximately $314 and $1,661, respectively, which were included in general and administrative expenses. The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

Assets acquired and liabilities assumed:
Trade accounts receivable	$1,161
Other current assets	394
Deferred tax asset	377
Intangible assets	18,100
Accounts payable and accrued liabilities	(3,087)
Deferred revenue	(8,370)
Total identifiable net assets acquired and liabilities assumed	8,575
Goodwill	36,334
Total purchase price	$44,909

The purchase price allocation is preliminary as it relates to customary closing adjustments and the valuation of income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.
We also entered into compensation arrangements with the co-founders and certain employees of Clumio, which included granting approximately $13,000 in performance stock units and restricted stock units that vest over the next three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the straight-line method. Refer to Note 10 for further discussion of stock awards.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Actual and Unaudited Pro Forma Information
We completed the acquisition of Appranix on April 15, 2024, and the acquisition of Clumio on October 1, 2024. Accordingly, the operations of both Appranix and Clumio are included in our consolidated statements of operations from the dates of the acquisitions to December 31, 2024. Appranix contributed revenues of approximately $680 and $1,673, and estimated net loss of approximately $43 and $463, for the three and nine months ended December 31, 2024, respectively. Clumio contributed revenues of approximately $6,412, and estimated net loss of approximately $3,014, for both the three and nine months ended December 31, 2024.
The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the Appranix and Clumio acquisitions as though they occurred on April 1, 2023. The pro forma amounts reflect certain adjustments, such as expenses related to the noncash amortization of intangible assets, stock-based compensation, and acquisition-related costs. The fiscal 2025 supplemental pro forma net income was adjusted to exclude $2,340 of acquisition-related costs and $2,486 of expense related to changes in the estimated fair value of contingent consideration incurred in fiscal 2025. The fiscal 2024 supplemental pro forma net income was adjusted to include these charges. In addition, both periods include noncash amortization expenses related to intangible assets and stock-based compensation as if the acquisitions had taken place on April 1, 2023.
The unaudited pro forma financial information is presented for illustrative purposes only, is based on a purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on April 1, 2023, nor is it necessarily indicative of the future results of operations of the combined companies.

	Unaudited
	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue	$262,630	$222,022	$733,599	$629,574
Net income	$13,922	$3,257	$23,877	$6,408

5.    Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the residual purchase price paid in business combinations after the fair value of all identified assets and liabilities have been recorded. It includes the estimated value of potential expansion with new customers, the opportunity to further develop sales relationships with new customers and intangible assets that do not qualify for separate recognition. Goodwill is not amortized and there were no impairments to the carrying amounts of goodwill during the nine months ended December 31, 2024 and 2023. Approximately $35,233 of the goodwill recorded is expected to be deductible for income tax purposes.
Changes in goodwill during the nine months ended December 31, 2024 were as follows:

Total
Balance as of March 31, 2024	$127,780
Additions	58,626
Impairments	—
Balance as of December 31, 2024	$186,406

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Intangible Assets, Net
Intangible assets consist of developed technology and customer relationships. Developed technology acquired in fiscal 2025 was valued using the multi-period excess earnings method and has an estimated useful life of five years. Previously acquired developed technology was valued using the replacement cost method, has an estimated useful life of three years, and will be fully amortized within fiscal 2025. Customer relationships purchased in fiscal 2025 were valued using the distributor method and have an estimated useful life of ten years. All of our intangible assets are amortized on a straight-line basis. Purchased intangible assets, net of amortization, are summarized below:

	December 31, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,800	$(95)	$3,705	$—	$—	$—
Developed technology	23,350	(5,143)	18,207	3,750	(2,708)	1,042
Total intangible assets	$27,150	$(5,238)	$21,912	$3,750	$(2,708)	$1,042
During the nine months ended December 31, 2024, we acquired developed technology valued at $19,600 and customer relationships valued at $3,800 as part of the acquisitions of Appranix and Clumio. Amortization expense from acquired intangible assets was $1,383 and $2,529 for the three and nine months ended December 31, 2024, respectively, and $312 and $938 for the three and nine months ended December 31, 2023, respectively.
As of December 31, 2024, future amortization expense associated with intangible assets with finite lives is expected to be:

Year ending March 31,
2025 (remaining)	$1,174
2026	4,283
2027	4,283
2028	4,283
2029	4,283
Thereafter	3,606
Total	$21,912
6.    Assets Held for Sale
During the fourth quarter of fiscal 2023, we determined the assets and land related to our owned corporate headquarters in Tinton Falls, New Jersey met all of the criteria for classification as assets held for sale in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets ("ASC 360").
On October 2, 2024, we signed a purchase and sale agreement to sell the property for $36,000 in cash consideration. The agreement includes a due diligence period for the buyer, is contingent on receiving approvals from certain government agencies, and includes other customary conditions. We believe the sale will close in fiscal year 2025. Upon closing of the transaction, we will enter into a lease for a portion of the premises.
The assets have been classified as held for sale for more than one year. In accordance with ASC 360, assets not sold by the end of the one-year period may still qualify as held for sale, if certain conditions are met. As of December 31, 2024, we concluded all of the held for sale criteria was still met, and the assets were properly classified on the consolidated balance sheets. In addition, we have assessed the assets for any changes in fair value less costs to sell and recorded an impairment charge of $2,910 during the second quarter of fiscal 2025, which includes changes in the estimated fair value and estimated costs to sell.

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

The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$11,021	$17,140	$45,113	$42,786
Basic net income per common share:
Basic weighted average shares outstanding	43,889	43,862	43,779	43,956
Basic net income per common share	$0.25	$0.39	$1.03	$0.97
Diluted net income per common share:
Basic weighted average shares outstanding	43,889	43,862	43,779	43,956
Dilutive effect of stock options and restricted stock units	1,295	937	1,398	1,064
Diluted weighted average shares outstanding	45,184	44,799	45,177	45,020
Diluted net income per common share	$0.24	$0.38	$1.00	$0.95

The diluted weighted average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 179 and 121 for the three months ended December 31, 2024 and 2023, respectively, and 239 and 505 for the nine months ended December 31, 2024 and 2023, respectively, because the effect would have been anti-dilutive.

8.    Commitments and Contingencies
During the first quarter of fiscal 2025, we entered into a settlement agreement resulting in a payment of $1,475 which resolved certain legal matters. For the nine months ended December 31, 2024, $675 was recorded in general and administrative expenses and the remaining $800 was incurred in a prior period that is not presented in the consolidated statements of operations.
We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
The Company has a contingent liability related to the acquisition of Appranix. Refer to Note 4 for further details of the arrangement.

9.    Capitalization
Our stock repurchase program has been funded by our existing cash and cash equivalent balances, as well as cash flows provided by our operations.
On April 18, 2024, the Board approved an increase of the existing share repurchase program so that $250,000 was available. The Board's authorization has no expiration date. For the nine months ended December 31, 2024, we repurchased $135,194 of our common stock, or approximately 1,033 shares. The remaining amount available under the current authorization as of December 31, 2024 was $121,292.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

10.    Stock Plans
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the three and nine months ended December 31, 2024 and 2023. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of revenues	$1,465	$1,935	$4,420	$5,224
Sales and marketing	13,911	10,189	35,028	29,834
Research and development	7,084	5,451	17,803	16,183
General and administrative	8,696	7,027	22,524	20,700
Restructuring	307	—	4,495	—
Stock-based compensation expense	$31,463	$24,602	$84,270	$71,941

As of December 31, 2024, there was $174,094 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of 1.74 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Stock option activity was not significant for both the nine months ended December 31, 2024 and 2023.
Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2024 was as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2024	2,417	$68.52
Awarded	988	142.14
Vested	(1,264)	68.85
Forfeited	(130)	74.89
Non-vested as of December 31, 2024	2,011	$104.07

The weighted average fair value of restricted stock units awarded was $168.96 and $142.14 per unit during the three and nine months ended December 31, 2024, respectively, and $71.48 and $69.83 per unit during the three and nine months ended December 31, 2023, respectively. The weighted average fair value of awards includes the awards with a market condition described below.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Performance Based Awards
In the nine months ended December 31, 2024, we granted approximately 91 performance stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2025 and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 300% (273 shares) based on actual fiscal 2025 performance. The vesting quantity of these awards may vary based on actual fiscal 2025 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock unit table.
In the nine months ended December 31, 2024, we also granted approximately 33 PSUs in connection with the acquisition of Clumio. Vesting of these awards is contingent upon i) meeting certain non-GAAP performance goals (performance-based) and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 100% based on performance milestones over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the straight-line method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. These awards are included in the restricted stock unit table. Refer to Note 4 for further details of the acquisition.
Awards with a Market Condition
In the nine months ended December 31, 2024, we granted approximately 91 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the next three years. The awards vest in three annual tranches and have the potential to vest between 0% and 300% (273 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2024 was $175.25 per unit. The awards are included in the restricted stock unit table.
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 68 shares in exchange for $5,486 of proceeds in the nine months ended December 31, 2024, and 96 shares in exchange for $5,164 of proceeds in the nine months ended December 31, 2023. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for the nine months ended December 31, 2024 and 2023 was $2,746 and $2,391, respectively. As of December 31, 2024, there was approximately $523 of unrecognized cost related to the current offering period of our ESPP.
11.    Income Taxes
Income tax expense was $4,085 and $7,307 in the three and nine months ended December 31, 2024, respectively, compared to expense of $5,176 and $17,772 in the three and nine months ended December 31, 2023, respectively. The decrease in income tax expense compared to the prior year period relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

12.    Restructuring
Beginning in the fourth quarter of fiscal 2024, we initiated a restructuring plan intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. These charges relate primarily to severance and related costs associated with headcount reductions, stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan and office termination and exit charges. We anticipate the restructuring plan will be completed by the end of fiscal 2025. The total costs to be incurred related to the restructuring plan cannot be estimated at this time.

There were no restructuring charges for the three and nine months ended December 31, 2023. For the three and nine months ended December 31, 2024, restructuring charges were comprised of the following:

	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024
Employee severance and related costs	$3,662	$4,317
Lease exit costs (1)	—	402
Stock-based compensation	307	4,495
Total restructuring charges	$3,969	$9,214
(1) Lease exit costs relate to one office for the nine months ended December 31, 2024.

Restructuring accrual
The accrual activity related to our restructuring plan for the nine months ended December 31, 2024 was as follows:

Total
Balance as of March 31, 2024	$2,746
Employee severance and related costs	4,317
Payments	(6,018)
Balance as of December 31, 2024	$1,045

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

13.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, engage in loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of December 31, 2024 were $226. The amortization of debt issuance costs and interest expense incurred for the three and nine months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Amortization of debt issuance costs	$29	$29	$87	$87
Interest expense	63	63	190	190
Total charges	$92	$92	$277	$277

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
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, original equipment manufacturers, and marketplaces. Subscription revenue generated through indirect distribution channels accounted for approximately 90% of total subscription revenue in both the nine months ended December 31, 2024 and 2023. Subscription revenue generated through direct distribution channels accounted for approximately 10% of total subscription revenue in both the nine months ended December 31, 2024 and 2023. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of subscription revenue generated through our direct distribution channels from time-to-time. We believe that the growth of our subscription revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. We generated 35% and 36% of our total revenues through Arrow for the nine months ended December 31, 2024 and 2023, respectively. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenues for both the nine months ended December 31, 2024 and 2023. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2023, our total revenues would have been higher by $1.6 million, our cost of revenues would have been higher by $0.2 million and our operating expenses would have been higher by $0.6 million from non-U.S. operations for the three months ended December 31, 2024. Using the average foreign currency exchange rates from the nine months ended December 31, 2023, our total revenues would have been higher by $1.0 million, our cost of revenues would have been higher by $0.2 million and our operating expenses would have been lower by less than $0.1 million from non-U.S. operations for the nine months ended December 31, 2024.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.3 million and insignificant losses for the three and nine months ended December 31, 2024, respectively. We recognized net foreign currency transaction losses of approximately $1.6 million and $1.8 million for the three and nine months ended December 31, 2023, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
As a result of the acquisitions of Appranix, Inc. ("Appranix") and Clumio, Inc. ("Clumio"), we acquired intangible assets. Determining the fair value of intangible assets requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Refer to Note 4 of the unaudited consolidated financial statements for further information on purchased intangible assets.
Other than the addition of purchased intangible assets, there have been no significant changes in our critical accounting policies during the nine months ended December 31, 2024 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended March 31, 2024.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended December 31, 2024 compared to three months ended December 31, 2023
Revenues ($ in millions)
–Total revenues increased $45.8 million, or 21% year over year, driven primarily by increases in subscription and perpetual license revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $44.1 million, or 39% year over year, driven primarily by an 82% increase in our SaaS revenue. Term-based license revenue increased 21%, primarily due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period. Subscription revenue accounted for 60% of total revenues for the three months ended December 31, 2024 compared to 53% for the three months ended December 31, 2023.
–Perpetual license revenue increased $1.5 million, or 10% year over year. Our preferred route to market is led by the sale of term-based licenses. Perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 6% of total revenues for the three months ended December 31, 2024 compared to 7% for the three months ended December 31, 2023.
–Customer support revenue was flat compared to the same period of the prior year, driven by a $6.6 million increase in customer support revenue related to term-based license arrangements, partially offset by a $6.3 million decrease in support attached to perpetual license support renewals.

–Other services revenue decreased $0.1 million, or 1% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 59% and 41% of total revenues, respectively, for the three months ended December 31, 2024. Total revenues increased 24% and 17% year over year in the Americas and International, respectively.
▪The increase in Americas total revenues was primarily due to a 44% increase in subscription revenue, partially offset by a 17% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription arrangements. Customer support revenue decreased 1% year over year. Other services revenue increased 8% year over year due to an increase in the delivery of professional services for the region as compared to the same period of the prior year.
▪The increase in International total revenues was primarily due to increases of 30%, 20% and 2% in subscription, perpetual license and customer support revenues, respectively, partially offset by a decrease of 14% in other services revenue, as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended December 31,
	2024		2023
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$26.0	84%	$15.9	86%
Perpetual license	0.4	98%	0.8	95%
Customer support	14.4	81%	15.1	80%
Other services	7.8	28%	7.3	33%
Total	$48.6	81%	$39.1	82%

–Total cost of revenues increased $9.6 million, representing 19% of our total revenues for the three months ended December 31, 2024 compared to 18% for the three months ended December 31, 2023.
–Cost of subscription revenue increased $10.1 million and represented 16% of our total subscription revenue for the three months ended December 31, 2024 compared to 14% for the three months ended December 31, 2023. The year over year increase is primarily the result of incremental hosting costs associated with the Clumio acquisition and an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.4 million and represented 2% of our total perpetual revenue for the three months ended December 31, 2024 compared to 5% for the three months ended December 31, 2023.
–Cost of customer support revenue decreased $0.7 million, representing 19% of our total customer support revenue for the three months ended December 31, 2024 compared to 20% for the three months ended December 31, 2023.
–Cost of other services revenue increased $0.6 million, representing 72% of our total other services revenue for the three months ended December 31, 2024 compared to 67% for the three months ended December 31, 2023. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $24.4 million, or 27%, driven by an $18.8 million increase in employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year, including an increase of $3.7 million in stock-based compensation.
–Research and development expenses increased $5.6 million, or 16%, driven by increases in employee compensation and related expenses, including an increase of $1.6 million in stock-based compensation. The increase in employee compensation and related expenses is primarily driven by additional headcount, including the headcount related to the Appranix and Clumio acquisitions completed in April 2024 and October 2024, respectively. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $6.0 million, or 21%, driven by increases in accounting and legal expenses related to the acquisitions of Appranix and Clumio, and increases in employee compensation and related expenses, including an increase of $1.7 million in stock-based compensation, which includes an adjustment for the estimated achievement of certain financial performance goals for PSUs, year over year.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2024, is intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. Restructuring expenses were $4.0 million for the three months ended December 31, 2024. These charges relate primarily to severance and related costs associated with headcount reductions. These expenses included $0.3 million of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan. We anticipate the restructuring plan will be completed by the end of fiscal 2025. There were no restructuring expenses in the three months ended December 31, 2023.
Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense increased $1.2 million, driven by the acquisition of intangible assets in fiscal 2025.

–Change in contingent consideration: During the three months ended December 31, 2024, we recorded an expense of $2.5 million related to changes in the estimated fair value of our contingent consideration arrangement. The arrangement is contingent upon meeting certain financial metrics by June 30, 2025 and can range up to $4.0 million.

Interest Income
Interest income increased $0.2 million, from $1.4 million in the three months ended December 31, 2023 to $1.6 million in the three months ended December 31, 2024, primarily as a result of the amount of invested funds subject to interest income.

Income Tax Expense
Income tax expense was $4.1 million in the three months ended December 31, 2024 compared to expense of $5.2 million in the three months ended December 31, 2023. The decrease in income tax expense compared to the same period in the prior year relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023
Revenues ($ in millions)
–Total revenues increased $104.6 million, or 17% year over year, driven primarily by an increase in subscription revenue, offset by decreases in perpetual license and other services revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $107.1 million, or 35% year over year, driven primarily by a 76% increase in our SaaS revenue. Term-based license revenue increased 18%, primarily due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period. Subscription revenue accounted for 58% of total revenues for the nine months ended December 31, 2024 compared to 50% for the nine months ended December 31, 2023.
–Perpetual license revenue decreased $1.7 million, or 4% year over year. Our preferred route to market is led by the sale of term-based licenses. Perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 6% of total revenues for the nine months ended December 31, 2024 compared to 7% for the nine months ended December 31, 2023.
–Customer support revenue was flat compared to the same period of the prior year, driven by a $19.1 million increase in customer support revenue related to term-based license arrangements, offset by an $18.7 million decrease in support attached to perpetual license support renewals.
–Other services revenue decreased $1.1 million, or 3% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 61% and 39% of total revenues, respectively, for the nine months ended December 31, 2024. Total revenues increased 19% and 13% year over year in the Americas and International, respectively.
▪The increase in Americas total revenues was primarily due to a 37% increase in subscription revenue, partially offset by a 7% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription arrangements. Customer support and other services revenues declined 2% and 1%, respectively.
▪The increase in International total revenues was primarily due to a 31% increase in subscription revenue, offset by a 3% decrease in perpetual license revenue. Customer support revenue increased 2% year over year. Other services revenue declined 6% year over year due to a decrease in the delivery of professional services for the region as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Nine Months Ended December 31,
	2024		2023
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$63.1	85%	$42.9	86%
Perpetual license	1.2	97%	1.9	96%
Customer support	43.9	81%	44.9	81%
Other services	23.0	29%	22.7	32%
Total	$131.3	82%	$112.5	82%

–Total cost of revenues increased $18.8 million and represented 18% of our total revenues for both the nine months ended December 31, 2024 and 2023.
–Cost of subscription revenue increased $20.2 million and represented 15% of our total subscription revenue for the nine months ended December 31, 2024 compared to 14% for the nine months ended December 31, 2023. The year over year increase is primarily the result of incremental hosting costs associated with the Clumio acquisition and an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.7 million, representing 3% of our total perpetual revenue for the nine months ended December 31, 2024 compared to 4% for the nine months ended December 31, 2023.
–Cost of customer support revenue decreased $1.0 million and represented 19% of our total customer support revenue for both the nine months ended December 31, 2024 and 2023.
–Cost of other services revenue increased $0.3 million, representing 71% of our total other services revenue for the nine months ended December 31, 2024 compared to 68% for the nine months ended December 31, 2023. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $53.4 million, or 21%, primarily due to a $39.1 million increase in employee compensation and sales commissions associated with increased revenues relative to the same period in the prior year, including an increase of $5.2 million in stock-based compensation. In addition, there was an increase year over year in expenses related to a live sales kickoff event and participation in certain strategic conferences, including the RSA conference during the period. These events did not occur in the same period in the prior year.
–Research and development expenses increased $9.9 million, or 10%, driven by increases in employee compensation and related expenses resulting from additional headcount related to the Appranix and Clumio acquisitions completed in April 2024 and October 2024, respectively. Expenses related to stock-based compensation increased $1.6 million compared to the same period of the prior year. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $16.0 million, or 19%, driven by increases in accounting and legal expenses related to the acquisitions of Appranix and Clumio, and increases in employee compensation and related expenses, including an increase of $1.8 million in stock-based compensation, which includes an adjustment for the estimated achievement of certain financial performance goals for PSUs, year over year.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2024, is intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aims to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. Restructuring expenses were $9.2 million for the nine months ended December 31, 2024. These charges relate primarily to severance and related costs associated with headcount reductions as well as costs related to office termination and exit charges. These expenses included $4.5 million of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan. We anticipate the restructuring plan will be completed by the end of fiscal 2025. There were no restructuring expenses in the nine months ended December 31, 2023.

Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense increased $2.0 million, or 44%, driven by the acquisition of intangible assets in fiscal 2025.
–Change in contingent consideration: During the nine months ended December 31, 2024, we recorded an expense of $2.5 million related to changes in the estimated fair value of our contingent consideration arrangement. The arrangement is contingent upon meeting certain financial metrics by June 30, 2025 and can range up to $4.0 million.
–Impairment charges: During the nine months ended December 31, 2024, we recorded an impairment charge of $2.9 million related to our assets held for sale, which includes changes in the estimated fair value and estimated costs to sell.

Interest Income
Interest income increased $1.6 million, from $3.5 million in the nine months ended December 31, 2023 to $5.1 million in the nine months ended December 31, 2024, primarily as a result of the amount of invested funds subject to interest income.

Income Tax Expense
Income tax expense was $7.3 million in the nine months ended December 31, 2024 compared to expense of $17.8 million in the nine months ended December 31, 2023. The decrease in income tax expense compared to the prior year relates primarily to the recognition of deferred tax assets that were not recognized in prior years due to the Company’s valuation allowance, as well as windfalls from stock compensation.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of December 31, 2024, our cash and cash equivalents balance was $243.6 million, of which approximately $179.4 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, engage in loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of December 31, 2024, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 18, 2024, the Board of Directors approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. For the nine months ended December 31, 2024, we repurchased $135.2 million of our common stock. The remaining amount available under the current authorization as of December 31, 2024 was $121.3 million.
Our summarized cash flow information is as follows (in millions):

	Nine Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$130.4	$123.8
Net cash used in investing activities	(69.7)	(4.3)
Net cash used in financing activities	(124.1)	(125.9)
Effects of exchange rate - changes in cash	(5.8)	2.9
Net decrease in cash and cash equivalents	$(69.2)	$(3.5)

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges and an increase in deferred revenue, partially offset by an increase in accounts receivable.
–Net cash used in investing activities was related to $65.9 million for the acquisitions of Appranix and Clumio, $3.0 million of capital expenditures and $0.8 million for the purchase of equity securities.
–Net cash used in financing activities was the result of $135.2 million of repurchases of common shares, partially offset by $11.1 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
Working capital decreased $45.2 million from $110.2 million as of March 31, 2024 to $65.0 million as of December 31, 2024. The net decrease in working capital was primarily the result of a decrease in cash and cash equivalents driven by the acquisitions of Appranix and Clumio in fiscal 2025 and an increase in the current portion of deferred revenue, partially offset by an increase in accounts receivable.
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

Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have off-balance sheet financing arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Impact of Recently Issued Accounting Standards
See Note 2 of the unaudited consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
None.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our sales were outside the United States for the nine months ended December 31, 2024. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction gains of approximately $0.3 million and insignificant losses for the three and nine months ended December 31, 2024, respectively. We recognized net foreign currency transaction losses of approximately $1.6 million and $1.8 million for the three and nine months ended December 31, 2023, respectively.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On April 18, 2024, the Board approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. During the three months ended December 31, 2024, we repurchased $31.9 million of common stock, or approximately 0.2 million shares, under our share repurchase program. As of December 31, 2024, the remaining amount available under the current authorization was $121.3 million. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
October 1, 2024 - October 31, 2024	77,165	$148.73	77,165	$141,714
November 1, 2024 - November 30, 2024	58,910	$169.33	58,910	$131,739
December 1, 2024 - December 31, 2024	63,202	$165.30	63,202	$121,292
Three Months Ended December 31, 2024	199,277	$160.07	199,277

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
On November 14, 2024, Shane Sanders, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 600 shares of the Company’s common stock. The plan is in effect until August 20, 2025.
On November 18, 2024, Sanjay Mirchandani, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 86,000 shares of the Company’s common stock. The plan is in effect until December 31, 2025.
On November 20, 2024, Gary Merrill, Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 37,000 shares of the Company’s common stock. The plan is in effect until May 29, 2026.
On November 25, 2024, Nicholas Adamo, Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 1,500 shares of the Company’s common stock. The plan is in effect until November 25, 2025.
During the three months ended December 31, 2024, no other directors or officers of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

Commvault Systems, Inc.

Dated:	January 29, 2025	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	January 29, 2025	By:	/s/ Jennifer DiRico
Jennifer DiRico
Chief Financial Officer
(Principal Financial Officer)