Form 10-K
period 2025-03-31
COMMVAULT SYSTEMS INC
filed 2025-05-05
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The Nasdaq Stock Market) was approximately $6.7 billion.
As of May 2, 2025, there were 44,125,430 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    Information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2025. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this Annual Report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2025

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
Company Overview
Commvault Systems, Inc. aims to provide its customers cyber resiliency by protecting and recovering their data and cloud-native applications in a world of increasing cyber threats and attacks, including ransomware. We provide products and services across many types of environments, including on-premises, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners.
With Commvault Cloud, customers have access to business-critical capabilities such as layered defenses to detect and minimize the impact of bad actors; automation to verify clean recovery points; and cloud-native capabilities to dedupe, scale, and as necessary, recover data and cloud applications to remain in a state of continuous business. Our comprehensive solutions address the critical aspects of modern cyber resiliency, from data protection to data recovery, data governance and compliance in a flexible and scalable platform. Commvault was incorporated in Delaware in 1996.

Products
Commvault helps customers protect their data and be cyber resilient in hybrid, multi-cloud, and cloud-native environments. Commvault delivers a portfolio of products and services to effectively protect, quickly capture intelligence, and rapidly recover from cyber incidents. Our solutions create an intuitive cyber resilience experience across customer-managed enterprise software and SaaS-delivered cloud-native solutions that mitigate data sprawl, facilitate cloud adoption, and help customers modernize and transform their enterprise IT environment.
We do this by offering unified visibility and management across the entire hybrid enterprise so our customers can protect and recover data from any location to any location. Our Commvault Cloud offerings are organized in the following packages – Operational Recovery, Autonomous Recovery and Cyber Recovery.
Operational Recovery includes Commvault’s leading backup and recovery capabilities which can be utilized across hybrid enterprise workloads. This solution can be delivered as customer-managed software, as SaaS, or a mix of the two to meet the requirements of hybrid enterprises worldwide. It is designed to meet the needs of any size business protecting workloads across all locations, including hybrid and multi-cloud environments; physical servers; virtual machines (“VMs”); applications and databases; endpoint devices; and cloud applications. Operational Recovery provides backup, verifiable recovery, and cost-optimized cloud workload mobility, helping to ensure data availability and granular recovery, even across multiple clouds.
Autonomous Recovery aims to reduce recovery time, downtime, and costs by bringing automation and validation to Operational Recovery. Designed for automated disaster and cyber recovery use cases, Autonomous Recovery can deliver backup, replication, and disaster recovery for all workloads, on-premises, in the cloud, across multiple clouds, and in hybrid environments. It provides trusted recovery of data and applications, VMs, and containers, along with verifiable recoverability of replicas, cost-optimized cloud data mobility and resilience. Organizations can automatically failover applications to a secondary site in the event of a data incident and continue running without interruption.
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
In addition, Commvault provides customers with a variety of unique offerings, including Cleanroom Recovery, HyperScale X, Air Gap Protect, Compliance, Cloud Rewind, and Clumio Backtrack.
Commvault Cloud’s Cleanroom Recovery is a cyber resilience offering. Traditional isolated on-premises cleanrooms can be expensive to build and maintain, and incident response plans often go untested, increasing an organization’s risk and recovery time objectives. Our Cleanroom Recovery solution empowers organizations to be ready to recover by providing a clean, isolated, and on-demand recovery location in the cloud, as well as the ability to regularly and proactively test their incident response plans and recover quickly.

Commvault HyperScale X is an intuitive, easy-to-deploy and scale-out, integrated data protection solution to support enterprises' transformations from legacy scale-up infrastructures to the hybrid cloud, container and virtualized environments. Its flexible architecture allows customers to get up and running quickly and scale while delivering comprehensive data protection for a vast array of workloads, including containers, VMs and databases, from a single, extensible platform. With HyperScale X, customers can leverage the Commvault portfolio, giving them access to the features, functions, and industry-leading integration with applications, databases, public cloud environments, hypervisors, operating systems, NAS systems, and primary storage arrays, wherever the data resides. It is available as a fully integrated appliance or as a reference architecture depending on an organization’s requirements.
Commvault Cloud Air Gap Protect is the “easy button” to adopt secure and scalable cloud storage in minutes, supporting an organization's hybrid cloud strategy without the need for additional cloud expertise. It is an integrated, air-gapped cloud storage target that enables IT organizations to efficiently adopt cloud storage for Operational Recovery, HyperScale X or SaaS to ease digital transformation, reduce risks and scale. This minimizes IT complexities and allows customers to easily store, isolate, and protect data while providing the foundation for predictable costs and reduced overhead.
Commvault's Compliance capabilities, which can be procured as an add-on product, facilitates efficient compliance and protects relevant legal data from alteration. It provides built-in reporting, auditing, and logging so data is not modified or deleted for legal and compliance purposes. It is designed to reduce the time and costs spent between IT and legal departments to expedite discovery and review.
Commvault Cloud Rewind integrates automated cloud-native application recovery and rebuild capabilities to help customers quickly restore an organization’s entire cloud application and data environment. By combining data recovery with cloud-native application and infrastructure rebuild automation, Cloud Rewind can help customers get back to business within minutes after a cloud services outage or ransomware attack.
Commvault’s Clumio Backtrack uses automation to rapidly revert objects and datasets stored in Amazon Simple Storage Service (Amazon S3) to a specific point and time. Being able to revert to a specific point and time can be very useful across a variety of recovery use cases, including bringing back data before it was accidentally deleted; before an application started sending incorrect or corrupt data; or before a cybercriminal encrypted the objects and demanded a ransom.

Professional & Customer Support Services
Commvault offers a wide range of professional and customer support services to complement its product portfolio. We offer multiple levels of service that can be tailored to our customers’ needs.
Our services consist of:
•Global Real-Time Support.   We offer global customer support from physical locations around the world, which allows us to provide 24/7 support. Our customers have access to support staff available by phone for first responses and to manage resolutions, and to an online support database for help with troubleshooting and operational questions. Additionally, we leverage Arlie, our artificial intelligence ("AI")-powered assistant within the Commvault Cloud platform, to enhance support with real-time, actionable insights. This advanced AI capability is designed for faster resolutions and an even more responsive support experience. Our cloud-based support system creates a virtual global support center to address customer needs. We have designed our support infrastructure to scale with the increasing globalization of our customers. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.
•Broad Expertise.   Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively take ownership of the customer’s problem and provide bug fixes and updates as part of our commitment to enhancing performance and functionality.
•Customer Success Options.   We offer various Customer Success options for our software and SaaS customers, including Enterprise Success Program ("ESP") offerings. Our Customer Success offerings provide resources focused on proactively helping our customers achieve their goals and are aligned to their business initiatives. Our ESP offerings provide additional industry technical experts who provide strategic guidance and advice so our enterprise customers achieve their cyber resiliency objectives.

The entire Customer Success program is centered around driving customer adoption, customer satisfaction and quick time to value.
•Technology Consulting Services.    Our technical consultants guide customers so their data protection environments are designed for optimal results, configured quickly, and easy to maintain. We offer architecture design; implementation; automation and orchestration; data migration; and health assessment services. In addition, we offer customers staff-augmentation options via resident support engineers to assist with rapid expert deployment and operation of the Commvault portfolio.
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
•Cyber Resilience Managed Services.    We provide results-oriented data protection and cyber resilience services to customers worldwide. Commvault experts provide secure, reliable, and cost-effective remote monitoring and management of our customers' data protection environment.

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
Strategic Relationships
An important element of Commvault’s strategy is to establish partnerships that support development, marketing, selling and implementation of our solutions. We believe that strategic and technology-based relationships with industry leaders are fundamental to our success. We have forged numerous relationships with software, hardware, cloud and cybersecurity partners to enhance our combined capabilities, help our customers advance business-critical security, resilience, and cloud initiatives, and create the optimal combination of data and information management applications. We believe this approach enhances our ability to expand our product offerings and customer base and to enter new markets. We have established the following types of strategic relationships:
Alliance and Technology Partners.  We maintain strategic sales, marketing and technology relationships with industry leaders so that our products are integrated with, supported by and add value to our partners’ portfolios. Collaboration with these market leaders allows us to provide solutions that enable our customers to improve data and information management efficiency. We also maintain relationships with a broad range of industry operating system, application and infrastructure vendors to verify and demonstrate the interoperability of our portfolio with their equipment and technologies. We believe these partnerships enhance our position in the market and serve as an accelerator to sales.
Distributor, Value-Added Reseller, Systems Integrator, Corporate Reseller and Original Equipment Manufacturer Relationships. These partners either bundle our solutions together with their own products or resell our solutions independently.
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

Additionally, we have a non-exclusive distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow"), a subsidiary of Arrow Electronics, Inc. Arrow's primary role is to enable a more efficient and effective distribution channel for our products and services by managing our reseller partners and leveraging their own industry experience. Sales generated through our distribution agreement with Arrow accounted for approximately 35% of our total revenues in fiscal 2025 and 36% in fiscal 2024.
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
Cloud Hyperscalers. We sell our solutions via marketplace offerings which enable customers to purchase our solutions through online platforms, such as AWS, Google, Microsoft, or Oracle. The marketplace allows us to publish an offer which an end user can then purchase directly, or with the assistance of a partner.
Cybersecurity and AI Partnerships. Commvault has continued to expand integrations with leading cybersecurity and AI partners. These integrations can play a key role in helping joint customers advance cyber resilience – from identifying potential threats or anomalies, to understanding where sensitive data exists, to accelerating clean recoveries. These bi-directional integrations also empower customers to use their preferred security, data protection, and cyber recovery solutions. Security operations teams can leverage these integrations to help better understand risks and threats, defend against them, and recover with confidence.
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
Our primary competitors in the data protection software applications market, each of which has one or more products that compete with a part of or our entire product suite, include Cohesity, Druva, Rubrik, and Veeam.
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
Sales and Marketing
We sell our cyber resilience solutions to businesses and government agencies of all sizes. We sell through our global direct sales force and partner channels.
We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and sales lead generation. Our marketing efforts include sales campaigns, webinars, active participation at trade shows, virtualized cyberattack simulation training sessions, technical conferences and seminars; advertising; content development and distribution; public relations; social media; industry analyst relations; publication of technical and educational articles in industry journals; sales training; and preparation of competitive analyses. In addition, our strategic partners augment our marketing and sales campaigns through seminars, trade shows, joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.

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
Technology, Intellectual Property and Proprietary Rights
We believe our solutions are a major differentiator versus our competitors’ portfolios. Our Commvault Cloud platform aims to deliver best-in-class cyber resilience with the fastest recovery across on-premises, hybrid and multi-cloud environments. Our solutions’ unique features drive the performance, scale, TCO benefits and interoperability of our offerings. Such features include encryption, indexing and immutable recovery. Additional options enable content search and auditing features to support data discovery and compliance. Our success and ability to compete depend on our continued development and protection of our solutions. We rely primarily on a combination of trade secrets, patents, and copyrights, as well as contractual provisions, to establish and protect our intellectual property rights.
We patent our technical infrastructure and key usability and design concepts. Our product’s unique capabilities are covered by a robust portfolio of patents worldwide. Areas such as cyber resilience, data protection, transformation, insights, and compliance and governance, including our SaaS and HyperScale X solutions, are core to our competitive advantage. More than 1,500 patents have been issued to Commvault globally as a result of our strategic patenting. We also have established proprietary trademark rights in markets across the globe, and Commvault owns over 200 worldwide trademark registrations and pending registration applications. Refer to our “Risk Factors” below.
Government Regulations
The global legal environment of technology businesses is evolving rapidly and is often unclear. These topics include data privacy and security, pricing, advertising, taxation, economic sanctions, content regulation and intellectual property ownership and infringement.
We are subject to several local, state, federal and foreign laws and regulations regarding data privacy and security. Regulators around the world have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals, and the U.S. Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data privacy and security, unfair practices or consumer protection laws. The scope and interpretation of these laws could change, and the associated burdens and our compliance costs could increase in the future.
We are also subject to global laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the Office of Foreign Assets Control, as well as anti-bribery and anti-corruption laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act. Refer to our “Risk Factors” below.
People
Commvault aims to unlock potential in data, customers and our people. To accomplish that, our people are empowered to drive innovation and help our customers—by inspiring one another and working to make what’s already great, even greater—whether that is product, process or team. As of March 31, 2025, we had approximately 3,300 employees worldwide, of which 37% were in the United States and 63% were located internationally.
We remain committed to providing people with opportunities and resources that enable them to work successfully and creatively, while also investing in their professional and personal development. Throughout fiscal 2025, our employees, partners and customers participated in over 1,400 training programs, totaling more than 260,000 hours.

Community and Belonging
At Commvault, we believe that a culture of community and belonging and a workforce encompassing a broad range of talents and perspectives is a business requirement that helps us compete in the marketplace. The broad range of perspectives in our workforce not only drives our ability to hire the best, most qualified talent and to be a best-in-class cyber resilience organization, but also uphold our value in the marketplace by leading as an employer of choice.
We continue to be committed to securing the best talent with a concerted effort to expound on and build a broad pipeline of candidates. We are committed to providing an environment that fosters career growth, investing in the development, creativity and aspirational needs of all employees.

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

Information about our Executive Officers
The following table presents information with respect to our executive officers as of May 2, 2025:

Name	Age	Position
Sanjay Mirchandani	60	President and Chief Executive Officer
Jennifer DiRico	40	Chief Financial Officer
Gary Merrill	50	Chief Commercial Officer
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
Jennifer DiRico has served as our Chief Financial Officer (“CFO”) since August 2024. Prior to joining Commvault, Ms. DiRico served as Senior Vice President & General Manager, International at Toast, Inc. (“Toast”). Ms. DiRico, who was integral to Toast’s initial public offering in 2021, served in a series of leadership positions within Toast since May 2016, including Senior Vice President & Head of Finance, and Chief of Staff. Prior to that, Ms. DiRico served in finance leadership positions with Nuance Communications from 2014 to 2016. She obtained her Masters of Business Administration from Simmons College and Bachelor of Business Administration from the University of Miami.
Gary Merrill has served as our Chief Commercial Officer ("CCO") since August 2024. Prior to his current role, Mr. Merrill served as our CFO from June 2022 to July 2024 and as our Chief of Business Operations from April 2021 until June 2022. He also held the position of Vice President of Operations from April 2019 through March 2021 and from December 2012 to March 2019, served as Chief Accounting Officer. Prior to joining Commvault, Mr. Merrill held accounting management positions with several publicly traded companies. Mr. Merrill began his career with Arthur Anderson LLP in its audit practice. Mr. Merrill obtained his bachelor’s degree in accounting from Elizabethtown College.

Available Information
Our website is located at: www.commvault.com. On the Investor Relations section of the website, we post filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"), including: our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our definitive proxy statements and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available on the Investor Relations portion of our website free of charge. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report, statement or document we file with the SEC.

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
Risks Related to Our Business and Industry

Our industry is intensely competitive, and many of our competitors have greater financial, technical and sales and marketing resources and larger installed customer bases, which could enable them to compete more effectively than we do.

The cyber resiliency market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards, changing customer requirements and frequent new product introductions. Competitors vary in size and in the scope and breadth of the products and services offered. We must continually innovate to maintain our market position.

The principal competitive factors in our industry include product functionality and integration, platform coverage, ability to invest and scale, price, worldwide sales infrastructure, global technical support, brand recognition and reputation. If we are unable to address these factors, our competitive position could weaken and we could experience a decline in revenues that could adversely affect our business.

It is also costly and time-consuming to change cyber resilience systems. Most of our new customers previously adopted cyber resilience systems, which gives an incumbent competitor an advantage in retaining a customer because the incumbent already understands the network infrastructure, user demands and information technology needs of the customer, and because some customers are reluctant to invest the time and money necessary to change vendors. There are complexities involved in transitioning from traditional on-premises solutions to cloud-based services, including customer adoption rates and the need for scalable infrastructure. Commvault has substantially completed the transition from a perpetual licensing model to a subscription-based model delivered through either term based licenses or SaaS, whereas certain of our competitors are already fully cloud-native.

New competitors entering our markets may have a negative impact on our competitive positioning. As we enter new markets, we expect to encounter new competitors. Many of our existing competitors are broadening their product breadth and scope. We expect increased competition from OEMs, including those we partner with, and from systems and network management companies, especially those that have historically focused on the mainframe computer market and have been making acquisitions and broadening their efforts to include cyber resilience products. We expect that competition will increase as a result of future industry consolidation. Increased competition could harm our business by causing, among other things, price reductions of our products, reduced profitability and loss of market share. Additionally, attracting and retaining skilled professionals is a common challenge in the cyber resilience space, due to the intensely competitive nature of the industry.
We rely on indirect sales channels, such as value-added resellers, systems integrators, corporate resellers, distributors, OEMs, and marketplaces for the distribution of our solutions, and the failure of these channels to effectively sell our solutions could have a material adverse effect on our revenues and results of operations.
We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our products and services. Resellers are our most significant distribution channel. However, our agreements with resellers are generally not exclusive, are generally renewable annually, typically do not contain minimum sales requirements and in many cases may be terminated by either party without cause. Many of our resellers carry data protection and cyber resilience solutions that compete with ours. These resellers may give a higher priority to other software or SaaS applications, including those of our competitors, or may not continue to carry data protection and cyber resilience solutions. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our own, it could have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. If we fail to manage our resellers successfully, there may be conflicts between resellers or they could fail to perform as we anticipate, including required compliance with the terms and conditions of our agreement, either of which could reduce our sales or impact our reputation in the market. In addition, we expect that a portion of our sales growth will depend upon our ability to identify and attract new resellers. Our competitors also use reseller arrangements and may be more successful in attracting resellers and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to maintain and/or expand our network of resellers could impair our ability to grow revenues in the future.
Further, we have a non-exclusive distribution agreement with Arrow pursuant to which Arrow’s primary role is to enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. Arrow accounted for approximately 35%, 36% and 37% of our total revenues for the years ended March 31, 2025, 2024 and 2023, respectively. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
Our OEMs sell and integrate our solutions which represents a material portion of our revenues. We have no control over the shipping dates or volumes of systems these OEMs sell and they have no obligation to sell systems incorporating our solutions. They also have no obligation to recommend or offer our solutions exclusively or at all. They have no minimum sales requirements and can terminate our relationship at any time. These OEMs also could choose to develop their own data protection and cyber resilience solutions. Our OEM partners compete with one another. If one of our OEM partners views our arrangement with another OEM as competing, it may decide to stop doing business with us. Any material decrease in the volume of sales generated by OEMs could have a material adverse effect on our revenues and results of operations in the future.
We also sell our solutions via marketplace offerings which enable customers to purchase our solutions through online platforms, typically hosted by a cloud provider. The marketplace allows us to publish an offer which an end user can then purchase directly, or through the assistance of a partner. Similar to our resellers and OEMs, marketplace providers have no obligation to sell or recommend our solutions or offer our solutions exclusively or at all. Failure to effectively compete in the marketplace could have a material adverse effect on our revenues and results of operations in the future.
If the cost for maintenance and support agreements, or our term-based subscription licenses and SaaS arrangements, with our customers is not competitive in the market or if our customers do not renew their agreements, either at all or on terms that are less favorable to us, our business and financial performance might be adversely impacted.
Most of our support and maintenance agreements are for a one-year term and thereafter, we pursue renewal thereof. Historically, such renewals have represented a significant portion of our total revenues. If our customers do not renew their annual maintenance and support agreements, either at all or on terms that are less favorable to us, our business and financial performance might be adversely impacted.
Additionally, a significant amount of our revenues are from term-based software license and SaaS arrangements. Those arrangements are typically one to three years in duration. If at the end of the initial term, customers elect to not renew, or they renew on terms that are less favorable to us, our business and financial performance might be adversely impacted.
Volatility in the global economy could adversely impact our continued growth, results of operations and our ability to forecast future business.
As a global company, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Uncertainty in the macroeconomic environment and associated global economic conditions have in the past resulted in and may continue to result in volatility in credit, equity, debt and foreign currency markets. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. In addition, the U.S. government and certain foreign governments have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. The future actions of the U.S. administration and foreign governments with respect to tariffs or other international trade agreements and policies remain unclear. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our international operations and/or the United States or global economy or certain sectors thereof and, thus, could negatively impact our financial performance or business.

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
Our outstanding accounts receivables are generally not secured. Our standard terms and conditions permit payment within a specified number of days following the receipt of our solution. Volatile economic conditions, including those related to the ongoing Russia-Ukraine conflict, the conflicts in the Middle East and the global response to the conflicts, economic downturns, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, supply chain disruptions, or the financial instability of banking institutions could result in our customers and partners facing liquidity concerns leading to them not being able to satisfy their payment obligations to us, which would have a material adverse effect on our financial condition, operating results and cash flows.

In addition, a significant percentage of our revenue is from subscription, or term-based, arrangements. In these arrangements, our customers may pay for solutions over a period of several years. Due to the potential for extended period of collection, we may be exposed to more significant credit risk.
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
Our solutions operate primarily on the Windows, UNIX, Linux and Novell Netware operating systems; used in conjunction with Microsoft SQL; and on hardware devices of numerous manufacturers. Our reliance on such hardware components exposes us to potential supply chain disruption, which can delay product deliveries and adversely affect customer satisfaction. When new or updated versions of these operating systems, solution applications, and hardware devices are introduced, it is often necessary for us to develop updated versions of our solution applications so that they interoperate properly with these systems and devices. We may not accomplish these development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems and hardware will be.

We encounter long sales and implementation cycles, particularly for our larger customers, which could have an adverse effect on the size, timing and predictability of our revenues.
Potential or existing customers, particularly government customers and larger enterprise customers, generally commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort and money educating them as to the value of our solutions. Sales often require an extensive education and marketing effort.
We could expend significant funds and resources during a sales cycle and ultimately fail to win the customer. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including our customers’ budgetary constraints; the timing of our customers’ budget cycles and approval processes; our customers’ willingness to replace their current solutions; our need to educate potential customers about the uses and benefits of our solutions; and the timing of the expiration of our customers’ current agreements for similar solutions.
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
Demand for data protection and cyber resilience solutions is linked to growth in the amount of data generated and stored, demand for data retention and management (whether as a result of regulatory requirements or otherwise) demand for and adoption of new backup devices and networking technologies, and ability to respond to and recover from cyber incidents in a secure environment. Because our solutions are concentrated within the data protection and cyber resiliency market, if the demand for backup and data protection solutions devices declines, our sales, profitability and financial condition would be materially adversely affected.
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
In order to deliver our SaaS offerings via a cloud-based deployment, we have made and will continue to make capital investments and incur substantial costs to implement and maintain this business model. In addition, as we look to deliver new or different cloud-based services, we are making significant technology investments to deliver new capabilities and advance our software to deliver cloud-native customer experiences. Our revenues related to SaaS offerings have increased in recent years. If there is a reduction in demand for these services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, including as a result of tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, security or privacy concerns, inability to properly manage such services, competing technologies and products, decreases in corporate spending or otherwise, our financial results and competitive position could suffer. If these investments do not yield the expected return, or we are unable to decrease the cost of delivering our cloud services, our gross margins, overall financial results, business model and competitive position could suffer.
We sell a backup appliance which integrates our solution with hardware. If we fail to accurately predict manufacturing requirements and manage our supply chain, we could incur additional costs or experience manufacturing delays that could harm our business.
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
Incorrect or improper implementation or use of our cyber resilience solutions could result in customer dissatisfaction and harm our business, financial condition, and results of operations.
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
Developing software and technology is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $146.3 million, or 15%, of our total revenues in fiscal 2025, $132.3 million, or 16%, of our total revenues in fiscal 2024 and $141.8 million, or 18%, of our total revenues in fiscal 2023. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenues from these investments for several years, if at all.
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
We completed a restructuring plan in fiscal 2025, which we cannot guarantee will achieve its intended results.
In fiscal 2024, we initiated a restructuring plan to enhance customer satisfaction, optimize operational efficiency, and align our customer experience functions with our strategic goals. This plan was completed in fiscal 2025. We cannot guarantee the restructuring plan will achieve its intended results. Risks associated with this restructuring plan also include additional unexpected costs, adverse effects on employee morale and the failure to meet operation and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to global federal, state, and local governmental agencies account for a portion of our revenue, and we may in the future increase sales to government entities. This customer base experiences budgetary constraints or shifts in spending priorities regularly which may adversely affect sales of our solutions to government entities. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our solutions. Government entities may require contract terms that differ from our standard terms and conditions including termination rights favorable for the customer, audit rights, and maintenance of certain security clearances for facilities and employees which can entail administrative time and effort resulting in costs and delays. Engagements with government contracts involve stringent compliance requirements and the potential for increased scrutiny, which could adversely impact operational flexibility.

Government demand for our solutions may be more volatile as they are affected by stringent regulations, public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. The current presidential administration intends to reduce overall government spending and has introduced the Department of Government Efficiency to operationalize this priority; a decline in government spending could negatively impact our revenues and profitability.
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

We are preparing to migrate a significant amount of customers from Red Hat environments, and any disruption, delay, or failure in executing this transition effectively could have a material adverse impact on our business operations and customer relationships.
Any delays or issues in the execution of this migration may expose us to financial and operational risks. Additionally, ongoing support and coordination during the transition may result in higher operating costs. If we are unable to successfully complete the migration, our operations and reputation could be materially adversely affected.

Borrowing against our revolving credit facility could adversely affect our operations and financial results.
We have a $100 million revolving credit facility. As of March 31, 2025, there were no borrowings under the credit facility. If we were to borrow substantially against this facility the indebtedness could have adverse consequences, including requiring us to devote a portion of our cash flow from operations to payments of indebtedness, which would reduce the availability of cash flow to fund working capital requirements, capital expenditures and other general purposes; limiting our flexibility in planning for, or reacting to, general adverse economic conditions or changes in our business and the industry in which we operate in; placing us at a competitive disadvantage compared to our competitors that have less debt; and limiting our ability to fund potential acquisitions.
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of March 31, 2025, approximately 39% of our employees were located in India. Wage costs differentiate depending on regions throughout the world. Wages in India are increasing at a faster rate than in the many other countries, including the United States. These increases could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business.
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
We derive almost half of our revenues from international markets. Our international sales are generally denominated in foreign currencies, and this revenue and related cash flow could be materially affected by currency fluctuations. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro and, to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. An unfavorable change in the exchange rate of foreign currencies against the

U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well.
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
We have significant sales and services operations outside the United States and derive a substantial portion of our revenues from these operations. We generated approximately 46% and 48% of our revenues from outside the United States in fiscal 2025 and fiscal 2024, respectively. International revenue increased 15% in fiscal 2025 compared to fiscal 2024. Expansion of our international operations has and is expected to require a significant amount of attention from our management and substantial financial resources and might require us to add qualified management in these markets.
In addition to facing risks similar to the risks faced by our domestic operations, our international operations are also subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many countries, including:
•adverse effects in economic conditions in the countries in which we operate, particularly related to the ongoing Russia-Ukraine conflict and the regional conflict in the Middle East;
•difficulties in staffing and managing our international operations;
•foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;
•difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•general economic conditions in the countries in which we operate, including seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;
•imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, including those pertaining to sanctions, export restrictions, privacy and data protection, trade and employment restrictions and intellectual property protections;
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
Bad actors regularly attempt to gain unauthorized access to our IT systems, and many such attempts are increasingly sophisticated and difficult to detect. These attempts, which might be related to industrial, corporate or other espionage, criminal hackers or nation-state and nation-state supported actors, include trying to covertly introduce malware or ransomware to our environments, impersonating authorized users, as well as other intrusions from nation-state actors and nation-state supported actors. In particular, cyber attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. Cybercriminals are leveraging artificial intelligence (“AI”) to develop more sophisticated and targeted attacks, making detection and prevention increasingly challenging, resulting in heightened risks of security breaches and incidents. As cyberattacks, including AI-driven threats, become increasingly sophisticated, there is an omnipresent need to enhance security measures to protect our systems and data.
Third-party service providers that we may rely on to back up and process our confidential information may also be subject to similar threats. Such threats could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or partners, as well as damage to or disruptions in our IT systems. These threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate all cybersecurity breaches or incidents and to prevent their recurrence, but attempts to gain unauthorized access to our IT systems or other attacks may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
Additionally, due to political uncertainty, our third-party service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches and incidents caused or initiated by nation-state or affiliated actors, including attacks that could materially disrupt our systems, operations and services, or impact our customers systems, operations, and services. For example, in February and April 2025, Microsoft notified the Company about unauthorized activity within our Azure environment by a suspected nation-state threat actor. As part of the ongoing investigation regarding this activity, the Company immediately activated its incident response plan, issued security advisories, and implemented several advanced security measures, including enhanced rotation of credentials and strengthened security monitoring, among other proactive measures. Similarly, supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers’ infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Commvault Cloud platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.
In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could adversely impact our business, internal controls, results of operations, reputation, and financial condition.

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
We market our own products as containing AI features. Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt such AI features which could reduce or delay customer adoption.
Any of these factors could adversely affect our business, reputation, or financial results or subject us to legal liability.
Our success depends on our technology partners. We rely on Microsoft’s products and services, including Azure, and other third parties to support certain of our products, services, customers, and business operations. Any errors, disruptions, performance problems, cybersecurity incidents, or failures in such third parties’ operational infrastructure could adversely affect our business, brand, financial conditions and results of operations.
We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as Microsoft Azure, in order to host or operate certain of our products, services and operational infrastructure. We do not have control over such third parties’ operations. Therefore, we depend on these third parties to protect their infrastructure and operations against damage or interruption from cybersecurity incidents, natural disasters, power or telecommunications failures, criminal acts, and similar events.
If any of these third-parties’ experience errors, disruptions, cybersecurity incidents, or other performance deficiencies, if their products and services are updated such that our products and services become incompatible, if their products and services fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), such events may cause errors or failures in our products and services, damages to our reputation or brand, or decline to our revenue and margins. As a result, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our operational processes could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business.
Many of these third-party providers impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures. Any renegotiation or renewal of our agreements with these third parties, or a new agreement with another provider, may be on terms that are significantly less favorable to us than our current agreements. Microsoft and other cloud platform providers may furthermore introduce functionality that competes with our products and services, as a result of an acquisition, or their own development.

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
Risks Related to Financial, Accounting, Regulatory, Tax, and Other Legal Matters
We have been, and may in the future become, involved in litigation that may have a material adverse effect on our business.
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

Governments worldwide are implementing more stringent data protection regulations, requiring companies to invest heavily in compliance mechanisms to avoid substantial fines and reputational damage. Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s ("E.U.") General Data Protection Regulation ("E.U. GDPR") and the Digital Operational Resilience Act (“DORA”), and the United Kingdom’s ("U.K.") GDPR ("U.K. GDPR"), impose strict requirements for processing the personal data of individuals. Violations of these obligations carry significant potential consequences. For example, under the E.U. GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. Additionally, new and emerging data privacy regimes may be applicable in Asia, including India's Digital Personal Data Protection Act, China's Personal Information Protection Law, Japan's Act on the Protection of Personal Information, and Singapore's Personal Data Protection Act. Countries are enacting stricter data localization requirements, compelling companies to store data within specific jurisdictions, which complicates global operations and increases compliance costs.

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
Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The tax regimes in which we are subject or under which we operate are constantly facing changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, and could materially affect our financial position and results of operations. In addition, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase in the future, including as a result of the Base Erosion and Profit Shifting ("BEPS") Project that is being led by the Organization for Economic Co-operation and Development ("OECD"), commonly referred to as “BEPS 2.0”. Due to our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, the amount of taxes imposed on our business, and our compliance costs, and harm our financial position. We continue to monitor the impact of new global and U.S. legislation on our effective tax rate.
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
At March 31, 2025, our goodwill had a carrying value of approximately $185.3 million, which represented approximately 17% of our total assets. We test goodwill for impairment at least annually at the reporting unit level, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of its carrying amount. This qualitative assessment requires us to assess and make judgments regarding a variety of factors which impact the fair value of the reporting unit or asset being tested, including business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. For additional information on our goodwill impairment testing, see Note 2 of the notes to the consolidated financial statements. Any future impairment of this asset could have a material adverse effect on our results of operations, which may adversely affect the market price of our common stock.
Impairment charges of long-lived assets, including assets held for sale, could adversely affect our financial condition and results of operations.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In January 2023, we reclassified our owned corporate headquarters as assets held for sale. As a result, we evaluated the carrying value of our long-lived assets related to the property and determined that the carrying value of those assets may not be fully recoverable, and as such, recorded an impairment charge of $53.5 million in the fourth quarter of fiscal 2023. We recorded an additional $2.9 million impairment in fiscal 2025 related to changes in the estimated fair value less costs to sell. As of March 31, 2025, the sale has not yet been finalized.

While classified as held for sale, we may need to reassess the fair value of the building at each of our reporting periods and determine whether the carrying value is recoverable. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record additional impairment charges in the future. In addition, if certain events or changes in circumstances arise, such as being unable to sell the building within a reasonable timeframe or if selling the building would result in a negative economic future state, we may need to reclassify the building from “assets held for sale” to “assets held and used,” and record a cumulative catch-up on the depreciable assets, which may have a material impact on our operating results and could impact the market price of our common stock. See Note 6 of the notes to the consolidated financial statements for additional information on our assets held for sale.
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
We cannot predict our future quarterly revenues or operating results with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenues and operating results include the following:

•the unpredictability of the timing and magnitude of orders for our solutions, particularly transactions greater than $100,000, as a majority of our quarterly revenues have been earned and recorded near the end of each quarter;
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
•broad market and industry factors, including economic downturns and financial instability of banking institutions; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to such events.
The market prices of companies in the data protection and cyber resiliency market have been extremely volatile. Stock prices of many of those companies have often fluctuated in a manner unrelated or disproportionate to their operating performance. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. Securities litigation could have a substantial cost and divert resources and the attention of management from our business.

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
Our business may be adversely affected by the ongoing Russia-Ukraine conflict, the regional conflict in the Middle East or a public health crisis. These events may cause us or our customers to temporarily suspend operations and could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our solutions, our ability to collect against existing trade receivables and our operating results.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management and Strategy
Commvault has established a cybersecurity program for the benefit of the company, our customers, partners and stakeholders. The cybersecurity program includes policies, processes and practices that are designed to assess, identify and manage material risks from cybersecurity threats and is integrated into our enterprise risk management program. Led by the Chief Security Officer (“CSO”), Commvault’s cybersecurity program leverages the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, with the primary objective of securing systems and data from cyber threats. We partner with industry-leading cybersecurity experts for continuous monitoring, alerting, mitigation and responsiveness related to our cybersecurity program. We adopt industry best practices and security technologies and have established a Security Incident Response Plan ("SIRP") which outlines our processes for incident preparation, detection, analysis, containment, eradication, and post-incident analysis. In addition to the SIRP, we maintain a Crisis Management Plan to organize roles and responsibilities in the event of a crisis, a Disaster Recovery Plan to provide guidance in the recovery of systems following an outage, and a Business Continuity Plan to identify alternative means of conducting business in the event of business disruption. We partner with third party service providers to enhance our monitoring and response capabilities, facilitate readiness activities including tabletop exercises, and perform various methods of cybersecurity penetration testing. All employees are required to undergo annual security awareness training on current and potential cybersecurity threats and report suspicious activity. We also assess third-party service provider cybersecurity controls and include security and privacy terms in contracts as appropriate.
Commvault maintains a variety of third-party certifications and undergoes annual assessments for SOC 2 Type 2, ISO 27001, HIPAA, CJIS, and PCI DSS. In support of these certifications and assessments, our products also undergo security testing. Annually, internal auditors complete a risk assessment of specific business operations, such as privacy and sanctions compliance and travel and expense policy compliance, identify areas of heightened risk, and conduct dedicated audit engagements. The findings, observations, and recommendations from these engagements are shared with Management, including the CEO, CFO, Chief Trust Officer, CSO, Chief Information Officer ("CIO"), and Senior Vice President of Engineering and the Audit Committee, as appropriate.
Given the increasingly complex and sophisticated cyber threat landscape, we try to be vigilant to predict and prevent attacks. Commvault has prioritized cyber resilience measures and leverages governance processes and procedures to mitigate potential business impacts if and when an adverse event occurs. To date, Commvault is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Commvault, including its business strategy, results of operations or financial condition. Although no material impacts have been recorded to date, IT system failures, network disruptions, cybersecurity incidents, and data breaches could adversely impact our business, internal controls, results of operations, and financial condition. For example, in February and April 2025, Microsoft notified the Company about unauthorized activity within our Azure environment by a suspected nation-state threat actor. As part of the ongoing investigation regarding this activity, the Company immediately activated its incident response plan, issued security advisories, and implemented several advanced security measures, including enhanced rotation of credentials and strengthened security monitoring, among other proactive measures.
For additional description of cybersecurity risks and potential related impacts on Commvault, refer to the risk factor captioned “Risks Related to Technology and Security – We may be subject to IT system failures, network disruptions, cybersecurity incidents and breaches in data security” in Part 1, Item 1A. “Risk Factors.”

Governance
Commvault’s Board of Directors (the "Board") provides oversight of Commvault’s enterprise risk management strategy, which includes risks from cybersecurity threats. The Audit Committee of the Board receives quarterly briefings on the cybersecurity program from the CSO and briefings on the Enterprise Risk Management Committee (“ERMC”) from the Chief Trust Officer. The Board is kept apprised of cybersecurity updates through quarterly reporting from the Audit Committee Chair and annual, or as needed, reporting directly to the Board from the CSO.
Commvault’s Management, including the CEO, CFO, Chief Trust Officer, CSO, CIO, and Senior Vice President of Engineering, is responsible for our cybersecurity risk management strategy, operational decision-

making, and incident preparedness and response. The current CSO holds a Bachelor of Science and Master of Business Administration from the University of Maryland, industry certifications such as CISSP, PMP, CIPP/E, CIPP/US and CISA, is affiliated with various industry working groups focused on threat intelligence and privacy, and has over twenty years of experience in cybersecurity leading technical, operational, and strategic programs to protect critical data and infrastructure. Management ensures cybersecurity risks are communicated through the establishment of the ERMC and regular, or as needed, reporting to the Audit Committee and the Board. The ERMC is responsible for the implementation, maintenance, and execution of our enterprise risk management program. The ERMC meets quarterly, or as needed, to assess, consider, and manage material risks, including cybersecurity threats across the business. An Executive Security Council is responsible for the significant operational decisions in the event of an active cybersecurity incident. The Executive Security Council meets monthly, or as needed, with the Audit Committee Chair as an optional attendee, to provide counsel and foster productive communication between Management and the Board.

Item 2.	Properties
Our principal administrative, sales, marketing, customer support and research and development facility is located at our owned corporate headquarters in Tinton Falls, New Jersey. In October 2024, we signed a purchase and sale agreement to sell the property. We believe the sale will be completed in the first quarter of fiscal 2026. Upon closing of the transaction, we will enter into a lease for a portion of the premises.
In addition, we have offices in the United States in California and Florida; and outside the United States in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Egypt, France, Germany, India, Israel, Italy, Japan, Malaysia, Netherlands, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, United Arab Emirates, and United Kingdom.

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
Stockholders
As of May 2, 2025, there were approximately 38 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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

Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we repurchased $29.8 million of common stock, or approximately 0.2 million shares, under our repurchase program. As a result, $91.5 million remained available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1, 2025 - January 31, 2025	62,963	$157.92	62,963	$111,349
February 1, 2025 - February 28, 2025	53,923	174.65	53,923	101,932
March 1, 2025 - March 31, 2025	65,250	160.32	65,250	91,471	*
Three months ended March 31, 2025	182,136	$163.73	182,136
*On April 17, 2025, the Board of Directors approved an increase in our share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2020 and March 31, 2025, with the cumulative total return of (i) The Nasdaq Composite Index and (ii) The Nasdaq Computer Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2020 in our common stock, The Nasdaq Composite Index and The Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2020 was the closing sales price of $40.48 per share.
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

Commvault
Nasdaq Composite Index
Nasdaq Computer Index
$ (In Thousands)
450
400
350
300
250
200
150
100
50
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25

	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025
Commvault	100.00	159.34	163.91	140.17	250.57	389.72
Nasdaq Composite Index	100.00	172.04	184.68	158.72	212.72	224.66
Nasdaq Computer Index	100.00	175.32	210.65	188.53	282.39	296.88

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. For discussion comparing the period ended March 31, 2024 to March 31, 2023, please refer to our Annual Report on Form 10-K, filed with the SEC on May 13, 2024.
Overview
Commvault Systems, Inc. aims to provide its customers cyber resiliency by protecting and recovering their data and cloud-native applications in a world of increasing cyber threats and attacks, including ransomware. We provide products and services across many types of environments, including on-premises, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners.
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
We have a non-exclusive distribution agreement with Arrow pursuant to which Arrow's primary role is to enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. We generated approximately 35%, 36% and 37% of our total revenues through Arrow in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. If Arrow were to discontinue or reduce the sales of our solutions or if our agreement with Arrow was terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace Arrow, there could be a material adverse effect on our future business.
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
Description of Costs and Expenses
Our cost of revenues is as follows:

•Cost of Subscription Revenue, consists primarily of the cost of third-party royalties and other costs such as media, manuals, translation and distribution costs, and third-party hosting fees related to our SaaS offerings;

•Cost of Perpetual License Revenue, consists primarily of the cost of third-party royalties;

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

•Research and Development, consists primarily of salaries, stock-based compensation, benefits and related expenses for research and development personnel associated with the development of new, or the modification of existing, offerings and applications; further, costs related to certain contract labor and consulting fees and expenses associated with the design, certification and testing of our offerings are included; as well as legal costs associated with the patent registration of such offerings and applications;

•General and Administrative, consists primarily of salaries, stock-based compensation and benefits for our executive, accounting, human resources, legal, information technology and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal and accounting services, compliance costs and insurance; and

•Depreciation and Amortization, consists of depreciation expense for fixed assets, computer equipment we use for information services and in our development and test labs, and amortization of intangible assets. In fiscal year 2023, depreciation for our owned corporate headquarters was also included.
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 46% of our total revenues for fiscal 2025, 48% for fiscal 2024 and 47% for fiscal 2023. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenue, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenue, operating expenses and net income will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2024, our fiscal 2025 total revenues would have been higher by $4.2 million and our cost of revenues would have been higher by $1.0 million, respectively. Our operating expenses would not have been materially impacted for fiscal 2025.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $1.5 million, $2.4 million and $1.2 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates. In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently (generally software-related revenue) and which portions must be deferred and recognized in future periods (generally SaaS, customer support, and other services revenue). We analyze various factors including, but not limited to, the selling price of undelivered services when sold on a stand-alone basis, our pricing policies, the creditworthiness of our customers, and contractual terms and conditions in helping us to make such judgments about revenue recognition. As most of our transactions go through indirect distribution channels, we are also required to make judgments around principal versus agent considerations and judgments around which party is our customer in multi-party arrangements. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period. We recognize revenue net of sales tax.
We generate revenues through subscription arrangements, perpetual software licenses, customer support contracts and other services. A significant portion of our total revenues comes from subscription arrangements, which include both sales of term-based licenses and SaaS offerings. We are focused on these types of recurring revenue arrangements.

We expect our subscription arrangements will continue to generate revenues from the renewals of term-based licenses and SaaS offerings sold in prior years. We offer of our pricing models (capacity, instance based, etc.) to be sold via a subscription arrangement, either through term-based licensing or hosted services. In term-based license arrangements, the customer has the right to use the software over a designated period of time. The capacity of the license is fixed and the customer has made an unconditional commitment to pay. Software revenue in these arrangements is generally recognized when the software is delivered. In SaaS offerings, customers use hosted software over the contract period without taking possession of the software. Revenue related to SaaS is recognized ratably over the contract period.
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
We also offer software that integrates with appliances and address a wide range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. These appliances are almost exclusively sold via a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenues and costs associated with hardware are usually not in our financial statements.
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

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Subscription
Term-based software licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Software-as-a-service (SaaS)	Ratably over the course of the contract (over time)	Annually or at the beginning of the contract period	Observable in transactions without multiple performance obligations
Perpetual License
Perpetual software licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment	Residual approach
Customer Support
Software updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other Services
Other professional services	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
Accounting for Income Taxes
Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when, in our judgment, it is more likely than not that deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income or loss, both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. At March 31, 2025 and 2024, we recorded a valuation allowance, which reflects uncertainties around our ability to generate sufficient income in certain jurisdictions to utilize our net deferred tax assets. At March 31, 2023, we had recorded a full valuation allowance as the realizability of the Company's gross deferred tax assets was not more likely than not. We believe, in the current period, it is more likely than not that we will have sufficient taxable income to realize our remaining deferred tax assets.
Goodwill and Purchased Intangible Assets
Goodwill represents the residual purchase price paid in a business combination after the fair value of all identified assets and liabilities have been recorded. We test goodwill for impairment at least annually, on January 1, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have one reporting unit. Goodwill is tested at this reporting unit level. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. This may involve making judgments about a variety of factors that impact fair value, including business plans, anticipated future cash flows, economic projections, and other market data. If the qualitative assessment indicates that it is more likely than not that the fair value is less than the carrying amount, a quantitative goodwill impairment test is performed. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, an impairment loss is recognized for the amount by which the carrying value of goodwill exceeds its fair value. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. No impairment of goodwill has been identified during the years presented.

We apply judgment in estimating the fair value of purchased intangible assets, which involves the use of significant judgment. The assumptions used in valuing intangible assets include, but are not limited to, future expected cash flows of the asset, discount rates to determine the present value of the future cash flows, attrition rates of customers, and expected technology life cycles. We also estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. Additionally, we assess purchased intangible assets for impairment when events or changes in circumstances indicate the carrying amount is not recoverable and exceeds its fair value. Determining the fair value of intangible assets requires management to make estimates based on all available information and, in some cases, assumptions regarding the timing and amount of future revenues and expenses associated with the asset. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. No impairment of purchased intangible assets has been identified during the years presented.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Fiscal year ended March 31, 2025 compared to fiscal year ended March 31, 2024
Revenues ($ in millions)
–Total revenues increased $156.4 million, or 19% year over year, driven primarily by an increase in subscription revenue, partially offset by decreases in perpetual license and other services revenues. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Subscription revenue increased $160.5 million, or 37% year over year, driven primarily by a 74% increase in our SaaS revenue. Term-based license revenue increased 22%, primarily due to an increase in the number of larger term-based license transactions (deals greater than $0.1 million) period over period and an increase in the average selling price of these transactions. Subscription revenue accounted for 59% of total revenues in fiscal 2025 compared to 51% in fiscal 2024.

–Perpetual license revenue decreased $2.0 million, or 3% year over year. Our preferred route to market is led by the sale of term-based licenses. Perpetual licenses are generally only sold in certain verticals and geographies. Perpetual license revenue accounted for 6% of total revenues in fiscal 2025 compared to 7% in fiscal 2024.
–Customer support revenue was flat compared to the same period of the prior year, driven by a $25.7 million decrease in customer support revenue attached to perpetual license support renewals, offset by a $25.5 million increase in customer support related to term-based license arrangements.
–Other services revenue decreased $2.0 million, or 4% year over year. Changes in other services revenue can vary period over period primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 61% and 39% of total revenues, respectively, for the fiscal year ended March 31, 2025. Total revenues increased 22% and 14% year over year in the Americas and International, respectively.
▪The increase in the Americas total revenues was primarily due to increases of 40% and 12% in subscription and perpetual license revenues, respectively. Customer support and other services revenues declined 2% and 3%, respectively.
▪The increase in International total revenues was primarily due to a 33% increase in subscription revenue, partially offset by a 10% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription arrangements. Customer support revenue increased 2% year over year. Other services revenue declined 6% year over year due to a decrease in the delivery of professional services as compared to the same period of the prior year.
Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Year Ended March 31,
	2025		2024
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription	$88.9	85%	$58.4	86%
Perpetual license	1.5	97%	2.2	96%
Customer support	57.7	81%	60.8	80%
Other services	31.0	28%	30.3	32%
Total	$179.0	82%	$151.6	82%
–Total cost of revenues increased $27.4 million and represented 18% of our total revenues in fiscal 2025 and fiscal 2024.
–Cost of subscription revenue increased $30.5 million, representing 15% of our total subscription revenue in fiscal 2025 compared to 14% in fiscal 2024. The year over year increase is primarily the result of incremental hosting costs associated with the Clumio, Inc. ("Clumio") acquisition and an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.7 million and represented 3% of our total perpetual revenue in fiscal 2025 compared to 4% in fiscal 2024.
–Cost of customer support revenue decreased $3.1 million and represented 19% of our total customer support revenue in fiscal 2025 compared to 20% in fiscal 2024.
–Cost of other services revenue increased $0.7 million, representing 72% of our total other services revenue in fiscal 2025 compared to 68% in fiscal 2024.

Operating Expenses ($ in millions)
–Sales and marketing expenses increased $79.1 million, or 22%, due to increases in sales commissions and bonus associated with increased revenues relative to the prior year; increases in employee compensation tied to strategic go to market investments; and, an increase of $11.0 million in stock-based compensation. In addition, in fiscal 2025, there were increases year over year in certain marketing and go to market activities, which included a live sales kickoff event and participation in certain strategic conferences, including the RSA conference, which did not occur in fiscal 2024.
–Research and development expenses increased $14.0 million, or 11%, driven by increases in employee compensation and related expenses resulting from additional headcount related to the Appranix, Inc. ("Appranix") and Clumio acquisitions completed in April 2024 and October 2024, respectively. Expenses related to stock-based compensation increased $2.4 million compared to the prior year. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $24.4 million, or 21%, driven by increases in accounting and legal expenses related to the acquisitions of Appranix and Clumio, and increases in employee compensation and related expenses, including a $3.2 million increase in stock-based compensation year over year.
–Restructuring: Our restructuring plan, initiated in the fourth quarter of fiscal 2024 and completed in fiscal 2025, was intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aimed to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. Restructuring expenses were $10.0 million and $4.5 million for the years ended March 31, 2025 and 2024, respectively. These charges related primarily to severance and related costs associated with headcount reductions as well as costs related to office termination and exit charges. These expenses included $4.6 million in fiscal 2025 and $1.5 million in fiscal 2024 of stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan.

Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
–Depreciation and amortization expense increased $2.7 million, or 41%, driven by the acquisition of certain intangible assets in fiscal 2025.
–Change in contingent consideration: During the year ended March 31, 2025, we recorded an expense of $2.1 million related to changes in the estimated fair value of our contingent consideration arrangement. The arrangement is contingent upon meeting certain financial metrics by June 30, 2025 and can range up to $4.0 million.
–Impairment charges: During the year ended March 31, 2025, we recorded an impairment charge of $2.9 million related to our assets held for sale, which includes changes in the estimated fair value and estimated costs to sell.
Income Tax Expense (Benefit)
Income tax expense was $4.9 million in fiscal 2025 compared to a benefit of $85.3 million in fiscal 2024. Income tax expenses for the year ended March 31, 2025 relate primarily to current federal taxes. The income tax benefit for the fiscal year ended March 31, 2024 relates primarily to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S. and foreign jurisdictions.
Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of March 31, 2025, our cash and cash equivalents balance was $302.1 million, of which approximately $265.4 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations around the world. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On December 13, 2021, we entered into a five-year $100 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of March 31, 2025, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 15, 2025, we successfully refinanced our existing $100 million senior secured revolving credit facility, replacing it with a new five-year senior secured revolving credit facility. This refinancing has increased the Company's total borrowing capacity to $300 million. Under the terms of the new Credit Facility, borrowings will accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate (SOFR) plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of the prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is also subject to an annual interest charge of 0.25% subject to increases based on the Company's leverage ratio.
During the fiscal year ended March 31, 2025, we repurchased $165.0 million of common stock, or approximately 1.2 million shares. On April 17, 2025, the Board of Directors approved an increase in our share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date.

A summary of the cash used for the stock repurchase program consists of the following:

	Year Ended March 31,
	2025	2024	2023	2022	2021
Cash used for repurchases (in millions)	$165.0	$184.0	$150.9	$305.2	$95.3
Shares repurchased (in millions)	1.2	2.5	2.5	4.3	1.6
Average price per share	$135.77	$74.24	$59.90	$70.87	$57.97

Our summarized cash flow information is as follows (in millions):

	Year Ended March 31,
	2025	2024
Net cash provided by operating activities	$207.4	$203.8
Net cash used in investing activities	(70.4)	(5.5)
Net cash used in financing activities	(147.8)	(170.6)
Effects of exchange rate — changes in cash	0.2	(2.7)
Net increase (decrease) in cash and cash equivalents	$(10.6)	$25.0

    - Net cash provided by operating activities was impacted by:
•Fiscal 2025: net income adjusted for the impact of non-cash charges and an increase in deferred revenue, partially offset by an increase in accounts receivable.
•Fiscal 2024: net income adjusted for the impact of non-cash charges and an increase in deferred revenue, partially offset by an increase in accounts receivable.

    - Net cash used in investing activities was impacted by:
•Fiscal 2025: $65.3 million for the acquisitions of Appranix and Clumio, $3.8 million of capital expenditures and $1.3 million for the purchase of equity securities.
•Fiscal 2024: $4.1 million of capital expenditures and $1.4 million for the purchase of equity securities.

    - Net cash used in financing activities was impacted by:
•Fiscal 2025: $165.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $17.5 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
•Fiscal 2024: $184.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $13.4 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

Working capital decreased $30.2 million from $110.2 million as of March 31, 2024 to $80.0 million as of March 31, 2025. The decrease in working capital is primarily the result of a decrease in cash and cash equivalents driven by the acquisitions of Appranix and Clumio in fiscal 2025 and an increase in the current portion of deferred revenue, partially offset by an increase in accounts receivable.
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
Summary Disclosures about Contractual Obligations and Commercial Commitments
We have various contractual obligations and commitments, such as contingent consideration obligations, purchase commitments, royalty expenses, warranties, and leases that are disclosed in the notes to the consolidated financial statements. See Note 4 "Business Combinations", Note 9 "Commitments and Contingencies" and Note 16 "Leases" of the notes to the consolidated financial statements for further information regarding these commitments.
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
Interest Rate Risk
None.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 46% of our sales were outside the United States in fiscal 2025 and 48% in fiscal 2024. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a hypothetical 10% change in all foreign exchange rates would impact our reported operating profit by approximately $15.5 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of $1.5 million, $2.4 million and $1.2 million in the years ended March 31, 2025, 2024 and 2023, respectively.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Commvault Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 5, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Revenue Recognition
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company derives revenues from the sale of subscriptions, perpetual licenses, customer support and other services. Most of the Company’s contracts with customers contain multiple performance obligations which are accounted for separately if they are distinct. The transaction price is allocated to separate performance obligations on a relative standalone selling price basis.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
Iselin, New Jersey
May 5, 2025

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$302,103	$312,754
Trade accounts receivable, net	251,995	222,683
Assets held for sale	34,770	38,680
Other current assets	46,189	21,009
Total current assets	635,057	595,126
Deferred tax assets, net	133,378	111,181
Property and equipment, net	8,294	7,961
Operating lease assets	10,124	10,545
Deferred commissions cost	79,309	62,837
Intangible assets, net	20,737	1,042
Goodwill	185,255	127,780
Other assets	46,112	27,441
Total assets	$1,118,266	$943,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$373	$299
Accrued liabilities	147,133	117,244
Current portion of operating lease liabilities	4,614	4,935
Deferred revenue	402,930	362,450
Total current liabilities	555,050	484,928
Deferred revenue, less current portion	223,282	168,472
Deferred tax liabilities	1,384	1,717
Long-term operating lease liabilities	6,338	7,155
Other liabilities	7,090	3,556
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 44,104 shares and 43,548 shares issued and outstanding at March 31, 2025 and 2024, respectively	441	435
Additional paid-in capital	1,474,377	1,349,603
Accumulated deficit	(1,134,063)	(1,056,011)
Accumulated other comprehensive loss	(15,633)	(15,942)
Total stockholders’ equity	325,122	278,085
Total liabilities and stockholders’ equity	$1,118,266	$943,913

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2025	2024	2023
Revenues:
Subscription	$589,667	$429,167	$347,784
Perpetual license	55,643	57,613	74,918
Customer support	307,563	307,771	314,313
Other services	42,746	44,696	47,575
Total revenues	995,619	839,247	784,590
Cost of revenues:
Subscription	88,899	58,406	44,482
Perpetual license	1,500	2,168	2,439
Customer support	57,680	60,752	58,273
Other services	30,956	30,284	30,208
Total cost of revenues	179,035	151,610	135,402
Gross margin	816,584	687,637	649,188
Operating expenses:
Sales and marketing	434,117	354,994	340,783
Research and development	146,286	132,328	141,847
General and administrative	138,375	113,997	104,240
Restructuring	10,026	4,548	15,452
Change in contingent consideration	2,060	—	—
Depreciation and amortization	9,072	6,415	9,270
Impairment charges	2,910	—	53,481
Total operating expenses	742,846	612,282	665,073
Income (loss) from operations	73,738	75,355	(15,885)
Interest income	6,654	5,423	1,300
Interest expense	(416)	(415)	(472)
Other income (expense), net	1,077	3,250	(305)
Income (loss) before income taxes	81,053	83,613	(15,362)
Income tax expense (benefit)	4,947	(85,293)	20,412
Net income (loss)	$76,106	$168,906	$(35,774)
Net income (loss) per common share:
Basic	$1.74	$3.85	$(0.80)
Diluted	$1.68	$3.75	$(0.80)
Weighted average common shares outstanding:
Basic	43,850	43,885	44,664
Diluted	45,187	45,100	44,664

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2025	2024	2023
Net income (loss)	$76,106	$168,906	$(35,774)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	309	108	(4,187)
Comprehensive income (loss)	$76,415	$169,014	(39,961)

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2022	44,511	$443	$1,165,948	$(898,699)	$(11,863)	$255,829
Stock-based compensation			105,746			105,746
Share issuance related to stock-based compensation	2,150	22	15,383			15,405
Repurchase of common stock	(2,521)	(25)	(22,469)	(128,427)		(150,921)
Net loss				(35,774)		(35,774)
Other comprehensive loss					(4,187)	(4,187)
Balance at March 31, 2023	44,140	440	1,264,608	(1,062,900)	(16,050)	186,098
Stock-based compensation			94,551			94,551
Share issuance related to stock-based compensation	1,887	19	13,421			13,440
Repurchase of common stock	(2,479)	(24)	(22,977)	(162,017)		(185,018)
Net income				168,906		168,906
Other comprehensive income					108	108
Balance at March 31, 2024	43,548	435	1,349,603	(1,056,011)	(15,942)	278,085
Stock-based compensation			113,262			113,262
Share issuance related to stock-based compensation	1,721	18	17,526			17,544
Share issuance related to business combination	50	1	4,899			4,900
Repurchase of common stock	(1,215)	(13)	(10,913)	(154,158)		(165,084)
Net income				76,106		76,106
Other comprehensive income					309	309
Balance at March 31, 2025	44,104	$441	$1,474,377	$(1,134,063)	$(15,633)	$325,122

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$76,106	$168,906	$(35,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,187	6,530	10,323
Noncash stock-based compensation	113,262	94,551	105,746
Noncash change in fair value of equity securities	(364)	17	305
Noncash change in fair value of contingent consideration	2,060	—	—
Noncash impairment charges	2,910	—	53,481
Noncash operating lease expense	6,408	6,685	5,176
Deferred income taxes	(23,474)	(109,598)	(674)
Amortization of deferred commissions cost	33,414	26,531	22,626
Changes in operating assets and liabilities:
Trade accounts receivable, net	(62,012)	(21,725)	(11,596)
Operating lease liabilities	(7,136)	(6,135)	(5,232)
Other current assets and Other assets	(8,615)	336	6,179
Deferred commissions cost	(49,848)	(29,952)	(30,529)
Accounts payable	(948)	195	(297)
Accrued liabilities	25,235	16,998	(24,213)
Deferred revenue	87,659	50,394	73,756
Other liabilities	3,538	65	1,011
Net cash provided by operating activities	207,382	203,798	170,288
Cash flows from investing activities
Purchase of property and equipment	(3,756)	(4,086)	(3,241)
Purchase of equity securities	(1,333)	(1,435)	(2,045)
Business combination, net of cash acquired	(65,311)	—	—
Net cash used in investing activities	(70,400)	(5,521)	(5,286)
Cash flows from financing activities
Repurchase of common stock	(165,015)	(184,021)	(150,921)
Proceeds from stock-based compensation plans	17,537	13,440	15,405
Payment on contingent liability	(340)	—	—
Payment of debt issuance costs	—	—	(63)
Net cash used in financing activities	(147,818)	(170,581)	(135,579)
Effects of exchange rate — changes in cash	185	(2,720)	(9,152)
Net increase (decrease) in cash and cash equivalents	(10,651)	24,976	20,271
Cash and cash equivalents at beginning of year	312,754	287,778	267,507
Cash and cash equivalents at end of year	$302,103	$312,754	$287,778

Supplemental disclosures of cash flow information
Income taxes paid	$42,185	$19,970	$15,175
Noncash activities:
Issuance of common stock for business combination	$4,900	$—	$—
Operating lease liabilities arising from obtaining right-of-use assets	$5,796	$5,528	$3,023
See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.     Nature of Business
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," or "our") aims to provide its customers cyber resiliency by protecting and recovering their data and cloud-native applications in a world of increasing cyber threats and attacks, including ransomware. We provide products and services across many types of environments, including on-premises, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to help protect themselves from threats like ransomware and recover their data efficiently.

2.     Summary of Significant Accounting Policies
Reclassification of Prior Year Balances
Beginning in fiscal 2025, changes in operating lease assets are being classified as a noncash lease adjustment to reconcile net income (loss) to net cash provided by operating activities. This reclassification has no impact on the amount of cash flows from operating activities.
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
Accounting for Stock-Based Compensation
Restricted stock units and performance stock units without a market condition are measured based on the fair market values of the underlying stock on the date of grant. Performance stock units with a market condition are measured using a Monte Carlo model. We recognize stock-based compensation expense using the straight-line method for all stock awards that do not include a market or performance condition. Awards that include a market or performance condition are expensed using the accelerated method.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $10,841, $8,514 and $8,663 for the years ended March 31, 2025, 2024 and 2023, respectively.
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
Under ASC 740, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when, in our judgment, it is more likely than not that deferred tax assets will not be realized. In assessing the need for a valuation allowance, we weigh the available positive and negative evidence, including historical levels of pre-tax income or loss, both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies.
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
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. These gains and losses relate primarily to receivables and payables that are not denominated in the functional currency of the subsidiary they relate to. We recognized net foreign currency transaction losses of $1,495, $2,388 and $1,163 in the years ended March 31, 2025, 2024 and 2023, respectively.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table sets forth the reconciliation of basic and diluted net income (loss) per common share:

	Year Ended March 31,
	2025	2024	2023
Net income (loss)	$76,106	$168,906	$(35,774)
Basic net income (loss) per common share:
Basic weighted average shares outstanding	43,850	43,885	44,664
Basic net income (loss) per common share	$1.74	$3.85	$(0.80)
Diluted net income (loss) per common share:
Basic weighted-average shares outstanding	43,850	43,885	44,664
Dilutive effect of stock options and restricted stock units (1)	1,337	1,215	—
Diluted weighted-average shares outstanding	45,187	45,100	44,664
Diluted net income (loss) per common share	$1.68	$3.75	$(0.80)

(1) In fiscal 2023, dilutive shares have been excluded because we were in a net loss position.

The diluted weighted-average shares outstanding exclude restricted stock units, performance restricted stock units, shares to be purchased under the ESPP and outstanding stock options totaling 221, 271 and 3,939 for the fiscal years ended March 31, 2025, 2024 and 2023, respectively, because the effect would have been anti-dilutive.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Unbilled receivables represent amounts for which revenue has been recognized but which have not yet been invoiced to the customer. The current portion of unbilled receivables is included in trade accounts receivable on the consolidated balance sheets. Long-term unbilled receivables are included in other assets. The allowance for doubtful accounts was $166 as of March 31, 2025 and $173 as of March 31, 2024. For the years ended March 31, 2025, 2024 and 2023, bad debt expense was immaterial.
Historically, we have not experienced material losses related to the inability to collect receivables from our customers. There is presently no indication that we will not collect material amounts of accounts receivable as of March 31, 2025. The inability to collect receivables could have a material impact on our results of operations.
Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have been minimal.
Sales through our distribution agreement with Arrow Enterprise Computing Solutions, Inc. ("Arrow") totaled approximately 35%, 36% and 37% of our total revenues for the years ended March 31, 2025, 2024 and 2023, respectively. Arrow accounted for approximately 29% of our total accounts receivable as of March 31, 2025 and 2024.

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

The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. The contingent consideration is related to the acquisition of Appranix, Inc. ("Appranix") and was valued using a Monte Carlo simulation model. See Note 4 of the notes to the consolidated financial statements for further details of the acquisition and contingent consideration.
The following table summarizes the composition of our financial assets and liabilities measured at fair value as of March 31, 2025 and March 31, 2024:

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$873	$873

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,902	$—	$—	$24,902

Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $9,014 as of March 31, 2025, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We have total unfunded commitments in private equity funds of $1,494 as of March 31, 2025.
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
We recognize operating lease costs over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as estimated tax and maintenance charges. These variable lease payments are excluded from minimum lease payments and are included in the determination of lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. We account for the lease and non-lease components as a single lease component for all our leases.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Computers, servers, and related equipment are generally depreciated over eighteen months to three years and furniture and fixtures are generally depreciated over three to twelve years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease. Purchased software is generally depreciated over three years. Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.
In the fourth quarter of fiscal 2023, the assets that previously comprised our owned corporate headquarters met the held for sale criteria in accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), and were reclassified as such. These assets are no longer being depreciated. In the first quarter of fiscal 2025, we concluded a portion of the property previously classified as held for sale no longer met the held for sale criteria and was reclassified as held for use. For further discussion on assets held for sale, see Note 6 of the notes to the consolidated financial statements.
Goodwill and Intangible Assets
Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. The carrying value of goodwill is tested for impairment on an annual basis on January 1, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of its carrying amount. For the purpose of impairment testing, we have a single reporting unit. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value is less than the carrying amount, a quantitative goodwill impairment test is performed. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, an impairment loss is recognized for the amount by which the carrying value of goodwill exceeds its fair value.

Our finite-lived purchased intangible assets consist of developed technology and customer relationships. Developed technology purchased in fiscal 2025 was valued using the multi-period excess earnings method and is being amortized on a straight-line basis over its economic life of five years. Customer relationships purchased in fiscal 2025 were valued using the distributor method and are being amortized on a straight-line basis over their economic life of ten years. Developed technology purchased in fiscal 2022 was valued using the replacement cost method and was amortized on a straight-line basis over its economic life of three years, ending in fiscal 2025. We believe these methods most closely reflect the pattern in which the economic benefits of the assets will be consumed. Impairment losses are recognized if the carrying amount of an intangible asset is both not recoverable and exceeds its fair value.

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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update ("ASU") No. 2023-07 (Topic 280): Segment Reporting	In November 2023, the Financial Accounting Standards Board ("FASB") issued a new standard to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	We adopted this standard as of April 1, 2024.	This standard did not have a significant impact on our results of operations, cash flows, financial condition, or disclosures.

Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2023-09 (Topic 740): Income Taxes	In December 2023, the FASB issued a new standard to improve income tax disclosures. The standard requires greater disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	This standard will be effective for us for our annual period beginning April 1, 2025, with early adoption permitted.	We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.
ASU No. 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued a new standard to improve income statement expense disclosures. The standard requires greater disaggregated information on certain expense captions, as well as disclosures about selling expenses.	This standard will be effective for us for our annual period beginning April 1, 2027, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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
We do not customize our software licenses (both perpetual and term-based) and installation services are not required. Software licenses are delivered before related services are provided and are functional without professional services, updates, or technical support. We have concluded that our software licenses (both perpetual and term-based) are functional intellectual property that is distinct, as the user can benefit from the software on its own. Revenues for both perpetual and term-based licenses are typically recognized when the software is delivered and/or made available for download as this is the point the user of the software can direct the use of and obtain substantially all the remaining benefits from, the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the new subscription period.
We also offer software that integrates with appliances and address a wide range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. These appliances are almost exclusively sold via a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenues and costs associated with hardware are usually not included in our financial statements.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Subscription
Term-based software licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Software-as-a-service (SaaS)	Ratably over the course of the contract (over time)	Annually or at the beginning of the contract period	Observable in transactions without multiple performance obligations
Perpetual License
Perpetual software licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment	Residual approach
Customer Support
Software updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other Services
Other professional services	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
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

	Year Ended March 31,
	2025	2024	2023
Americas	$607,952	$498,545	$469,244
International	387,667	340,702	315,346
Total revenues	$995,619	$839,247	$784,590

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses and SaaS agreements), customer support and other services. As of March 31, 2025, our remaining performance obligations (inclusive of deferred revenues) were $790,349, of which approximately 63% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter.

Remaining performance obligations, excluding deferred revenue, related to subscription arrangements, customer support revenue and other services were $82,233, $57,588 and $24,078, respectively. Of these balances, we expect approximately 65% of subscription arrangements, 33% of customer support and 100% of other services to be recognized as revenue over the next 12 months and the remainder recognized thereafter. We expect approximately 40% of subscription arrangements and 9% of customer support remaining performance obligations to be recognized as revenue in the first quarter of fiscal 2026. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.

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

In some arrangements we allow customers to pay for term-based licenses over the term of the software license. When a term-based license arrangement contains payment terms that extend beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license and is recognized as interest income over the extended payment period. The total license fee net of the significant financing component is recognized as revenue at the point in time when the software is transferred to the customer. Interest income from significant financing components was not material for the fiscal year ended March 31, 2025, 2024 and 2023.

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

	Accounts Receivable	Unbilled Receivable (current)	Unbilled Receivable (long-term)	Deferred Revenue (current)	Deferred Revenue (long-term)
Opening balance as of March 31, 2024	$196,951	$25,732	$14,471	$362,450	$168,472
Increase	25,449	3,863	16,872	40,480	54,810
Ending balance as of March 31, 2025	$222,400	$29,595	$31,343	$402,930	$223,282

The increase in accounts receivable (inclusive of unbilled receivables) is primarily a result of an increase in revenue relative to the prior year period. The increase in deferred revenue is a result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period and an increase in deferred customer support revenue.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The amount of revenue recognized in the period that was included in the opening deferred revenue balance was approximately $353,345 for the year ended March 31, 2025. The vast majority of this revenue consists of customer support and SaaS arrangements. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

4.    Business Combinations
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
During the fiscal year ended March 31, 2025, we incurred costs related to the acquisition of Appranix of approximately $683, which were included in general and administrative expenses. The following table summarizes the final purchase price and purchase price allocation:

Purchase price allocation:
Cash consideration	$21,032
Fair value of unregistered restricted stock units	4,900
Fair value of contingent consideration	340
Total purchase price	$26,272

Assets acquired and liabilities assumed:
Cash	$32
Trade accounts receivable	239
Developed technology	5,300
Accrued liabilities	(36)
Deferred revenue	(98)
Deferred tax liability	(907)
Total identifiable net assets acquired and liabilities assumed	4,530
Goodwill	21,742
Total purchase price	$26,272

Contingent Consideration
The contingent consideration arrangement requires us to pay up to $4,000 in cash to the former owner of Appranix, contingent upon the achievement of certain financial metrics measured on December 31, 2024 and June 30, 2025. The actual consideration can range from $0 to $4,000. The fair value of the contingent liability on the acquisition date was estimated to be $340 using a Monte Carlo simulation model. At the end of each reporting period after the acquisition date, the arrangement is remeasured at its fair value, with changes in fair value recorded through the consolidated statements of operations as operating expenses. As of March 31, 2025, we expect the achievement to be $2,400, of which $1,527 has already been paid. We recorded $2,060 in operating expenses during fiscal 2025 related to changes in the estimated fair value and as a result, $873 is included in accrued liabilities on the consolidated balance sheets as of March 31, 2025.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Clumio, Inc. Acquisition
On October 1, 2024, we completed the acquisition of certain assets of Clumio, Inc. ("Clumio"), a California-based data backup and recovery provider, for an initial purchase price of $44,909 in cash consideration. In the fourth quarter of fiscal 2025, customary closing adjustments led to a reduction in the purchase price of $598, resulting in final cash consideration of $44,311. The primary reason for the business combination is to extend our product offerings in our existing cyber resiliency market. We expect that substantially all of the goodwill acquired in this transaction will be deductible for income tax purposes.
During the fiscal year ended March 31, 2025, we incurred costs related to the acquisition of Clumio of approximately $1,858, which were included in general and administrative expenses. The following table summarizes the final purchase price allocation:

Assets acquired and liabilities assumed:
Trade accounts receivable	$1,161
Other current assets	394
Deferred tax asset	380
Intangible assets	18,100
Accounts payable and accrued liabilities	(3,087)
Deferred revenue	(8,370)
Total identifiable net assets acquired and liabilities assumed	8,578
Goodwill	35,733
Total purchase price	$44,311

We also entered into compensation arrangements with the co-founders and certain employees of Clumio, which included granting approximately $13,000 in restricted stock units and performance stock units that vest over the next three years. The performance stock units have the potential to vest between 0% and 100% if certain performance goals are met over three years. These awards are included in the restricted stock unit table in Note 11 of the notes to the consolidated financial statements.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Actual and Unaudited Pro Forma Information
We completed the acquisition of Appranix on April 15, 2024, and the acquisition of Clumio on October 1, 2024. Accordingly, the operations of both Appranix and Clumio are included in our consolidated statements of operations from the dates of the acquisitions to March 31, 2025.
The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the Appranix and Clumio acquisitions as though they occurred on April 1, 2023. The pro forma amounts reflect certain adjustments, such as expenses related to the noncash amortization of intangible assets, stock-based compensation, and acquisition-related costs. The fiscal 2025 supplemental pro forma net income was adjusted to exclude $2,541 of acquisition-related costs and $2,060 of expense related to changes in the estimated fair value of contingent consideration incurred in fiscal 2025. The fiscal 2024 supplemental pro forma net income was adjusted to include these charges. In addition, both periods include noncash amortization expenses related to intangible assets and stock-based compensation as if the acquisitions had taken place on April 1, 2023.
The unaudited pro forma financial information is presented for illustrative purposes only, is based on a purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on April 1, 2023, nor is it necessarily indicative of the future results of operations of the combined companies.

	Year Ended March 31,
	2025	2024
Revenue	$1,008,638	$858,651
Net Income	$55,233	$118,350

5.    Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the residual purchase price paid in business combinations after the fair value of all identified assets and liabilities have been recorded. It includes the estimated value of potential expansion with new customers, the opportunity to further develop sales relationships with new customers and intangible assets that do not qualify for separate recognition. Goodwill is not amortized and there were no impairments to the carrying amounts of goodwill during the fiscal years ended March 31, 2025, 2024 or 2023. Approximately $35,033 of the goodwill recorded is expected to be deductible for income tax purposes.
Goodwill balances are as follows:

	2025	2024
Opening balance	$127,780	$127,780
Additions	57,475	—
Ending balance	$185,255	$127,780

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

Intangible Assets, Net
Intangible assets consist of developed technology and customer relationships. Developed technology acquired in fiscal 2025 was valued using the multi-period excess earnings method and has an estimated useful life of five years. Previously acquired developed technology was valued using the replacement cost method, has an estimated useful life of three years, and was fully amortized by the end of fiscal 2025. Customer relationships purchased in fiscal 2025 were valued using the distributor method and have an estimated useful life of ten years. All of our intangible assets are amortized on a straight-line basis. Purchased intangible assets, net of amortization are summarized below:

	March 31, 2025			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,800	$(190)	$3,610	$—	$—	$—
Developed technology	23,350	(6,223)	17,127	3,750	(2,708)	1,042
Total intangible assets	$27,150	$(6,413)	$20,737	$3,750	$(2,708)	$1,042
During the fiscal year ended March 31, 2025, we acquired developed technology valued at $19,600 and customer relationships valued at $3,800 as part of the acquisitions of Appranix and Clumio. Amortization expense from acquired intangible assets was $3,705 for the fiscal year ended March 31, 2025 and $1,250 for the fiscal years ended 2024 and 2023.
As of March 31, 2025, future amortization expense of intangible assets with finite lives is expected to be:

Year ending March 31,
2026	$4,283
2027	4,283
2028	4,283
2029	4,283
2030	1,897
Thereafter	1,708
Total	$20,737

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
6.    Assets Held for Sale
During the fourth quarter of fiscal 2023, we determined the assets and land related to our owned corporate headquarters in Tinton Falls, New Jersey met all of the criteria for classification as assets held for sale in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets ("ASC 360"). The property's previous carrying amount was written down to its estimated fair value, less estimated costs to sell, resulting in a non-cash impairment charge of $53,481 on our consolidated statements of operations for the period ended March 31, 2023. During the first quarter of fiscal 2025, we concluded a portion of the property, with an estimated fair value of $1,000, no longer met the held for sale criteria and was reclassified as held for use.
On October 2, 2024, we signed a purchase and sale agreement to sell the property for $36,000 in cash consideration. The agreement includes a due diligence period for the buyer, is contingent on receiving approvals from certain government agencies, and includes other customary conditions. We believe the sale will close in the first quarter of fiscal 2026. Upon closing of the transaction, we will enter into a lease for a portion of the premises.
The assets have been classified as held for sale for more than one year. In accordance with ASC 360, assets not sold by the end of the one-year period may still qualify as held for sale, if certain conditions are met. As of March 31, 2025, we concluded all of the held for sale criteria were still met, and the assets were properly classified on the consolidated balance sheets. In addition, we have assessed the assets for any changes in fair value less costs to sell and recorded an impairment charge of $2,910 during the year ended March 31, 2025, which includes changes in the estimated fair value and estimated costs to sell.
Subsequent Event
On April 28, 2025, we finalized the sale of the property for $36,000. Additionally, we entered into a lease for a portion of the premises and are currently evaluating the accounting considerations.

7.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2025	2024
Buildings (1)	$1,000	$—
Computers, servers and other equipment	47,668	45,620
Furniture and fixtures	2,705	2,965
Leasehold improvements	6,223	8,180
Purchased software	2,577	2,586
Construction in process	193	189
	60,366	59,540
Less: Accumulated depreciation and amortization	(52,072)	(51,579)
	$8,294	$7,961
(1) In the first quarter of fiscal 2025, we concluded a portion of the property classified as held for sale no longer met the held for sale criteria and was reclassified as held for use.
We recorded depreciation and amortization expense of $5,367, $5,165 and $8,958 for the years ended 2025, 2024 and 2023, respectively. Depreciation expense allocated to our cost of goods sold was approximately $938 for the year ended 2023. There was no depreciation expense allocated to our cost of goods sold for the years ended 2024 and 2025.
As discussed in Note 6 of the notes to the consolidated financial statements, assets related to the sale of the Tinton Falls, New Jersey headquarters were reclassified to assets held for sale in the fourth quarter of fiscal 2023, at which time depreciation ended.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
8.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2025	2024
Compensation and related payroll taxes	$95,067	$70,961
Other	52,066	46,283
	$147,133	$117,244

9.     Commitments and Contingencies
Purchase Commitments

We, in the normal course of business, enter into various purchase commitments for goods or services. Our outstanding commitments primarily relate to marketing and IT services and also include the remaining purchase commitments for our use of certain cloud services with third-party providers. Total non-cancellable purchase commitments as of March 31, 2025 are as follows:

	Year Ended March 31,
	2026	2027	2028	2029 and beyond	Total
Purchase commitments	$51,853	$13,640	$41,996	$5	$107,494

In June 2022, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2027. Under the amended agreement, we committed to a purchase of $200,000 throughout the term of the agreement. As of March 31, 2025, we had $35,541 of remaining obligations under the purchase agreement.
Royalty Expenses
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of subscription and perpetual license revenues, was $10,602, $9,717 and $9,339 for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
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
Lease Obligations

See Note 16 of the notes to the financial statements for more detail on our minimum lease commitments.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Legal Proceedings
During fiscal 2025, we entered into a settlement agreement resulting in a payment of $1,475 which resolved certain legal matters. For the year ended March 31, 2025, $675 was recorded in general and administrative expenses and the remaining $800 was incurred in a prior period that is not presented in the consolidated statements of operations.
We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Contingent Consideration
The Company has a contingent liability related to the acquisition of Appranix. See Note 4 of the notes to the financial statements for further details of the arrangement.

10.     Capitalization
Common Stock
We have 44,104 and 43,548 shares of common stock, par value $0.01, outstanding at March 31, 2025 and March 31, 2024, respectively.
The Board of Directors (the "Board") approved a share repurchase program of $250,000 in April 2024. The Board's authorization has no expiration date. During fiscal 2025, we repurchased $165,015 of our common stock, or approximately 1,215 shares. As a result, $91,471 remained available under the current authorization as of March 31, 2025. Our share repurchase program has been funded by our existing cash and cash equivalent balances, as well as cash flows provided by our operations.
Subsequent Event
On April 17, 2025, the Board of Directors approved an increase in our share repurchase program so that $250,000 was available. The Board's authorization has no expiration date.
Shares Reserved for Issuance
At March 31, 2025, we have reserved 4,555 shares in connection with our Stock Plans discussed in Note 11 of the notes to the consolidated financial statements.

11.     Stock Plans
We maintain the Omnibus Incentive Plan (the “2016 Incentive Plan”) for granting awards to employees. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards. As of March 31, 2025, approximately 2,759 shares were available for future grant under the 2016 Incentive Plan.
As of March 31, 2025, we have granted non-qualified stock options, restricted stock units and performance stock awards under our stock incentive plans. Historically, most equity awards granted by us under our stock incentive plans generally vest quarterly over a three-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. We anticipate that future grants under our stock incentive plans will be restricted stock units and performance stock awards and do not anticipate that we will grant stock options.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the years ended March 31, 2025, 2024 and 2023. Stock-based compensation is attributable to restricted stock units, performance-based awards and the ESPP.

	Year Ended March 31,
	2025	2024	2023
Cost of revenues	$5,744	$6,832	$4,787
Sales and marketing	47,627	36,630	43,081
Research and development	24,028	21,585	28,540
General and administrative	31,216	27,987	26,731
Restructuring	4,647	1,517	2,607
Stock-based compensation expense	$113,262	$94,551	$105,746
As of March 31, 2025, there was approximately $146,094 of unrecognized stock-based compensation expense related to all of our employee stock plans that is expected to be recognized over a weighted-average period of 1.58 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
As of March 31, 2024, we had 124 stock options outstanding with a weighted-average exercise price of $45.25, all of which were exercised during the year ended March 31, 2025. No stock options were granted during the periods presented and as of March 31, 2025, no stock options remain outstanding. The total intrinsic value of stock options exercised was $8,089, $1,378 and $1,176 in the years ended March 31, 2025, 2024 and 2023, respectively.

Restricted stock unit activity was as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested as of March 31, 2024	2,417	$68.52
Granted	1,020	147.17
Vested	(1,477)	68.83
Forfeited	(154)	79.75
Non-vested as of March 31, 2025	1,806	$111.75

The total fair value of the restricted stock units that vested during the years ended March 31, 2025, 2024 and 2023 was $214,371, $118,047 and $114,422, respectively. The fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In fiscal 2025, we granted 91 performance stock units ("PSUs") to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2025 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. Based on our results, the PSUs achieved at 105%. The awards are included in the restricted stock unit table.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
In fiscal 2024, we granted 120 PSUs to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2024 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. Based on our results, the PSUs achieved at 108%. The awards are included in the restricted stock unit table.
Awards with a Market Condition

In fiscal 2025, we granted 91 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the succeeding three years from grant date. The awards vest in three annual tranches and have a maximum potential to vest at 300% (273 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the year was $175.25 per unit. The awards are included in the restricted stock unit table above.

In fiscal 2024, we granted 120 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain TSR levels as compared to the Russell 3000 market index over the succeeding three years from grant date. The awards vest in three annual tranches and have a maximum potential to vest at 200% (240 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the year was $87.90 per unit. The awards are included in the restricted stock unit table above.
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 119 shares in exchange for $11,922 of proceeds in fiscal 2025 and 188 shares in exchange for $10,578 of proceeds in fiscal 2024. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for fiscal 2025, 2024 and 2023 was $3,898, $3,146 and $3,740, respectively. As of March 31, 2025, there was approximately $1,887 of unrecognized cost related to the current purchase period of our ESPP.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
12.     Income Taxes
The components of income (loss) before income taxes were as follows:

	Year Ended March 31,
	2025	2024	2023
Domestic	$56,342	$62,082	$(35,288)
Foreign	24,711	21,531	19,926
	$81,053	$83,613	$(15,362)

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2025	2024	2023
Current:
Federal	$11,983	$7,845	$6,986
State	2,971	4,242	3,375
Foreign	13,467	12,220	10,725
Total Current	28,421	24,307	21,086
Deferred:
Federal	(20,989)	(82,773)	(607)
State	1,543	(19,740)	—
Foreign	(4,028)	(7,087)	(67)
Total Deferred	(23,474)	(109,600)	(674)
Total Income Tax Expense (Benefit)	$4,947	$(85,293)	$20,412
A reconciliation of the statutory tax rates and the effective tax rates for the years ended March 31, 2025, 2024 and 2023 are as follows:

	Year Ended March 31,
	2025	2024	2023
Statutory federal income tax expense (benefit) rate	21.0%	21.0%	(21.0)%
State and local income tax expense, net of federal income tax effect	—%	2.4%	(11.8)%
Foreign earnings taxed at different rates	5.6%	5.7%	28.0%
U.S. tax on GILTI & FDII	(4.2)%	(3.3)%	(17.1)%
Domestic permanent differences including acquisition items	2.9%	1.1%	4.7%
Foreign tax credits	(4.1)%	(2.5)%	(35.5)%
Research credits	(6.0)%	(9.3)%	(74.6)%
Tax reserves	3.1%	—%	(1.2)%
Valuation allowance	6.8%	(125.3)%	219.9%
Enacted tax law changes	(2.8)%	(0.4)%	3.6%
Stock-based compensation	(13.4)%	6.7%	41.6%
Other differences, net	(2.8)%	1.9%	(3.7)%
Effective income tax expense (benefit)	6.1%	(102.0)%	132.9%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2025	2024
Deferred tax assets:
Net operating losses	$6,873	$6,533
Stock-based compensation	5,729	5,338
Deferred revenue	33,125	29,748
Tax credits	26,206	28,020
Accrued expenses	1,576	1,775
Allowance for doubtful accounts and other reserves	1,117	928
R&D Capitalization under IRC § 174	83,826	58,867
Depreciation and amortization	9,074	9,305
Other, DTA	6,162	3,180
Less: valuation allowance	(23,550)	(18,140)
Total deferred tax assets	150,138	125,554
Deferred tax liabilities:
Withholding taxes	(289)	(1,091)
Deferred commissions	(16,011)	(12,573)
Other, DTL	(1,844)	(2,426)
Total deferred tax liabilities	(18,144)	(16,090)
Net deferred tax asset	$131,994	$109,464

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. At March 31, 2025 and 2024, we recorded valuation allowances of $23,550 and $18,140, respectively, which reflect uncertainties around our ability to generate sufficient income in certain jurisdictions to utilize our net deferred tax assets which primarily relate to Federal Foreign Tax Credits and NJ State R&D Credits. We believe it is more likely than not that we will have sufficient taxable income to realize our remaining deferred tax assets.

Beginning on March 31, 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations are adversely affected due to significantly higher cash tax payments.

At March 31, 2025, we had no remaining federal net operating loss ("NOL") carryforwards and state NOL carryforwards of $1,046 which expire over various years beginning in March 2033 depending on the jurisdiction. As of March 31, 2025, we had foreign NOL carryforwards of $3,749 that will expire over various years beginning in March 2028 depending on the jurisdiction and $40,271 that will not expire. As of March 31, 2025, we had federal capital loss carryforwards of $871 that will expire in March 2027. At March 31, 2025, we had foreign capital loss carryforwards of $298 that will not expire.

At March 31, 2025, we had no remaining federal research and development ("R&D") tax credit carryforwards and state R&D tax credit carryforwards of approximately $27,227. The New Jersey R&D credit carryforwards of $18,232 expire over various years beginning from March 2026 through March 2041. The California R&D credits of $8,995 do not expire.

At March 31, 2025, we had federal foreign tax credits (“FTC”) carryforwards of approximately $6,920 which are expected to expire from March 2030 through March 2034. We also had $27 in foreign FTC carryforwards that will expire over various years beginning in March 2026.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes the tax years subject to income tax examinations by tax authorities as of March 31, 2025. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOLs, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	Fiscal 2021 - Present
Foreign jurisdictions	Fiscal 2014 - Present
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of our tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. A summary of the changes in the amount of unrecognized tax benefits is as follows:

	Year Ended March 31,
	2025	2024	2023
Beginning balance of unrecognized tax benefits	$9,673	$9,388	$9,224
Additions based on prior year tax positions	1,391	3	—
Reductions for prior year tax positions and lapse in statute of limitations	(471)	(220)	(230)
Additions for current year tax positions	1,155	502	394
Ending balance of unrecognized tax benefits	$11,748	$9,673	$9,388
We estimate that no significant remaining unrecognized tax benefits will be realized during the fiscal year ending March 31, 2026. Interest income, expense and penalties related to unrecognized tax benefits are recorded in income tax expense in the consolidated statements of operations. In the years ended March 31, 2025, 2024, and 2023, the impact related to interest expense, interest income and penalties was not significant.

13.     Employee Benefit Plan
We have a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all US employees. Effective January 1, 2012, we make contributions equal to a discretionary percentage of the employee’s contributions determined by us. During the years ended March 31, 2025, 2024 and 2023, we made contributions of $2,749, $2,889 and $2,525, respectively.

14.     Segment Information
We operate in one segment. Our products and services are sold throughout the world, through direct and indirect sales channels. Our chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography. The CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. The CODM reviews and utilizes function expenses (cost of revenues, research and development, sales and marketing, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income (loss) are interest income, interest expense, other income, net, and income tax expense (benefit), which are reflected in the consolidated statements of operations. Refer to our consolidated statements of operations for our significant segment expenses and net income (loss) in the periods presented.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue by geographic area:

	Year Ended March 31,
	2025	2024	2023
United States	$534,524	$437,560	$416,347
Other	461,095	401,687	368,243
Total revenues	$995,619	$839,247	$784,590
No individual country other than the United States accounted for 10% or more of revenues for the years ended March 31, 2025, 2024 and 2023. Revenue included in the “Other” caption above primarily relates to our operations in Europe, Australia, Canada and Asia.

The following table sets forth the Company’s long-lived assets by geographic area. Beginning in fiscal 2025, this presentation has been updated to include only property and equipment, net and right-of-use assets. In prior years, this table also included goodwill, intangible assets, and other non-current assets.

	March 31,
	2025	2024
United States	$8,768	$8,387
India	4,013	5,427
United Kingdom	2,575	2,930
Other	3,062	1,762
Total long-lived assets	$18,418	$18,506

At March 31, 2025 and 2024 no individual country other than the United States, India and United Kingdom accounted for 10% or more of long-lived assets.

15.    Restructuring
In the fourth quarter of fiscal 2024, we initiated a restructuring plan which was completed in fiscal 2025. It was intended to enhance customer satisfaction through the reorganization and redesign of our customer success functions. The realignment of the customer success structure aimed to optimize operational efficiency and improve continuity for our customers through the pre-sales and post-sales experience. These charges related primarily to severance and related costs associated with headcount reductions, stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan and office termination and exit charges.
In the fourth quarter of fiscal 2022, we initiated a restructuring plan which was completed in fiscal 2023. It was aimed to increase efficiency in our sales, marketing and distribution functions as well as reduce costs across all functional areas. The plan included a reorganization to combine our EMEA and APJ field organizations into our International region. These restructuring charges related primarily to severance and related costs associated with headcount reductions and stock-based compensation related to modifications of existing awards granted to certain employees impacted by the plan.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
For the years ended March 31, 2025, 2024 and 2023, restructuring charges were comprised of the following:

	Year Ended March 31,
	2025	2024	2023
Employee severance and related costs	$4,492	$2,811	$12,845
Lease exit costs (1)	887	220	—
Stock-based compensation	4,647	1,517	2,607
Total restructuring charges	$10,026	$4,548	$15,452

(1) Lease exit costs related to two offices for the year ended March 31, 2025 and one office for the year ended March 31, 2024. There were no lease exit charges for the year ended March 31, 2023.
Restructuring accrual
The accrual activity related to our restructuring plans for the years ended March 31, 2025 and 2024 were as follows:

	Year Ended March 31,
	2025	2024
Beginning balance	$2,746	$3,211
Employee severance and related costs	4,492	2,811
Payments	(6,448)	(3,276)
Ending balance	$790	$2,746

16.    Leases
Our lease liabilities relate primarily to operating leases for our global office infrastructure. These operating leases expire at various dates through fiscal 2031. We did not have any finance leases for the years ended March 31, 2025, 2024 or 2023.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Net lease cost recognized in our consolidated statements of operations is summarized as follows:

	Year Ended March 31,
	2025	2024	2023
Operating lease cost	$5,760	$5,770	$5,449
Short-term lease cost	21	272	631
Variable lease cost	1,233	1,333	1,360
Net lease cost	$7,014	$7,375	$7,440

As of March 31, 2025, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

2026	$4,466
2027	3,057
2028	2,227
2029	1,202
2030	586
Thereafter	139
Total minimum lease payments	11,677
Less: Imputed interest	725
Present value of operating lease liabilities	10,952
Less: Current portion of operating lease liabilities	4,614
Long-term operating lease liabilities	$6,338

As of March 31, 2025, the minimum lease commitment amount for operating leases signed but not yet commenced was $377. These commitments are related to office lease renewals that expire at various dates through fiscal 2027.

Lease term and Discount rate

	Year Ended March 31,
	2025	2024
Weighted-average remaining term (in years)	3.19	3.60
Weighted-average discount rate	4.86%	4.00%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
17.    Revolving Credit Facility
On December 13, 2021, we entered into a five-year $100,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lender to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions, make investments, engage in loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with foreign affiliates. Outstanding borrowings under the Credit Facility accrue interest at an annual rate equal to the Secured Overnight Financing Rate ("SOFR") plus 1.25% subject to increases based on our actual leverage. The unused balance on the Credit Facility is also subject to a 0.25% annual interest charge subject to increases based on our actual leverage. As of March 31, 2025, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
We have deferred the expense related to debt issuance costs, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts at March 31, 2025 and 2024 were $198 and $313, respectively. The amortization of debt issuance costs and interest expense incurred was $115 and $253, respectively, for the years ended March 31, 2025, 2024 and 2023. Interest paid was $253 for the years ended March 31, 2025, 2024 and 2023.
Subsequent Event
On April 15, 2025, we successfully refinanced our existing $100,000 senior secured revolving credit facility, replacing it with a new five-year senior secured revolving credit facility. This refinancing has increased the Company's total borrowing capacity to $300,000. Under the terms of the new Credit Facility, borrowings will accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate (SOFR) plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is also subject to an annual interest charge of 0.25% subject to increases based on the Company's leverage ratio.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Commvault Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Commvault Systems, Inc.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commvault Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 5, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
May 5, 2025

Item 9B.	Other Information
On February 3, 2025, Vivie Lee, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 2,333 shares of the Company’s common stock. The plan is in effect until February 3, 2026.
On February 10, 2025, Allison Pickens, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 2,760 shares of the Company’s common stock. The plan is in effect until June 4, 2026.
During the three months ended March 31, 2025, no other directors or officers of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2025. Information with respect to this Item is incorporated herein by reference from the sections of our 2025 Proxy Statement captioned, “Proposal No. 1: Election of Directors-Nominees for Election” and “Corporate Governance,” under the subheadings "Governance Documents" and "Board Committees-Audit Committee."
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
Information with respect to this Item is incorporated herein by reference from the sections of our 2025 Proxy Statement captioned “Executive Compensation” (excluding the information under the subheading "Pay Versus Performance"), "Talent Management and Compensation Committee Report" and "Corporate Governance-Director Compensation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from the section of our 2025 Proxy Statement captioned "Corporate Governance" under the subheadings "Security Ownership of Management and Certain Beneficial Owners" and "Fiscal 2025 Equity Compensation Plan Information."

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from the sections of our 2025 Proxy Statement captioned “Corporate Governance-Transactions with Related Persons” and "Proposal No. 1: Election of Directors-Director Independence."

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from the section of our 2025 Proxy Statement captioned “Proposal No. 3: Ratification of the Appointment of Independent Auditors" under the subheadings "Audit, Audit-related, Tax, and All Other Fees” and "Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor."
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

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Commvault Systems, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated August 28, 2020).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2023).
3.4	Amended and Restated Bylaws of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2022).
3.5	Certification of Designation of Series A Junior Participating Preferred Stock of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 14, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2023).
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
10.3*	Form of Indemnity Agreement between Commvault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2022).
10.4*	Commvault Systems, Inc. Employee Stock Purchase Plan dated December 9, 2013 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2014).
10.5*	Employment Agreement, dated January 8, 2019, between the Company and Sanjay Mirchandani (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 5, 2019).
10.6*	Commvault Systems, Inc. Omnibus Incentive Plan (as amended by the Sixth Amendment thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2022).
10.7	Credit Agreement, dated December 13, 2021, by and among Commvault Systems, Inc., the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended December 31, 2021).
10.8*	Offer Letter with Gary Merrill, dated July 5, 2024 (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated June 21, 2024).
10.9*	Amended and Restated Executive Retention Agreement with Gary Merrill, dated May 31, 2024 (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated June 21, 2024).
10.10*	Offer Letter with Jennifer DiRico, dated June 21, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated June 21, 2024).
10.11*	Executive Retention Agreement with Jennifer DiRico dated June 21, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated June 21, 2024).
10.12**	Purchase and Sale Agreement, by and between Commvault and Somerset Development, LLC, with an effective date of October 2, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated October 4, 2024).
19.1	Commvault Systems, Inc. Insider Trading Policy.
21.1	List of Subsidiaries of Commvault Systems, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Commvault Systems, Inc. Clawback Policy dated October 16, 2023 (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**
Certain exhibits to this Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

***	Furnished herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 5, 2025.

COMMVAULT SYSTEMS, INC.

By:	/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani
Director, President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 5, 2025.

Signature	Title

/s/ SANJAY MIRCHANDANI	Director, President and Chief Executive Officer (Principal Executive Officer)
Sanjay Mirchandani
/s/ JENNIFER DIRICO	Chief Financial Officer (Principal Financial and Accounting Officer)
Jennifer DiRico
/s/ NICHOLAS ADAMO	Chairman of the Board
Nicholas Adamo
/s/ MARTHA H. BEJAR	Director
Martha H. Bejar
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ VIVIE LEE	Director
Vivie Lee
/s/ CHARLES E. MORAN	Director
Charles E. Moran
/s/ ALLISON PICKENS	Director
Allison Pickens
/s/ A. SHANE SANDERS	Director
A. Shane Sanders
/s/ ARLEN SHENKMAN	Director
Arlen Shenkman