Form 10-Q
period 2025-09-30
COMMVAULT SYSTEMS INC
filed 2025-10-29
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2025

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33026

Commvault Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3447504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Commvault Way
Tinton Falls, New Jersey 07724
(Address of principal executive offices, including zip code)

(732) 870-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CVLT	The Nasdaq Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 27, 2025, there were 44,094,362 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,063,555	$302,103
Trade accounts receivable, net	234,806	251,995
Assets held for sale	—	34,770
Other current assets	54,602	46,189
Total current assets	1,352,963	635,057
Deferred tax assets, net	151,936	133,378
Property and equipment, net	9,740	8,294
Operating lease assets	28,952	10,124
Deferred commissions cost	85,156	79,309
Intangible assets, net	22,226	20,737
Goodwill	210,316	185,255
Other assets	55,639	46,112
Total assets	$1,916,928	$1,118,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359	$373
Accrued liabilities	106,486	147,133
Current portion of operating lease liabilities	5,523	4,614
Deferred revenue	422,947	402,930
Total current liabilities	535,315	555,050
Convertible notes, net	878,927	—
Deferred revenue, less current portion	252,608	223,282
Deferred tax liabilities	1,504	1,384
Long-term operating lease liabilities	24,038	6,338
Other liabilities	14,076	7,090
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,051 shares and 44,104 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	440	441
Additional paid-in capital	1,459,729	1,474,377
Accumulated deficit	(1,234,594)	(1,134,063)
Accumulated other comprehensive loss	(15,115)	(15,633)
Total stockholders’ equity	210,460	325,122
Total liabilities and stockholders’ equity	$1,916,928	$1,118,266
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription:
Term-based license	$92,647	$84,427	$201,929	$164,832
Software-as-a-service	80,018	49,611	152,463	93,286
Total subscription	172,665	134,038	354,392	258,118
Perpetual license	12,073	10,522	19,408	24,258
Customer support	80,229	77,688	159,250	153,976
Other services	11,221	11,030	25,116	21,598
Total revenues	276,188	233,278	558,166	457,950
Cost of revenues:
Subscription:
Term-based license	2,414	2,371	4,656	4,149
Software-as-a-service	29,187	17,161	55,159	32,923
Total subscription	31,601	19,532	59,815	37,072
Perpetual license	194	441	439	778
Customer support	14,847	15,311	29,054	29,574
Other services	8,402	7,578	16,513	15,226
Total cost of revenues	55,044	42,862	105,821	82,650
Gross margin	221,144	190,416	452,345	375,300
Operating expenses:
Sales and marketing	122,240	101,947	244,719	197,897
Research and development	39,859	33,839	79,921	66,943
General and administrative	42,553	34,173	83,823	64,968
Depreciation and amortization	2,572	2,013	5,179	3,941
Restructuring	1,429	566	1,666	5,245
Change in contingent consideration	—	—	(545)	—
Impairment charges	—	2,910	—	2,910
Total operating expenses	208,653	175,448	414,763	341,904
Income from operations	12,491	14,968	37,582	33,396
Interest income	3,087	1,732	5,096	3,534
Interest expense	(637)	(105)	(915)	(209)
Other income, net	159	65	220	593
Income before income taxes	15,100	16,660	41,983	37,314
Income tax expense	370	1,095	3,757	3,222
Net income	$14,730	$15,565	$38,226	$34,092
Net income per common share:
Basic	$0.33	$0.36	$0.86	$0.78
Diluted	$0.33	$0.35	$0.84	$0.76
Weighted average common shares outstanding:
Basic	44,406	43,770	44,366	43,724
Diluted	45,195	45,114	45,264	45,095
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$14,730	$15,565	$38,226	$34,092
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(468)	399	518	360
Comprehensive income	$14,262	$15,964	$38,744	$34,452

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2025	44,509	$445	$1,503,817	$(1,124,876)	$(14,647)	$364,739
Stock-based compensation			32,224			32,224
Purchase of capped calls, net of tax			(76,087)			(76,087)
Share issuances related to stock-based compensation	279	2	6,974			6,976
Repurchase of common stock	(737)	(7)	(7,199)	(124,448)		(131,654)
Net income				14,730		14,730
Other comprehensive loss					(468)	(468)
Balance as of September 30, 2025	44,051	$440	$1,459,729	$(1,234,594)	$(15,115)	$210,460

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2025	44,104	$441	$1,474,377	$(1,134,063)	$(15,633)	$325,122
Stock-based compensation			62,404			62,404
Purchase of capped calls, net of tax			(76,087)			(76,087)
Share issuances related to stock-based compensation	766	7	6,974			6,981
Repurchase of common stock	(819)	(8)	(7,939)	(138,757)		(146,704)
Net income				38,226		38,226
Other comprehensive income					518	518
Balance as of September 30, 2025	44,051	$440	$1,459,729	$(1,234,594)	$(15,115)	$210,460

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$38,226	$34,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,673	3,999
Noncash stock-based compensation	62,404	52,807
Noncash operating lease expense	3,410	2,948
Noncash change in fair value of equity securities	(199)	(135)
Noncash change in fair value of contingent consideration	(545)	—
Noncash adjustment on headquarters sale leaseback	495	—
Noncash impairment charges	—	2,910
Deferred income taxes	9,576	(8,483)
Amortization of deferred commissions cost	22,210	15,477
Changes in operating assets and liabilities:
Trade accounts receivable, net	24,006	23,113
Operating lease liabilities	(3,647)	(3,973)
Other current assets and Other assets	(5,903)	(4,342)
Deferred commissions cost	(28,784)	(17,420)
Accounts payable	(88)	(205)
Accrued liabilities	(45,230)	(11,832)
Deferred revenue	27,953	11,830
Other liabilities	(1,107)	(505)
Net cash provided by operating activities	108,450	100,281
Cash flows from investing activities
Purchase of property and equipment	(5,066)	(2,711)
Purchase of equity securities	(6,626)	(581)
Proceeds from sale of headquarters, net	34,849	—
Business combination, net of cash acquired	(26,015)	(21,000)
Net cash used in investing activities	(2,858)	(24,292)
Cash flows from financing activities
Repurchase of common stock	(146,073)	(103,295)
Proceeds from stock-based compensation plans	6,974	11,100
Proceeds from issuance of convertible notes	900,000	—
Purchase of capped calls	(99,630)	—
Payment of debt issuance costs	(22,242)	—
Other	(30)	—
Net cash provided by (used in) financing activities	638,999	(92,195)
Effects of exchange rate — changes in cash	16,861	6,523
Net increase (decrease) in cash and cash equivalents	761,452	(9,683)
Cash and cash equivalents at beginning of period	302,103	312,754
Cash and cash equivalents at end of period	$1,063,555	$303,071

Supplemental disclosures of noncash activities
Issuance of common stock for business combination	$—	$4,900
Operating lease liabilities arising from obtaining right-of-use assets	$22,165	$4,467
Debt issuance costs accrued but not paid, included in accrued liabilities	$984	$—
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

1.    Basis of Presentation
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," "our," or the "Company") aims to provide its customers cyber resiliency by protecting and recovering their data and cloud-native applications in a world of increasing cyber threats and attacks, including ransomware. We provide products and services across many types of environments, including on-premise, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to help protect themselves from threats like ransomware and recover their data efficiently.

The consolidated financial statements of Commvault as of September 30, 2025 and for the three and six months ended September 30, 2025 and 2024 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, deferred commissions, goodwill, and purchased intangible assets. Actual results could differ from those estimates.

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
Accounting Standards Update ("ASU") No. 2025-05 (Topic 326): Financial Instrument - Credit Losses
In July 2025, the Financial Accounting Standards Board ("FASB") issued a new standard to simplify the estimation of credit losses. The standard provides a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.
		We early adopted this standard as of April 1, 2025 and elected to apply the related practical expedient.	This standard did not have a significant impact on our results of operations, cash flows, financial condition, or disclosures.

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
Partner A accounted for approximately 31% and 37% of our total revenues for the three months ended September 30, 2025 and 2024, respectively, and 32% and 36% of our total revenues for the six months ended September 30, 2025 and 2024, respectively. In addition, Partner A represented approximately 26% and 29% of our total accounts receivable as of September 30, 2025 and March 31, 2025, respectively.
Partner B accounted for approximately 12% and 11% of our total revenues for the three months ended September 30, 2025 and 2024, respectively, and 12% and 10% of our total revenues for the six months ended September 30, 2025 and 2024, respectively. Partner B accounted for approximately 10% of our total accounts receivable as of September 30, 2025. Total accounts receivable as of March 31, 2025 for Partner B were less than 10%.
Convertible Senior Notes
In September 2025, we issued $900,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “Notes”), which we account for as a liability in their entirety, measured at amortized cost. Debt issuance costs incurred in connection with the issuance of the Notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding Notes. These costs are amortized using the effective interest rate method over the term of the Notes and are included within interest expense on the consolidated statements of operations.

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
The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. We held an investment in equity securities of $6,076 as of September 30, 2025, which was valued using the measurement alternative as permitted under ASC 321, Investments - Equity Securities. This investment is included in other assets in the accompanying consolidated balance sheets.
There were no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2025. The following table summarizes the composition of our financial liabilities measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$873	$873
Based on the actual achievement of certain financial metrics as of June 30, 2025, the contingent consideration arrangement related to the acquisition of Appranix, Inc. resulted in final aggregate consideration of $1,855, of which $1,527 was paid in the fourth quarter of fiscal 2025 and $328 was paid during the second quarter of fiscal 2026. The liability, with a fair value of $873 as of March 31, 2025 and classified as a Level 3 investment, was adjusted accordingly, resulting in a $545 reduction in operating expenses on our consolidated statements of operations during the first quarter of fiscal 2026. As the contingent consideration arrangement has been fully settled, no liability remains on our consolidated balance sheets as of September 30, 2025.

Financial Instruments for Which Fair Value Is Only Disclosed
We report our financial instruments at fair value with the exception of the Notes. As of September 30, 2025, the estimated fair value of the Notes was $927,090. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and are considered a Level 2 measurement. Refer to Note 14 of the notes to the consolidated financial statements for further details.
Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $9,763 as of September 30, 2025, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $944 as of September 30, 2025.

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

Our finite-lived purchased intangible assets consist of developed technology and customer relationships acquired through business acquisitions. Developed technology is generally valued using income-based approaches, such as the relief from royalty or multi-period excess earnings methods, and typically has an economic life of five years. Customer relationships are valued using similar income-based methods and have an economic life of ten years. All of our intangible assets are amortized on a straight-line basis over their respective useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. Impairment losses are recognized if the carrying amount of an intangible asset is both not recoverable and exceeds its fair value.
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
Term-based License
Term-based license revenue typically includes revenue from the license portion of time-based subscription arrangements which are deployed on-premise. The revenue from these licenses is typically recognized when the software is delivered or made available for download.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Americas	$168,125	$144,408	$339,053	$283,133
International	108,063	88,870	219,113	174,817
Total revenues	$276,188	$233,278	$558,166	$457,950

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses and SaaS), customer support and other services. As of September 30, 2025, our remaining performance obligations (inclusive of deferred revenue) were $853,543, of which approximately 61% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter.

Remaining performance obligations, excluding deferred revenue, related to subscription arrangements, customer support revenue and other services were $95,302, $52,955, and $29,564, respectively. Of these balances, we expect approximately 49% of subscription arrangements, 36% of customer support and 100% of other services to be recognized as revenue over the next 12 months and the remainder recognized thereafter. We expect approximately 16% of subscription arrangements and 9% of customer support remaining performance obligations to be recognized as revenue in the third quarter of fiscal 2026. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.

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

In some arrangements we allow customers to pay for term-based licenses over the term of the software license. When a term-based license arrangement contains payment terms that extend beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license and is recognized as interest income over the extended payment period. The total license fee net of the significant financing component is recognized as revenue at the point in time when the software is transferred to the customer. Interest income from significant financing components was not material for the three and six months ended September 30, 2025 and 2024.

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

	Accounts receivable	Unbilled receivable (current)	Unbilled receivable (long-term)	Deferred revenue (current)	Deferred revenue (long-term)
Opening balance as of March 31, 2025	$222,400	$29,595	$31,343	$402,930	$223,282
Increase/(decrease)	(27,013)	9,824	(180)	20,017	29,326
Ending balance as of September 30, 2025	$195,387	$39,419	$31,163	$422,947	$252,608

The net decrease in accounts receivable (inclusive of unbilled receivables) is primarily the result of the timing of our billings and cash collections. The increase in deferred revenue is primarily the result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period and an increase in deferred customer support revenue.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $119,244 and $264,029 for the three and six months ended September 30, 2025, respectively. The majority of this revenue consists of SaaS and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Business Combination
On August 28, 2025, we completed the acquisition of 100% of the shares of Satori Cyber, Ltd. ("Satori"), an Israel-based data and AI security company, for a preliminary purchase price of $28,257 in cash consideration. The primary reason for the acquisition was to extend and enhance our product portfolio with data security and AI governance solutions.
During the three and six months ended September 30, 2025, we incurred acquisition-related costs of $1,257, which were included in general and administrative expenses. The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

Assets acquired and liabilities assumed:
Cash	$2,242
Trade accounts receivable	267
Other current assets and Other assets	272
Operating lease assets	381
Deferred tax assets, net	1,119
Developed technology	3,700
Accounts payable and Accrued liabilities	(671)
Operating lease liabilities	(381)
Long-term tax reserves	(2,469)
Deferred revenue	(1,264)
Total identifiable net assets acquired and liabilities assumed	3,196
Goodwill	25,061
Total purchase price	$28,257
The purchase price allocation is preliminary as it relates to customary closing adjustments and the valuation of income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.
The pro forma financial information of the above business acquisition, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

5.    Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the residual purchase price paid in business combinations after the fair value of all identified assets and liabilities have been recorded. It includes the estimated value of the integration of acquired technology into current product offerings, the potential expansion with new customers, the opportunity to further develop sales relationships with new customers and intangible assets that do not qualify for separate recognition. Goodwill is not amortized and there were no impairments to the carrying amounts of goodwill during the six months ended September 30, 2025 and 2024. Approximately $35,033 of the goodwill recorded is expected to be deductible for income tax purposes.
Changes in goodwill during the six months ended September 30, 2025 were as follows:

Total
Balance as of March 31, 2025	$185,255
Additions	25,061
Balance as of September 30, 2025	$210,316
Intangible Assets, Net
Intangible assets consist of developed technology and customer relationships. Developed technology acquired in fiscal 2026 and 2025 has an estimated useful life of five years. Previously acquired developed technology had an estimated useful life of three years, and was fully amortized as of the end of fiscal 2025. Customer relationships acquired in fiscal 2025 have an estimated useful life of ten years. All of our intangible assets are amortized on a straight-line basis. Purchased intangible assets, net of amortization are summarized below:

	September 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,800	$(380)	$3,420	$3,800	$(190)	$3,610
Developed technology	27,050	(8,244)	18,806	23,350	(6,223)	17,127
Total intangible assets	$30,850	$(8,624)	$22,226	$27,150	$(6,413)	$20,737
During the six months ended September 30, 2025, we acquired developed technology valued at $3,700 as part of the acquisition of Satori. Amortization expense from acquired intangible assets was $1,140 and $2,211 for the three and six months ended September 30, 2025, respectively, and $573 and $1,146 for the three and six months ended September 30, 2024, respectively.
As of September 30, 2025, future amortization expense associated with intangible assets with finite lives is expected to be:

Year ending March 31,
2026 (remaining)	$2,511
2027	5,023
2028	5,023
2029	5,023
2030	2,637
Thereafter	2,009
Total	$22,226

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

7.    Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the vesting of restricted stock units ("RSUs"), performance stock units ("PSUs"), common shares to be purchased under the Employee Stock Purchase Plan ("ESPP"), the exercise of stock options, and, if dilutive, the conversion spread on convertible notes. The dilutive effect of RSUs, PSUs, ESPP purchases, and the exercise of stock options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of the Notes is calculated using the if-converted method. See Note 14 of the notes to the consolidated financial statements for further details of the Notes.

The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$14,730	$15,565	$38,226	$34,092
Basic net income per common share:
Basic weighted average shares outstanding	44,406	43,770	44,366	43,724
Basic net income per common share	$0.33	$0.36	$0.86	$0.78
Diluted net income per common share:
Basic weighted average shares outstanding	44,406	43,770	44,366	43,724
Dilutive effect of restricted stock units	789	1,344	898	1,371
Diluted weighted average shares outstanding	45,195	45,114	45,264	45,095
Diluted net income per common share	$0.33	$0.35	$0.84	$0.76

The diluted weighted average shares outstanding excludes RSUs, PSUs, common shares to be purchased under the ESPP and outstanding stock options totaling 71 and 210 for the three months ended September 30, 2025 and 2024, respectively, and 64 and 218 for the six months ended September 30, 2025 and 2024, respectively, because the effect of including them would have been anti-dilutive. In addition, the Notes were excluded from diluted EPS as their inclusion would have been anti-dilutive.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

8.    Commitments and Contingencies
We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

9.    Capitalization
On April 17, 2025, our board of directors (the "Board") approved an increase of the existing share repurchase program so that $250,000 was available. The Board's authorization has no expiration date. For the six months ended September 30, 2025, we repurchased $146,073 of our common stock, or approximately 819 shares, of which $117,660, or approximately 658 shares, was made in connection with the Notes. The shares repurchased during the period were funded primarily from the net proceeds received from the issuance of the Notes, as well as from existing cash and cash equivalents balances and cash flows provided by our operations. The remaining amount available under the current authorization as of September 30, 2025 was $103,927.

10.    Stock Plans
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the three and six months ended September 30, 2025 and 2024. Stock-based compensation is attributable to RSUs, PSUs and the ESPP.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$1,323	$1,374	$2,572	$2,955
Sales and marketing	12,757	11,631	25,343	21,117
Research and development	7,752	5,555	14,822	10,719
General and administrative	9,981	7,663	19,181	13,828
Restructuring	411	180	486	4,188
Stock-based compensation expense	$32,224	$26,403	$62,404	$52,807

As of September 30, 2025, there was $162,735 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of 1.59 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Restricted Stock Units
Restricted stock unit activity for the six months ended September 30, 2025 was as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2025	1,806	$111.75
Awarded	508	184.61
Vested	(721)	97.18
Forfeited	(73)	124.46
Non-vested as of September 30, 2025	1,520	$142.78

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The weighted average fair value of RSUs awarded was $181.16 and 184.61 per unit during the three and six months ended September 30, 2025, respectively, and $142.87 and $122.00 per unit during the three and six months ended September 30, 2024, respectively. The weighted average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the six months ended September 30, 2025, we granted approximately 78 PSUs to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2026 and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 300% (234 shares) based on actual fiscal 2026 performance. The vesting quantity of these awards may vary based on actual fiscal 2026 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock units table.
Awards with a Market Condition
In the six months ended September 30, 2025, we granted approximately 78 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the succeeding three years from grant date. The awards vest in three annual tranches and have the potential to vest between 0% and 300% (234 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the six months ended September 30, 2025 was $288.47 per unit. The awards are included in the restricted stock units table.
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 45 shares in exchange for $6,974 of proceeds in the six months ended September 30, 2025, and 68 shares in exchange for $5,486 of proceeds in the six months ended September 30, 2024. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for the six months ended September 30, 2025 and 2024 was $2,593 and $1,701, respectively. As of September 30, 2025, there was approximately $2,114 of unrecognized cost related to the current offering period of our ESPP.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

11.    Income Taxes
Income tax expense was $370 and $3,757 in the three and six months ended September 30, 2025, respectively, compared to income tax expense of $1,095 and $3,222 in the three and six months ended September 30, 2024, respectively. The change in income tax expense compared to the prior year period relates primarily to estimated current federal taxes.
The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal 2026. The Company is continuing to evaluate the impact of these provisions on its financial statements, but an estimate of the financial impact has been included in our operating results for the three and six months ended September 30, 2025. The OBBBA did not have a material impact to our income tax provision for the three and six months ended September 30, 2025.

12.     Segment Information
We operate as a single reportable segment as we report financial information, including net income determined in accordance with GAAP, among other measures, on a consolidated basis to our Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income to make operating decisions, allocate resources, and evaluate financial performance, primarily by monitoring actual results compared to forecasted results, as well as by reviewing year-over-year results and trending historical performance. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of actual versus forecasted results are used in assessing the performance of the segment.
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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
United States	$150,608	$129,988	$307,507	$247,720
Other	125,580	103,290	250,659	210,230
Total revenues	$276,188	$233,278	$558,166	$457,950
No individual country other than the United States accounted for 10% or more of revenues for the three and six months ended September 30, 2025 and 2024. Revenue included in the “Other” caption above primarily relates to our operations in Europe, Australia, Canada and Asia.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

13.    Restructuring
We initiated a restructuring plan in the first quarter of fiscal 2026 intended to optimize our Business Technology organization. The objective of this plan is to realign the workforce, invest in emerging capabilities, modernize the technology landscape, and streamline operations to operate with greater agility and customer focus. We anticipate the workforce realignment and identification of planned technology changes will be completed in fiscal 2026, and the remaining activities under the restructuring plan, including the technology transitions, are expected to be completed in fiscal 2027. Charges incurred to date relate primarily to severance and associated costs from headcount reductions and stock-based compensation resulting from modifications to existing awards granted to certain employees impacted by the plan. The majority of the workforce realignment costs have been incurred in the first half of fiscal 2026.
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
For the three and six months ended September 30, 2025 and 2024, restructuring charges were comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Employee severance and related costs	$1,018	$386	$1,180	$655
Lease exit costs (1)	—	—	—	402
Stock-based compensation	411	180	486	4,188
Total restructuring charges	$1,429	$566	$1,666	$5,245
(1) Lease exit costs relate to one office for the six months ended September 30, 2024.

Restructuring accrual
The accrual activity related to our restructuring plans for the six months ended September 30, 2025 was as follows:

Total (1)
Beginning balance	$790
Employee severance and related costs	1,180
Payments	(1,604)
Ending balance	$366
(1) During the six months ended September 30, 2025, there were no new charges incurred and $726 in payments made related to our prior restructuring plan that was completed in fiscal 2025. The amount included in the ending balance as of September 30, 2025 related to the completed plan was not significant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

14.    Debt
Convertible Senior Notes
On September 5, 2025, we issued $900,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “Notes”), including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $115,000 aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated September 5, 2025 (the “Indenture”), between Commvault and U.S. Bank Trust Company, National Association, as trustee. The Notes are senior, unsecured obligations and do not bear regular interest; however, special interest and additional interest, if any, may accrue on the Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture. The Notes mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial debt issuance costs, was $878,621.
Noteholders will have the right to convert their Notes before March 15, 2030 only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending on December 31, 2025, if the Last Reported Sale Price (as defined in the Indenture) per share of our common stock exceeds 130% of the conversion price (as described below) for each of at least 20 Trading Days (as defined in the Indenture) (whether or not consecutive) during a period of 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any ten consecutive Trading Day period (the “Measurement Period”) in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than 98% of the product of the Last Reported Sale Price per share of the common stock on such Trading Day and the conversion rate (as described below) on each Trading Day; (3) upon the occurrence of specified corporate events or distributions on the common stock as set forth in the Indenture; or (4) if the Company calls such Notes for redemption.
On or after March 15, 2030, until the close of business on the second Scheduled Trading Day (as defined in the Indenture) immediately before the maturity date, the Notes will be convertible at the option of the noteholders at any time, in multiples of $1,000 principal amount. The conversion rate for the Notes will initially be 4.2215 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $236.88 per share of common stock. The conversion rate is subject to adjustment upon certain events. Upon conversion, consideration due will consist of cash, up to the principal amount of the Notes to be converted, and, for any conversion value in excess of principal, cash or shares of our common stock, at our election.
We may not redeem the Notes at our option at any time before September 22, 2028. We will have the option to redeem the Notes, in whole or in part, on or after September 22, 2028 and before the 41st Scheduled Trading Day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date, but only if (i) the Notes are Freely Tradable (as defined in the Indenture); and (ii) the Last Reported Sale Price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 Trading Days, whether or not consecutive, during the 30 consecutive Trading Days ending on, and including, the Trading Day immediately before the date we send the related redemption notice; and (2) the Trading Day immediately before the date we send such notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change (as defined in the Indenture) with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption. Pursuant to the partial redemption limitation, we may not elect to redeem less than all of the outstanding Notes unless at least $100,000 aggregate principal amount of Notes are outstanding and not subject to redemption as of the time we send the related redemption notice.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The net carrying amount of the Notes was as follows:

September 30, 2025
Principal amount	$900,000
Unamortized debt issuance costs	(21,073)
Net carrying amount	$878,927
Amortization of debt issuance costs incurred related to the Notes for the three and six months ended September 30, 2025 was $306. The debt issuance costs are being amortized into interest expense on the consolidated statements of operations over the term of the Notes at an effective interest rate of 0.48%.
Capped Calls
In connection with the pricing of the Notes and the exercise in full by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions (the "Capped Calls") with certain affiliates of certain initial purchasers of the Notes and other financial institutions.
The Capped Calls each have an initial strike price of $236.88 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $357.56 per share, subject to certain adjustments. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
For accounting purposes, the Capped Calls are treated as separate transactions from, and not part of, the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification. The Notes and the Capped Calls have been integrated for tax purposes. The impact of this tax treatment results in the Capped Calls being deductible with the cost of the Capped Calls qualifying as original issue discount for tax purposes over the term of the Notes.
Revolving Credit Facility
On April 15, 2025, we refinanced our existing $100,000 senior secured revolving credit facility, replacing it with a new five-year $300,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of September 30, 2025, there were no borrowings under the Credit Facility and we were in compliance with all covenants.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

We have deferred the expense related to debt issuance costs associated with the Credit Facility, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of September 30, 2025 were $1,857. The amortization of debt issuance costs and interest expense related to the Credit Facility incurred for the three and six months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$102	$29	$187	$58
Interest expense	192	64	360	127
Total charges	$294	$93	$547	$185

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as such risks and uncertainties may be updated from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," "our," or the "Company") aims to provide its customers cyber resiliency by protecting and recovering their data and cloud-native applications in a world of increasing cyber threats and attacks, including ransomware. We provide products and services across many types of environments, including on-premise, hybrid and multi-cloud. Our offerings are delivered via self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners.
Sources of Revenues
We generate revenues through subscription arrangements, which includes both term-based software licenses and SaaS, perpetual software licenses, customer support contracts and other services. A significant portion of our total revenues comes from subscription arrangements, whether deployed on-premise (term-based license) or delivered via hosted cloud SaaS solutions. These arrangements are economically and contractually similar, as customers receive access to our software for a specified term under binding agreements. We are focused on these types of recurring revenue arrangements.
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
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, original equipment manufacturers, and marketplaces. Revenue generated through indirect distribution channels accounted for approximately 90% of total revenues in both the six months ended September 30, 2025 and 2024. Revenue generated through direct distribution channels accounted for approximately 10% of total revenues in both the six months ended September 30, 2025 and 2024. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of revenue generated through our distribution channels from time-to-time. We believe that the growth of our revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have non-exclusive distribution agreements with certain partners who enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. For the six months ended September 30, 2025 and 2024, Partner A accounted for approximately 32% and 36% of our total revenues, respectively. Separately, Partner B accounted for approximately 12% and 10% of our total revenues for the six months ended September 30, 2025 and 2024, respectively. If these partners discontinue or reduce the sales of our solutions or if our agreements with them were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace them, there could be a material adverse effect on our future business.

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
For additional information on how we recognize revenue, see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	September 30,
	2025	2024
Total ARR	$1,043.3	$853.3
% Growth	22%	20%
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

	September 30,
	2025	2024
Subscription ARR	$893.7	$687.1
% Growth	30%	30%

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

	September 30,
	2025	2024
SaaS ARR	$335.7	$214.8
% Growth	56%	64%
SaaS Net Dollar Retention Rate (SaaS NRR)
SaaS NRR is the percentage of SaaS ARR retained from existing customers at the start of an annual period after accounting for expansion revenue, churn, and downgrades. It is presented on a constant currency basis using exchange rates as of March 31, 2025. Acquired SaaS ARR is excluded until the acquisition is fully integrated, which we generally expect to occur twelve months from the closing date. We believe our SaaS Net Dollar Retention Rate offers valuable insight into the year-over-year expansion of our existing customer base, reflecting both increased utilization of current products and services as well as the adoption of additional offerings.

	September 30,
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 45% and 46% of our total revenues for the six months ended September 30, 2025 and 2024, respectively. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2024, our total revenues would have been lower by $4.2 million, our cost of revenues would have been lower by $0.1 million and our operating expenses would have been lower by $0.8 million from non-U.S. operations for the three months ended September 30, 2025. Using the average foreign currency exchange rates from the six months ended September 30, 2024, our total revenues would have been lower by $9.2 million, our cost of revenues would have been lower by $0.3 million and our operating expenses would have been lower by $2.3 million from non-U.S. operations for the six months ended September 30, 2025.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.9 million and $2.1 million for the three and six months ended September 30, 2025, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million for the three and six months ended September 30, 2024.

Critical Accounting Policies
In presenting our consolidated financial statements in conformity with GAAP, we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2025 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Revenues ($ in millions)

	Three Months Ended September 30,
	2025	2024	% Change
Subscription:
Term-based license	$92.6	$84.4	10%
SaaS	80.0	49.6	61%
Total subscription	172.7	134.0	29%
Perpetual license	12.1	10.5	15%
Customer support	80.2	77.7	3%
Other services	11.2	11.0	2%
Total revenues	$276.2	$233.3	18%
–Total revenues increased $42.9 million, or 18% year over year, driven by increases in both term-based license revenue and SaaS revenue. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Term-based license revenue increased $8.2 million, or 10% year over year, as a result of a 17% increase in transaction volume tempered by a shift in term duration which reduced average deal size period over period.
–SaaS revenue increased $30.4 million, or 61% year over year, as a result of growth in SaaS ARR driven by both new customer acquisitions and expansion of our existing customer base.
–Perpetual license revenue increased $1.6 million, or 15% year over year. Perpetual licenses are generally only sold in certain verticals and geographies.
–Customer support revenue increased $2.5 million, or 3% year over year, driven by a $7.9 million increase in customer support revenue related to term-based license arrangements, partially offset by a $5.4 million decrease in customer support revenue attached to perpetual license support renewals.
–Other services revenue increased $0.2 million, or 2% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 61% and 39% of total revenues, respectively, for the three months ended September 30, 2025. Total revenues increased 16% and 22% year over year in the Americas and International, respectively.
▪The increase in Americas total revenues was primarily due to increases of 5% and 76% in term-based license and SaaS revenues, respectively, partially offset by a 26% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription software arrangements. Customer support revenue decreased 1% year over year. Other services revenue decreased 7% year over year primarily due to the timing professional services were delivered compared to the same period of the prior year.
▪The increase in International total revenues was due to increases of 22%, 39%, 41%, 9% and 16% in term-based license, SaaS, perpetual license, customer support and other services revenues, respectively, as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended September 30,
	2025		2024
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription:
Term-based license	$2.4	97%	$2.4	97%
SaaS	29.2	64%	17.2	65%
Total subscription	31.6	82%	19.5	85%
Perpetual license	0.2	98%	0.4	96%
Customer support	14.8	81%	15.3	80%
Other services	8.4	25%	7.6	31%
Total cost of revenues	$55.0	80%	$42.9	82%

–Total cost of revenues increased $12.2 million and represented 20% of our total revenues for the three months ended September 30, 2025 compared to 18% for the three months ended September 30, 2024.
–Cost of term-based license revenue remained flat compared to the same period of the prior year, representing 3% of our term-based license revenue for the three months ended September 30, 2025 and 2024.
–Cost of SaaS revenue increased $12.0 million and represented 36% of our SaaS revenue for the three months ended September 30, 2025 compared to 35% for the three months ended September 30, 2024. The year over year increase is primarily the result of incremental hosting costs associated with acquisitions and an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.2 million and represented 2% of our perpetual revenue for the three months ended September 30, 2025 compared to 4% for the three months ended September 30, 2024.
–Cost of customer support revenue decreased $0.5 million and represented 19% of our customer support revenue for the three months ended September 30, 2025 compared to 20% for the three months ended September 30, 2024.
–Cost of other services revenue increased $0.8 million and represented 75% of our other services revenue for the three months ended September 30, 2025 compared to 69% for the three months ended September 30, 2024.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $20.3 million, or 20%, primarily driven by a $12.5 million increase in employee compensation and sales commissions associated with increases in headcount and revenues relative to the same period in the prior year, including an increase of $1.1 million in stock-based compensation. In addition, there was an increase year over year of $3.5 million due to higher spending on marketing initiatives, which included in-person events and travel.
–Research and development expenses increased $6.0 million, or 18%, driven by an increase of $3.1 million in employee compensation and related expenses, including an increase of $2.2 million in stock-based compensation. The increase in employee compensation and related expenses is primarily driven by additional headcount, including headcount related to acquisitions. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $8.4 million, or 25%, driven by an increase of $6.1 million in employee compensation and related expenses, including an increase of $2.3 million in stock-based compensation. In addition, we incurred $1.8 million in legal and consulting expenses in the second quarter of fiscal 2026 as a result of our response to a non-routine security matter that did not occur in the same period in the prior year.
–Depreciation and amortization expense increased $0.6 million, driven by the acquisition of intangible assets.
–Restructuring: Our restructuring plan, initiated in the first quarter of fiscal 2026, is intended to optimize our Business Technology organization. Restructuring expenses were $1.4 million for the three months ended September 30, 2025. These charges relate primarily to severance and associated costs from headcount reductions and include $0.4 million of stock-based compensation resulting from modifications to existing awards granted to certain employees impacted by the plan. We anticipate the workforce realignment and identification of planned technology changes will be completed in fiscal 2026, and the remaining activities under the restructuring plan, including the technology transitions, are expected to be completed in fiscal 2027. Restructuring expenses were $0.6 million for the three months ended September 30, 2024 related to a prior restructuring plan that was completed in fiscal 2025.
Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

Income Tax Expense
Income tax expense was $0.4 million in the three months ended September 30, 2025 compared to expense of $1.1 million in the three months ended September 30, 2024. The decrease in income tax expense compared to the same period in the prior year relates primarily to estimated current federal taxes. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal 2026. The Company is continuing to evaluate the impact of these provisions on its financial statements, but an estimate of the financial impact has been included in our operating results for the three months ended September 30, 2025. The OBBBA did not have a material impact to our income tax provision for the three months ended September 30, 2025.

Six months ended September 30, 2025 compared to six months ended September 30, 2024
Revenues ($ in millions)

	Six Months Ended September 30,
	2025	2024	% Change
Subscription:
Term-based license	$201.9	$164.8	23%
SaaS	152.5	93.3	63%
Total subscription	354.4	258.1	37%
Perpetual license	19.4	24.3	(20)%
Customer support	159.3	154.0	3%
Other services	25.1	21.6	16%
Total revenues	$558.2	$458.0	22%
–Total revenues increased $100.2 million, or 22% year over year, driven primarily by increases in both term-based license revenue and SaaS revenue, partially offset by a decrease in perpetual license revenue. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Term-based license revenue increased $37.1 million, or 23% year over year, primarily due to a 22% increase in larger transactions (deals greater than $0.1 million) period over period. This increase was driven by a 20% increase in transaction volume.
–SaaS revenue increased $59.2 million, or 63% year over year, as a result of growth in SaaS ARR driven by both new customer acquisitions and expansion of our existing customer base.
–Perpetual license revenue decreased $4.9 million, or 20% year over year. Perpetual licenses are generally only sold in certain verticals and geographies.
–Customer support revenue increased $5.3 million, or 3% year over year, driven by a $15.7 million increase in customer support revenue related to term-based license arrangements, partially offset by a $10.4 million decrease in support attached to perpetual license support renewals.
–Other services revenue increased $3.5 million, or 16% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 61% and 39% of total revenues, respectively, for the six months ended September 30, 2025. Total revenues increased 20% and 25% year over year in the Americas and International, respectively.

▪The increase in Americas total revenues was primarily due to increases of 10% and 79% in term-based license and SaaS revenues, respectively, partially offset by a 32% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription software arrangements. Customer support remained flat compared to the same period of the prior year. Other services revenues increased 18% primarily due to the timing professional services were delivered compared to the same period of the prior year.
▪The increase in International total revenues was due to increases of 54%, 40%, 8% and 13% in term-based license, SaaS, customer support and other services revenues, respectively, partially offset by a decrease of 13% in perpetual license revenue, as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Six Months Ended September 30,
	2025		2024
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription:
Term-based license	$4.7	98%	$4.1	97%
SaaS	55.2	64%	32.9	65%
Total subscription	59.8	83%	37.1	86%
Perpetual license	0.4	98%	0.8	97%
Customer support	29.1	82%	29.6	81%
Other services	16.5	34%	15.2	30%
Total cost of revenues	$105.8	81%	$82.7	82%

–Total cost of revenues increased $23.2 million and represented 19% of our total revenues for the six months ended September 30, 2025 compared to 18% for the six months ended September 30, 2024.
–Cost of term-based license revenue increased $0.5 million and represented 2% of our term-based license revenue for the six months ended September 30, 2025 compared to 3% for the six months ended September 30, 2024.
–Cost of SaaS revenue increased $22.2 million and represented 36% of our SaaS revenue for the six months ended September 30, 2025 compared to 35% for the six months ended September 30, 2024. The year over year increase is primarily the result of incremental hosting costs associated with acquisitions and an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.3 million and represented 2% of our total perpetual revenue for the six months ended September 30, 2025 compared to 3% for the six months ended September 30, 2024.
–Cost of customer support revenue decreased $0.5 million and represented 18% of our total customer support revenue for the six months ended September 30, 2025 compared to 19% for the six months ended September 30, 2024.
–Cost of other services revenue increased $1.3 million and represented 66% of our total other services revenue for the six months ended September 30, 2025 compared to 70% for the six months ended September 30, 2024. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $46.8 million, or 24%, primarily driven by a $25.8 million increase in employee compensation and sales commissions associated with increases in headcount and revenues relative to the same period in the prior year, including an increase of $4.2 million in stock-based compensation. In addition, there was an increase year over year of $12.6 million due to higher spending on marketing initiatives, which included in-person events and travel.
–Research and development expenses increased $13.0 million, or 19%, driven by an increase of $8.5 million in employee compensation and related expenses, including an increase of $4.1 million in stock-based compensation. The increase in employee compensation and related expenses is primarily driven by additional headcount, including headcount related to acquisitions. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $18.9 million, or 29%, driven by an increase of $14.4 million in employee compensation and related expenses, including an increase of $5.4 million in stock-based compensation. In addition, we incurred $1.8 million in legal and consulting expenses in the second quarter of fiscal 2026 as a result of our response to a non-routine security matter that did not occur in the same period in the prior year.
–Depreciation and amortization expense increased $1.2 million, or 31%, driven by the acquisition of intangible assets.
–Restructuring: Our restructuring plan, initiated in the first quarter of fiscal 2026, is intended to optimize our Business Technology organization. Restructuring expenses were $1.7 million for the six months ended September 30, 2025. These charges relate primarily to severance and associated costs from headcount reductions and include $0.5 million of stock-based compensation resulting from modifications to existing awards granted to certain employees impacted by the plan. We anticipate the workforce realignment and identification of planned technology changes will be completed in fiscal 2026, and the remaining activities under the restructuring plan, including the technology transitions, are expected to be completed in fiscal 2027. Restructuring expenses were $5.2 million for the six months ended September 30, 2024 related to a prior restructuring plan that was completed in fiscal 2025.
Risks associated with our restructuring plan include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

–Change in contingent consideration: During the first quarter of fiscal 2026, we recorded a reduction to expense of $0.5 million related to the final achievement under our contingent consideration arrangement related to the acquisition of Appranix, Inc. The arrangement, with final aggregate consideration of $1.9 million, was contingent upon meeting certain financial metrics by June 30, 2025 and could have ranged up to $4.0 million.

Income Tax Expense
Income tax expense was $3.8 million in the six months ended September 30, 2025 compared to expense of $3.2 million in the six months ended September 30, 2024. The increase in income tax expense compared to the same period in the prior year relates primarily to estimated current federal taxes. The OBBBA, enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal 2026. The Company is continuing to evaluate the impact of these provisions on its financial statements, but an estimate of the financial impact has been included in our operating results for the six months ended September 30, 2025. The OBBBA did not have a material impact to our income tax provision for the six months ended September 30, 2025.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of September 30, 2025, our cash and cash equivalents balance was $1,063.6 million, of which approximately $280.0 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes.
On September 5, 2025, we completed a private offering of senior, unsecured convertible notes (the "Notes"), with an aggregate principal amount of $900.0 million. Net proceeds after deducting initial debt issuance costs were approximately $878.6 million. In connection with the Notes, we entered into capped call transactions (the "Capped Calls") which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $99.6 million of the net proceeds of the Notes to purchase the Capped Calls. Upon conversion, consideration will consist of cash, up to the principal amount of the Notes to be converted, and, for any conversion in excess of principal, cash or shares of our common stock, at our election.
On April 15, 2025, we refinanced our existing $100.0 million senior secured revolving credit facility, replacing it with a new five-year $300.0 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of September 30, 2025, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 17, 2025, the Board approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date. For the six months ended September 30, 2025, we repurchased $146.1 million of our common stock, of which $117.7 million was used in connection with the Notes and paid from the net proceeds. The remaining amount available under the current authorization as of September 30, 2025 was $103.9 million.

Our summarized cash flow information is as follows (in millions):

	Six Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$108.5	$100.3
Net cash used in investing activities	(2.9)	(24.3)
Net cash provided by (used in) financing activities	639.0	(92.2)
Effects of exchange rate - changes in cash	16.9	6.5
Net increase (decrease) in cash and cash equivalents	$761.5	$(9.7)

–Net cash provided by operating activities was impacted by net income adjusted for the impact of non-cash charges, an increase in deferred revenue and a decrease in accounts receivable, partially offset by a decrease in accrued expenses.
–Net cash used in investing activities was the result of $26.0 million for the acquisition of Satori Cyber Ltd., $6.6 million for the purchase of equity securities and $5.1 million of capital expenditures, partially offset by $34.8 million of net proceeds from the sale of Commvault's corporate headquarters.
–Net cash provided by financing activities was the result of $900.0 million of proceeds from the issuance of the Notes and $7.0 million of proceeds from the ESPP, partially offset by $146.1 million of repurchases of our common stock, $99.6 million for the purchase of the Capped Calls and $22.2 million of payment of debt issuance costs.
Working capital increased $737.6 million from $80.0 million as of March 31, 2025 to $817.6 million as of September 30, 2025. The net increase in working capital was primarily the result of an increase in cash and cash equivalents from the issuance of convertible notes and a decrease in accrued liabilities, partially offset by an increase in the current portion of deferred revenue.
Our primary cash needs over the next 12 months and longer term include working capital requirements, income taxes, capital expenditures, potential stock repurchases and the potential cash portion of consideration upon conversion or at maturity of our 0% convertible senior notes due 2030. We have discretion to settle conversion consideration above principal in cash, stock, or a combination; the timing and amount of any related cash outflows will depend on our stock price, conversion activity, and our financing strategy. We believe our existing cash and cash flows from operations are sufficient to meet these cash requirements for at least the next 12 months.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Convertible Senior Notes
On September 5, 2025, we issued our Notes with an aggregate principal amount of $900.0 million. In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped calls transactions are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
We do not have economic interest rate exposure on the Notes as the notes have a 0% interest rate; however, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2025, we carried the Notes at face value less unamortized debt issuance costs on our consolidated balance sheets. For further information refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 45% of our sales were outside the United States for the six months ended September 30, 2025. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
Transaction Exposure
Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts. Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction losses of approximately $0.9 million and $2.1 million for the three and six months ended September 30, 2025, respectively. We recognized net foreign currency transaction losses of approximately $0.3 million for the three and six months ended September 30, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results. Please refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for additional information.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which are incorporated herein by reference, and could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
There have been no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, other than the following:

Risks Related to Our Convertible Senior Notes
We may lack the cash or financing capacity to satisfy required cash payments under the Notes, including upon conversion, following a fundamental change, or at maturity.
On September 5, 2025, we issued $900 million aggregate principal amount of 0% convertible senior notes due 2030 (the “Notes”) pursuant to an indenture (the “Indenture”) and entered into related capped call transactions (the “Capped Calls”). If a Fundamental Change occurs (as defined in the Indenture), holders may require us to repurchase the Notes in cash at 100% of principal plus any special or additional interest (together capped at 0.50% per annum). If holders convert, we may elect to settle in cash, shares, or a combination. We must also repay any Notes that remain outstanding at maturity in cash, which could require refinancing. Our ability to fund required cash amounts will depend on cash on hand, cash flows, and access to capital markets and credit facilities, and may be limited by law, regulation, or agreements governing our indebtedness. We may not redeem the Notes before September 22, 2028, and any optional redemption thereafter requires our common stock to trade at or above 130% of the conversion price for a specified period, which may affect the timing and magnitude of cash outflows. Failure to make a required cash payment would constitute a default under the Indenture and could result in cross-defaults or accelerations under other indebtedness.
The conditional conversion feature of the Notes, if triggered, may adversely affect our liquidity, financial condition, and results of operations.
If the conditional conversion feature of the Notes is triggered, holders may convert their Notes during specified periods. Unless we elect to satisfy our conversion obligation solely by delivering shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect liquidity. Even if no conversions occur, applicable accounting rules could require us to reclassify all or a portion of the Notes as current liabilities, reducing our reported working capital.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock, and the Capped Calls may provide only partial offset.
The Notes are initially convertible at 4.2215 shares per $1,000 principal amount, equivalent to an initial conversion price of approximately $236.88 per share. If we elect to settle conversions in shares, existing stockholders will be diluted. The conversion rate is subject to adjustment upon certain events and may be increased for a limited period in connection with specified corporate events, which could amplify dilution. The Capped Calls offset dilution only up to an initial cap of approximately $357.56 per share, and above that level dilution will not be mitigated. In addition, the existence of the Notes may encourage short selling by market participants, because conversions can be used to satisfy short positions, and expectations of potential conversion could depress our common stock price.
Hedging activity by Capped Call counterparties may affect the trading price of our stock and the value of the Notes.
Banks party to the Capped Calls (or their affiliates) may establish, adjust, or unwind hedges in our common stock or related derivatives, including during any conversion observation period and around redemption or unwind events, which could increase or decrease the trading price of our common stock and, during an observation period, affect the amount of conversion consideration and the value of the Notes.
Accounting for the Notes and Capped Calls may increase volatility in our reported financial results.
The Notes and Capped Calls are subject to complex accounting requirements. Although the Capped Calls are accounted for in stockholders’ equity and therefore not remeasured each period, conversions and changes in our share count may affect diluted earnings per share, and application of the relevant accounting standards may introduce period-to-period volatility in our reported results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended September 30, 2025, we repurchased $131.0 million of common stock, or approximately 0.7 million shares, under our share repurchase program. As of September 30, 2025, the remaining amount available under the current authorization was $103.9 million. The following table summarizes our repurchases of common stock for the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)(1)
July 1, 2025 - July 31, 2025	77,188	$169.26	77,188	$221,886
August 1, 2025 - August 31, 2025	1,645	$181.69	1,645	$221,587
September 1, 2025 - September 30, 2025	658,125	$178.78	658,125	$103,927
Total	736,958	$177.79	736,958
(1) On April 17, 2025, the Board approved an increase of the existing share repurchase program so that $250.0 million was available. The Board's authorization has no expiration date.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
During the three months ended September 30, 2025, no directors or officers of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
4.1	Indenture, dated September 5, 2025, between Commvault Systems, Inc. and U.S. Bank Trust Company, N.A. as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated September 5, 2025).
4.2	Form of Global Note representing Commvault Systems, Inc.’s 0% Convertible Senior Notes due 2030 (included within Exhibit 4.1).
10.1	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated September 5, 2025).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Date:	October 29, 2025	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2025	By:	/s/ Jennifer DiRico
Jennifer DiRico
Chief Financial Officer
(Principal Financial Officer)