Form 10-Q
period 2025-12-31
COMMVAULT SYSTEMS INC
filed 2026-01-28
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of January 26, 2026, there were 43,974,387 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,026,346	$302,103
Trade accounts receivable, net	361,846	251,995
Assets held for sale	—	34,770
Other current assets	56,869	46,189
Total current assets	1,445,061	635,057
Deferred tax assets, net	151,879	133,378
Property and equipment, net	11,140	8,294
Operating lease assets	37,770	10,124
Deferred commissions cost	94,933	79,309
Intangible assets, net	20,971	20,737
Goodwill	210,840	185,255
Other assets	65,540	46,112
Total assets	$2,038,134	$1,118,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268	$373
Accrued liabilities	152,636	147,133
Current portion of operating lease liabilities	6,992	4,614
Deferred revenue	456,732	402,930
Total current liabilities	616,628	555,050
Convertible notes, net	879,827	—
Deferred revenue, less current portion	276,149	223,282
Deferred tax liabilities	1,528	1,384
Long-term operating lease liabilities	31,826	6,338
Other liabilities	15,445	7,090
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 44,034 shares and 44,104 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	440	441
Additional paid-in capital	1,485,705	1,474,377
Accumulated deficit	(1,254,605)	(1,134,063)
Accumulated other comprehensive loss	(14,809)	(15,633)
Total stockholders’ equity	216,731	325,122
Total liabilities and stockholders’ equity	$2,038,134	$1,118,266
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues:
Subscription:
Term-based license	$118,950	$97,625	$320,879	$262,457
Software-as-a-service	87,379	60,696	239,842	153,982
Total subscription	206,329	158,321	560,721	416,439
Perpetual license	13,675	16,423	33,083	40,681
Customer support	80,271	77,078	239,521	231,054
Other services	13,557	10,808	38,673	32,406
Total revenues	313,832	262,630	871,998	720,580
Cost of revenues:
Subscription:
Term-based license	2,999	2,653	7,655	6,802
Software-as-a-service	31,587	23,373	86,746	56,296
Total subscription	34,586	26,026	94,401	63,098
Perpetual license	60	410	499	1,188
Customer support	15,428	14,360	44,482	43,934
Other services	9,221	7,823	25,734	23,049
Total cost of revenues	59,295	48,619	165,116	131,269
Gross margin	254,537	214,011	706,882	589,311
Operating expenses:
Sales and marketing	139,314	116,068	384,033	313,965
Research and development	42,230	40,010	122,151	106,953
General and administrative	38,732	35,133	122,555	100,101
Depreciation and amortization	2,606	2,730	7,785	6,671
Restructuring	11,885	3,969	13,551	9,214
Change in contingent consideration	—	2,486	(545)	2,486
Impairment charges	—	—	—	2,910
Total operating expenses	234,767	200,396	649,530	542,300
Income from operations	19,770	13,615	57,352	47,011
Interest income	8,401	1,564	13,497	5,098
Interest expense	(1,449)	(104)	(2,364)	(313)
Other income, net	302	31	522	624
Income before income taxes	27,024	15,106	69,007	52,420
Income tax expense	9,242	4,085	12,999	7,307
Net income	$17,782	$11,021	$56,008	$45,113
Net income per common share:
Basic	$0.40	$0.25	$1.26	$1.03
Diluted	$0.40	$0.24	$1.24	$1.00
Weighted average common shares outstanding:
Basic	44,111	43,889	44,281	43,779
Diluted	44,613	45,184	45,063	45,177
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$17,782	$11,021	$56,008	$45,113
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	306	(765)	824	(405)
Comprehensive income	$18,088	$10,256	$56,832	$44,708

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of September 30, 2025	44,051	$440	$1,459,729	$(1,234,594)	$(15,115)	$210,460
Stock-based compensation			29,057			29,057
Share issuances related to stock-based compensation	310	3				3
Repurchase of common stock	(327)	(3)	(3,081)	(37,793)		(40,877)
Net income				17,782		17,782
Other comprehensive income					306	306
Balance as of December 31, 2025	44,034	$440	$1,485,705	$(1,254,605)	$(14,809)	$216,731

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2025	44,104	$441	$1,474,377	$(1,134,063)	$(15,633)	$325,122
Stock-based compensation			91,461			91,461
Purchase of capped calls, net of tax			(76,087)			(76,087)
Share issuances related to stock-based compensation	1,076	10	6,974			6,984
Repurchase of common stock	(1,146)	(11)	(11,020)	(176,550)		(187,581)
Net income				56,008		56,008
Other comprehensive income					824	824
Balance as of December 31, 2025	44,034	$440	$1,485,705	$(1,254,605)	$(14,809)	$216,731

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

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$56,008	$45,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,455	6,758
Noncash stock-based compensation	91,461	84,270
Noncash operating lease expense	6,150	4,326
Noncash change in fair value of equity securities	(406)	32
Noncash change in fair value of contingent consideration	(545)	2,486
Noncash adjustment on headquarters sale leaseback	495	—
Noncash impairment charges	—	2,910
Deferred income taxes	9,718	(6,280)
Amortization of deferred commissions cost	34,347	23,756
Changes in operating assets and liabilities:
Trade accounts receivable, net	(100,981)	(65,437)
Operating lease liabilities	(5,934)	(5,173)
Other current assets and Other assets	(18,143)	436
Deferred commissions cost	(50,531)	(29,532)
Accounts payable	(147)	(1,240)
Accrued liabilities	(1,777)	10,095
Deferred revenue	83,471	57,910
Other liabilities	(146)	(3)
Net cash provided by operating activities	112,495	130,427
Cash flows from investing activities
Purchase of property and equipment	(7,185)	(2,973)
Purchase of equity securities	(6,782)	(788)
Proceeds from sale of headquarters, net	34,849	—
Business combination, net of cash acquired	(26,015)	(65,909)
Net cash used in investing activities	(5,133)	(69,670)
Cash flows from financing activities
Repurchase of common stock	(186,813)	(135,194)
Proceeds from stock-based compensation plans	6,974	11,100
Proceeds from issuance of convertible notes	900,000	—
Purchase of capped calls	(99,630)	—
Payment of debt issuance costs	(23,400)	—
Other	(48)	—
Net cash provided by (used in) financing activities	597,083	(124,094)
Effects of exchange rate — changes in cash	19,798	(5,842)
Net increase (decrease) in cash and cash equivalents	724,243	(69,179)
Cash and cash equivalents at beginning of period	302,103	312,754
Cash and cash equivalents at end of period	$1,026,346	$243,575

Supplemental disclosures of noncash activities
Issuance of common stock for business combination	$—	$4,900
Operating lease liabilities arising from obtaining right-of-use assets	$35,081	$4,687
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

The consolidated financial statements of Commvault as of December 31, 2025 and for the three and nine months ended December 31, 2025 and 2024 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2023-09 (Topic 740): Income Taxes	In December 2023, the FASB issued a new standard to improve income tax disclosures. The standard requires greater disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	This standard will be effective for us for our annual period beginning April 1, 2025.	This standard will result in additional annual tax disclosures and is not expected to have an impact on our results of operations, cash flows, or financial condition.
ASU No. 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued a new standard to improve income statement expense disclosures. The standard requires greater disaggregated information on certain expense captions, as well as disclosures about selling expenses.	This standard will be effective for us for our annual period beginning April 1, 2027 and interim periods beginning April 1, 2028, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.
ASU No. 2025-06 (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	In September 2025, the FASB issued a new standard to modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach.	This standard will be effective for us for our interim period beginning April 1, 2028, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.
ASU No. 2025-12: Codification Improvements	In December 2025, the FASB issued a new standard to address suggestions received from stakeholders regarding the ASC and to make other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply.	This standard will be effective for us for our interim period beginning April 1, 2027, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

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
Partner A accounted for approximately 32% of our total revenues for the three and nine months ended December 31, 2025, and 35% of our total revenues for the three and nine months ended December 31, 2024. In addition, Partner A represented approximately 25% and 29% of our total accounts receivable as of December 31, 2025 and March 31, 2025, respectively.
Partner B accounted for approximately 10% and 11% of our total revenues for the three and nine months ended December 31, 2025, respectively. Total revenues for the three and nine months ended December 31, 2024 for Partner B were less than 10%. Total accounts receivable as of December 31, 2025 and March 31, 2025 for Partner B were less than 10%.
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
The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. We held an investment in equity securities of $6,076 as of December 31, 2025, which was valued using the measurement alternative as permitted under ASC 321, Investments - Equity Securities. This investment is included in other assets in the accompanying consolidated balance sheets.
There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2025. The following table summarizes the composition of our financial liabilities measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$873	$873

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Based on the actual achievement of certain financial metrics as of June 30, 2025, the contingent consideration arrangement related to the acquisition of Appranix, Inc. resulted in final aggregate consideration of $1,855, of which $1,527 was paid in the fourth quarter of fiscal 2025 and $328 was paid during the second quarter of fiscal 2026. The liability, with a fair value of $873 as of March 31, 2025 and classified as a Level 3 investment, was adjusted accordingly, resulting in a $545 reduction in operating expenses on our consolidated statements of operations during the first quarter of fiscal 2026. As the contingent consideration arrangement has been fully settled, no liability remains on our consolidated balance sheets as of December 31, 2025.

Financial Instruments for Which Fair Value Is Only Disclosed
We report our financial instruments at fair value with the exception of the Notes. As of December 31, 2025, the estimated fair value of the Notes was $794,412. The fair value was determined based on the quoted price of the Notes in an inactive market on the last trading day of the reporting period and are considered a Level 2 measurement. Refer to Note 14 of the notes to the consolidated financial statements for further details.
Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $10,126 as of December 31, 2025, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying consolidated balance sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the consolidated statements of operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $787 as of December 31, 2025.
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
Restructuring
Restructuring charges may consist of voluntary or involuntary severance and associated costs from headcount reductions, stock-based compensation resulting from modifications to existing awards granted to certain employees impacted by the plan, technology transitions, and office termination and exit charges. Costs for one time termination benefits are recognized at the date when employees are notified, unless the employee is required to render services beyond a minimum retention period, in which case the benefits are expressed ratably over the service period. We recognize voluntary termination benefits when an employee accepts the offered benefit arrangement.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Americas	$178,852	$155,435	$517,905	$438,568
International	134,980	107,195	354,093	282,012
Total revenues	$313,832	$262,630	$871,998	$720,580

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses and SaaS), customer support and other services. As of December 31, 2025, our remaining performance obligations (inclusive of deferred revenue) were $968,971, of which approximately 60% is expected to be recognized as revenue over the next 12 months and the remainder recognized thereafter.

Remaining performance obligations, excluding deferred revenue, related to subscription arrangements, customer support revenue and other services were $128,273, $73,643, and $33,854, respectively. Of these balances, we expect approximately 52% of subscription arrangements, 34% of customer support and 100% of other services to be recognized as revenue over the next 12 months and the remainder recognized thereafter. We expect approximately 24% of subscription arrangements and 9% of customer support remaining performance obligations to be recognized as revenue in the fourth quarter of fiscal 2026. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.

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

In some arrangements we allow customers to pay for term-based licenses over the term of the software license. When a term-based license arrangement contains payment terms that extend beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license and is recognized as interest income over the extended payment period. The total license fee net of the significant financing component is recognized as revenue at the point in time when the software is transferred to the customer. Interest income from significant financing components was not material for the three and nine months ended December 31, 2025 and 2024.

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

	Accounts receivable	Unbilled receivable (current)	Unbilled receivable (long-term)	Deferred revenue (current)	Deferred revenue (long-term)
Opening balance as of March 31, 2025	$222,400	$29,595	$31,343	$402,930	$223,282
Increase	94,102	15,749	9,711	53,802	52,867
Ending balance as of December 31, 2025	$316,502	$45,344	$41,054	$456,732	$276,149

The increase in accounts receivable (inclusive of unbilled receivables) is primarily the result of an increase in revenue relative to the fourth quarter of the prior fiscal year and the timing of our billings and cash collections. The increase in deferred revenue is primarily the result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period and an increase in deferred customer support revenue.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $98,770 and $362,799 for the three and nine months ended December 31, 2025, respectively. The majority of this revenue consists of SaaS and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

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
During the three and nine months ended December 31, 2025, we incurred acquisition-related costs of $12 and $1,269, respectively, which were included in general and administrative expenses. The following table summarizes the preliminary purchase price allocation:

Assets acquired and liabilities assumed:
Cash	$2,242
Trade accounts receivable	267
Other current assets and Other assets	272
Operating lease assets	381
Deferred tax assets, net	1,055
Developed technology	3,700
Accounts payable and Accrued liabilities	(671)
Operating lease liabilities	(381)
Long-term tax reserves	(2,929)
Deferred revenue	(1,264)
Total identifiable net assets acquired and liabilities assumed	2,672
Goodwill	25,585
Total purchase price	$28,257
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

5.    Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the residual purchase price paid in business combinations after the fair value of all identified assets and liabilities have been recorded. It includes the estimated value of the integration of acquired technology into current product offerings, the potential expansion with new customers, the opportunity to further develop sales relationships with new customers and intangible assets that do not qualify for separate recognition. Goodwill is not amortized and there were no impairments to the carrying amounts of goodwill during the nine months ended December 31, 2025 and 2024. Approximately $35,033 of the goodwill recorded is expected to be deductible for income tax purposes.
Changes in goodwill during the nine months ended December 31, 2025 were as follows:

Total
Balance as of March 31, 2025	$185,255
Additions	25,585
Balance as of December 31, 2025	$210,840
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

	December 31, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,800	$(475)	$3,325	$3,800	$(190)	$3,610
Developed technology	27,050	(9,404)	17,646	23,350	(6,223)	17,127
Total intangible assets	$30,850	$(9,879)	$20,971	$27,150	$(6,413)	$20,737
During the nine months ended December 31, 2025, we acquired developed technology valued at $3,700 as part of the acquisition of Satori. Amortization expense from acquired intangible assets was $1,255 and $3,466 for the three and nine months ended December 31, 2025, respectively, and $1,383 and $2,529 for the three and nine months ended December 31, 2024, respectively.
As of December 31, 2025, future amortization expense associated with intangible assets with finite lives is expected to be:

Year ending March 31,
2026 (remaining)	$1,256
2027	5,023
2028	5,023
2029	5,023
2030	2,637
Thereafter	2,009
Total	$20,971

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

7.    Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the vesting of restricted stock units ("RSUs"), performance stock units ("PSUs"), common shares to be purchased under the Employee Stock Purchase Plan ("ESPP"), the exercise of stock options, and, if dilutive, the conversion spread on the Notes. The dilutive effect of RSUs, PSUs, ESPP purchases, and the exercise of stock options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of the Notes is calculated using the if-converted method. See Note 14 of the notes to the consolidated financial statements for further details of the Notes.

The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$17,782	$11,021	$56,008	$45,113
Basic net income per common share:
Basic weighted average shares outstanding	44,111	43,889	44,281	43,779
Basic net income per common share	$0.40	$0.25	$1.26	$1.03
Diluted net income per common share:
Basic weighted average shares outstanding	44,111	43,889	44,281	43,779
Dilutive effect of potential common shares	502	1,295	782	1,398
Diluted weighted average shares outstanding	44,613	45,184	45,063	45,177
Diluted net income per common share	$0.40	$0.24	$1.24	$1.00

The diluted weighted average shares outstanding excludes RSUs, PSUs, common shares to be purchased under the ESPP and outstanding stock options totaling 277 and 179 for the three months ended December 31, 2025 and 2024, respectively, and 51 and 239 for the nine months ended December 31, 2025 and 2024, respectively, because the effect of including them would have been anti-dilutive. In addition, the Notes were excluded from diluted net income per share as their inclusion would have been anti-dilutive.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

8.    Commitments and Contingencies
We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

9.    Capitalization
On April 17, 2025, our board of directors (the "Board") approved recommitting our existing share repurchase program so that $250,000 was available. The share repurchase program has no expiration date. For the nine months ended December 31, 2025, we repurchased $186,813 of our common stock, or approximately 1,146 shares, of which $117,660, or approximately 658 shares, was made in connection with the Notes. The shares repurchased during the period were funded primarily from the net proceeds received from the issuance of the Notes, as well as from existing cash and cash equivalents balances and cash flows provided by our operations. The remaining amount available under the share repurchase program as of December 31, 2025 was $63,187.
Subsequent Event
On January 14, 2026, the Board approved recommitting our existing share repurchase program so that $250,000 was available. The share repurchase program has no expiration date.

10.    Stock Plans
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the three and nine months ended December 31, 2025 and 2024. Stock-based compensation is attributable to RSUs, PSUs and the ESPP.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of revenues	$1,323	$1,465	$3,895	$4,420
Sales and marketing	13,361	13,911	38,704	35,028
Research and development	6,739	7,084	21,561	17,803
General and administrative	6,298	8,696	25,479	22,524
Restructuring	1,336	307	1,822	4,495
Stock-based compensation expense	$29,057	$31,463	$91,461	$84,270

As of December 31, 2025, there was $176,697 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of 1.81 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Restricted Stock Units
Restricted stock unit activity for the nine months ended December 31, 2025 was as follows:

Non-vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of March 31, 2025	1,806	$111.75
Awarded	937	158.99
Vested	(1,031)	104.09
Forfeited	(148)	146.51
Non-vested as of December 31, 2025	1,564	$142.19

The weighted average fair value of RSUs awarded was $128.72 and $158.99 per unit during the three and nine months ended December 31, 2025, respectively, and $168.96 and $142.14 per unit during the three and nine months ended December 31, 2024, respectively. The weighted average fair value of awards includes the awards with a market condition described below.

Performance Based Awards
In the nine months ended December 31, 2025, we granted approximately 78 PSUs to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2026 and ii) our customary service periods. The awards vest over three years and have the potential to vest between 0% and 300% (234 shares) based on actual fiscal 2026 performance. The vesting quantity of these awards may vary based on actual fiscal 2026 performance. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. During the interim financial periods, management estimates the probable number of PSUs that would vest until the ultimate achievement of the performance goals is known. The awards are included in the restricted stock units table.
Awards with a Market Condition
In the nine months ended December 31, 2025, we granted approximately 78 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the succeeding three years from grant date. The awards vest in three annual tranches and have the potential to vest between 0% and 300% (234 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the nine months ended December 31, 2025 was $288.47 per unit. The awards are included in the restricted stock units table.
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 45 shares in exchange for $6,974 of proceeds in the nine months ended December 31, 2025, and 68 shares in exchange for $5,486 of proceeds in the nine months ended December 31, 2024. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes formula and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for the nine months ended December 31, 2025 and 2024

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

was $4,003 and $2,746, respectively. As of December 31, 2025, there was approximately $705 of unrecognized cost related to the current offering period of our ESPP.

11.    Income Taxes
Income tax expense was $9,242 and $12,999 in the three and nine months ended December 31, 2025, respectively, compared to income tax expense of $4,085 and $7,307 in the three and nine months ended December 31, 2024, respectively. The change in income tax expense compared to the prior year period relates primarily to current federal taxes driven by an increase in pre-tax income projections.
The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal 2026. The Company is continuing to evaluate the impact of these provisions on its financial statements, but an estimate of the financial impact has been included in our operating results for the three and nine months ended December 31, 2025. The OBBBA did not have a material impact to our income tax provision for the three and nine months ended December 31, 2025.

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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue by geographic area:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
United States	$154,732	$135,700	$462,239	$383,420
Other	159,100	126,930	409,759	337,160
Total revenues	$313,832	$262,630	$871,998	$720,580
No individual country other than the United States accounted for 10% or more of revenues for the three and nine months ended December 31, 2025 and 2024. Revenue included in the “Other” caption above primarily relates to our operations in Europe, Australia, Canada and Asia.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

13.    Restructuring
We initiated a restructuring plan in the third quarter of fiscal 2026 ("Plan B") intended to optimize our cost structure, improve organizational agility, and better align resources with strategic priorities. These restructuring activities encompass workforce reductions, office lease closures and exit of operations in certain jurisdictions and are estimated to cost up to $30,000. We anticipate the plan to be completed in the first quarter of fiscal 2027. For the three and nine months ended December 31, 2025, restructuring charges were as follows:

	Three Months Ended December 31, 2025	Nine Months Ended December 31, 2025
Employee severance and related costs	$10,085	$10,085
Stock-based compensation	1,284	1,284
Lease exit costs (1)	34	34
Other costs	260	260
Total restructuring charges	$11,663	$11,663
(1) Lease exit costs relate to one office for the three and nine months ended December 31, 2025.
We initiated a restructuring plan in the first quarter of fiscal 2026 ("Plan A") intended to optimize our Business Technology organization. The objective of this plan is to realign the workforce, invest in emerging capabilities, modernize the technology landscape, and streamline operations to operate with greater agility and customer focus. We anticipate the workforce realignment and identification of planned technology changes will be completed in fiscal 2026, and the remaining activities under the restructuring plan, including the technology transitions, are expected to be completed in fiscal 2027. The majority of the workforce realignment costs were incurred in the first half of fiscal 2026. For the three and nine months ended December 31, 2025, restructuring charges were as follows:

	Three Months Ended December 31, 2025	Nine Months Ended December 31, 2025
Employee severance and related costs	$170	$1,350
Stock-based compensation	52	538
Total restructuring charges	$222	$1,888

In the fourth quarter of fiscal 2024, we initiated a restructuring plan (the "2024 Plan") which was completed in fiscal 2025. There were no charges incurred in fiscal 2026 related to this plan. For the three and nine months ended December 31, 2024, restructuring charges were $3,969 and $9,214, respectively.

Restructuring accrual
The accrual activity related to our restructuring plans for the nine months ended December 31, 2025 was as follows:

	Plan A	Plan B	2024 Plan	Total
Balance as of March 31, 2025	$—	$—	$790	$790
Employee severance and related costs	1,350	10,085	—	11,435
Payments	(1,159)	(2,829)	(767)	(4,755)
Balance as of December 31, 2025	$191	$7,256	$23	$7,470

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

14.    Debt
Convertible Senior Notes
On September 5, 2025, we issued $900,000 aggregate principal amount of the Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $115,000 aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated September 5, 2025 (the “Indenture”), between Commvault and U.S. Bank Trust Company, National Association, as trustee. The Notes are senior, unsecured obligations and do not bear regular interest; however, special interest and additional interest, if any, may accrue on the Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture. The Notes mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial debt issuance costs, was $878,447.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The net carrying amount of the Notes was as follows:

December 31, 2025
Principal amount	$900,000
Unamortized debt issuance costs	(20,173)
Net carrying amount	$879,827
Amortization of debt issuance costs incurred related to the Notes for the three and nine months ended December 31, 2025 was $1,075 and $1,381, respectively. The debt issuance costs are being amortized into interest expense on the consolidated statements of operations over the term of the Notes at an effective interest rate of 0.48%.
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
For accounting purposes, the Capped Calls are treated as separate transactions from, and not part of, the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification. The Notes and the Capped Calls have been integrated for tax purposes resulting in a deferred tax asset of $23,543. The impact of this tax treatment results in the Capped Calls being deductible with the cost of the Capped Calls qualifying as original issue discount for tax purposes over the term of the Notes.
Revolving Credit Facility
On April 15, 2025, we refinanced our existing $100,000 senior secured revolving credit facility, replacing it with a new five-year $300,000 senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of December 31, 2025, there were no borrowings under the Credit Facility and we were in compliance with all covenants.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

We have deferred the expense related to debt issuance costs associated with the Credit Facility, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of December 31, 2025 were $1,754. The amortization of debt issuance costs and interest expense related to the Credit Facility incurred for the three and nine months ended December 31, 2025 and 2024 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Amortization of debt issuance costs	$103	$29	$290	$87
Interest expense	241	63	601	190
Total charges	$344	$92	$891	$277

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
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, original equipment manufacturers, and marketplaces. Revenue generated through indirect distribution channels accounted for approximately 90% of total revenues in both the nine months ended December 31, 2025 and 2024. Revenue generated through direct distribution channels accounted for approximately 10% of total revenues in both the nine months ended December 31, 2025 and 2024. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period-to-period. As such, there may be fluctuations in the dollars and percentage of revenue generated through our distribution channels from time-to-time. We believe that the growth of our revenue, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenue to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.

We have non-exclusive distribution agreements with certain partners who enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. For the nine months ended December 31, 2025 and 2024, Partner A accounted for approximately 32% and 35% of our total revenues, respectively. Separately, Partner B accounted for approximately 11% of our total revenues for the nine months ended December 31, 2025. Total revenues for the nine months ended December 31, 2024 for Partner B were less than 10%. If these partners discontinue or reduce the sales of our solutions or if our agreements with them were terminated, and if we were unable to take back the management of our reseller channel or find another distributor to replace them, there could be a material adverse effect on our future business.
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
Annualized Recurring Revenue (ARR)
ARR represents the annualized recurring value of all active contracts at the end of a reporting period. It includes recurring subscription offerings (including term licenses, SaaS, and utility software), maintenance related to perpetual and term licenses, extended maintenance contracts (enterprise support), and managed services. It excludes non-recurring elements such as perpetual licenses and professional services which are typically delivered at a point in time. ARR is calculated by dividing the total contract value by the number of days in the contract term and multiplying by 365. We believe ARR is a valuable metric for evaluating the growth of our business, as it provides a normalized view of recurring revenue by excluding the variability associated with contract term lengths and omitting contracts that are not expected to renew. Because ARR reflects the annualized value of recurring customer contracts at a particular point in time, quarter‑to‑quarter movements can vary depending on the timing of customer transactions, renewals and other normal purchasing patterns.

	December 31,
	2025	2024
Total ARR	$1,084.9	$889.6
% Growth	22%	18%
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

	December 31,
	2025	2024
Subscription ARR	$940.9	$734.2
% Growth	28%	29%

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

	December 31,
	2025	2024
SaaS ARR	$363.7	$259.0
% Growth	40%	71%
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

	December 31,
	2025	2024
SaaS NRR	121%	127%
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
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenues for both the nine months ended December 31, 2025 and 2024. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended December 31, 2024, our total revenues would have been lower by $9.5 million, our cost of revenues would have been lower by $0.3 million and our operating expenses would have been lower by $2.3 million from non-U.S. operations for the three months ended December 31, 2025. Using the average foreign currency exchange rates from the nine months ended December 31, 2024, our total revenues would have been lower by $18.7 million, our cost of revenues would have been lower by $0.7 million and our operating expenses would have been lower by $4.6 million from non-U.S. operations for the nine months ended December 31, 2025.

In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.2 million and losses of approximately $1.8 million for the three and nine months ended December 31, 2025, respectively. We recognized net foreign currency transaction gains of approximately $0.3 million and insignificant losses for the three and nine months ended December 31, 2024, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
There have been no significant changes in our critical accounting policies during the nine months ended December 31, 2025 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended December 31, 2025 compared to three months ended December 31, 2024
Revenues ($ in millions)

	Three Months Ended December 31,
	2025	2024	% Change
Subscription:
Term-based license	$119.0	$97.6	22%
SaaS	87.4	60.7	44%
Total subscription	206.3	158.3	30%
Perpetual license	13.7	16.4	(17)%
Customer support	80.3	77.1	4%
Other services	13.6	10.8	25%
Total revenues	$313.8	$262.6	19%
–Total revenues increased $51.2 million, or 19% year over year, driven by increases in both term-based license revenue and SaaS revenue. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Term-based license revenue increased $21.3 million, or 22% year over year, primarily due to a 25% increase in larger transactions (deals greater than $0.1 million). This increase was driven by a 13% increase in average deal size and a 10% increase in transaction volume, reflecting continued strength in new customer acquisition and existing customer expansion.
–SaaS revenue increased $26.7 million, or 44% year over year, reflecting higher SaaS bookings, driven by both new customer acquisitions and expansion of our existing customer base.
–Perpetual license revenue decreased $2.7 million, or 17% year over year. Perpetual licenses are generally only sold in certain verticals and geographies.
–Customer support revenue increased $3.2 million, or 4% year over year, driven by a $7.9 million increase in customer support revenue related to term-based license arrangements, partially offset by a $4.7 million decrease in customer support revenue attached to perpetual license support renewals.
–Other services revenue increased $2.7 million, or 25% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 57% and 43% of total revenues, respectively, for the three months ended December 31, 2025. Total revenues increased 15% and 26% year over year in the Americas and International, respectively.
▪The increase in Americas total revenues was primarily due to increases of 10% and 43% in term-based license and SaaS revenues, respectively, partially offset by a 42% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription software arrangements. Customer support revenue remained flat compared to the same period of the prior year. Other services revenue increased 18% primarily due to the timing professional services were delivered compared to the same period of the prior year.
▪The increase in International total revenues was due to increases of 42%, 45%, 10% and 40% in term-based license, SaaS, customer support and other services revenues, respectively, partially offset by a 10% decrease in perpetual license revenue, as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended December 31,
	2025		2024
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription:
Term-based license	$3.0	97%	$2.7	97%
SaaS	31.6	64%	23.4	61%
Total subscription	34.6	83%	26.0	84%
Perpetual license	0.1	100%	0.4	98%
Customer support	15.4	81%	14.4	81%
Other services	9.2	32%	7.8	28%
Total cost of revenues	$59.3	81%	$48.6	81%

–Total cost of revenues increased $10.7 million and represented 19% of our total revenues for the three months ended December 31, 2025 and 2024.
–Cost of term-based license revenue increased $0.3 million and represented 3% of our term-based license revenue for the three months ended December 31, 2025 and 2024.
–Cost of SaaS revenue increased $8.2 million and represented 36% of our SaaS revenue for the three months ended December 31, 2025 compared to 39% for the three months ended December 31, 2024. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.4 million and represented less than 1% of our perpetual revenue for the three months ended December 31, 2025 compared to 2% for the three months ended December 31, 2024.
–Cost of customer support revenue increased $1.1 million and represented 19% of our customer support revenue for both the three months ended December 31, 2025 and 2024.
–Cost of other services revenue increased $1.4 million and represented 68% of our other services revenue for the three months ended December 31, 2025 compared to 72% for the three months ended December 31, 2024.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $23.2 million, or 20%, primarily driven by a $17.5 million increase in employee compensation. This net increase reflects higher sales commissions, bonuses, and payroll taxes associated with increased headcount and higher revenue levels compared to the same period in the prior year. These increases were partially offset by a $0.6 million decrease in stock-based compensation. In addition, sales and marketing expenses increased $3.5 million year over year due to higher spending on marketing initiatives, including in‑person events and travel.
–Research and development expenses increased $2.2 million, or 6%, reflecting a $1.9 million increase in employee compensation and related expenses. This increase was partially offset by a $0.3 million decrease in stock-based compensation. Investing in research and development remains a priority for Commvault, and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $3.6 million, or 10%, reflecting a $4.0 million increase in professional services, including third-party consultants, accounting, and compliance activities. This increase was partially offset by a $2.4 million decrease in stock-based compensation. In addition, there was a $1.7 million net increase in employee compensation and related expenses reflecting the full period impact of headcount additions, primarily within our compliance and security teams.
–Depreciation and amortization expense decreased $0.1 million.
–Restructuring expenses were $11.9 million for the three months ended December 31, 2025. These charges relate to two restructuring plans initiated during fiscal 2026 and consist primarily of severance and associated costs from headcount reductions. These charges also include $1.3 million of stock-based compensation resulting from modifications to existing awards granted to certain employees. We anticipate both plans will be completed in fiscal 2027, with approximately $20 million of additional costs expected to be incurred. Restructuring expenses were $4.0 million for the three months ended December 31, 2024 and related to a prior restructuring plan that was completed in fiscal 2025.
Risks associated with our restructuring plans include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

Interest Income
Interest income was $8.4 million in the three months ended December 31, 2025 compared to $1.6 million in the three months ended December 31, 2024. The increase in interest income compared to the same period in the prior year is primarily due to investment of cash balances in money market funds.

Income Tax Expense
Income tax expense was $9.2 million in the three months ended December 31, 2025 compared to expense of $4.1 million in the three months ended December 31, 2024. The increase in income tax expense compared to the same period in the prior year relates primarily to current federal taxes driven by an increase in pre-tax income projections. The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal 2026. The Company is continuing to evaluate the impact of these provisions on its financial statements, but an estimate of the financial impact has been included in our operating results for the three months ended December 31, 2025. The OBBBA did not have a material impact to our income tax provision for the three months ended December 31, 2025.

Nine months ended December 31, 2025 compared to nine months ended December 31, 2024
Revenues ($ in millions)

	Nine Months Ended December 31,
	2025	2024	% Change
Subscription:
Term-based license	$320.9	$262.5	22%
SaaS	239.8	154.0	56%
Total subscription	560.7	416.4	35%
Perpetual license	33.1	40.7	(19)%
Customer support	239.5	231.1	4%
Other services	38.7	32.4	19%
Total revenues	$872.0	$720.6	21%
–Total revenues increased $151.4 million, or 21% year over year, driven primarily by increases in both term-based license revenue and SaaS revenue, partially offset by a decrease in perpetual license revenue. We remain focused on selling subscription arrangements through both term-based software licenses and SaaS offerings.
–Term-based license revenue increased $58.4 million, or 22% year over year, primarily due to a 23% increase in larger transactions (deals greater than $0.1 million) period over period. This increase was driven by a 16% increase in transaction volume.
–SaaS revenue increased $85.9 million, or 56% year over year, reflecting higher SaaS bookings, driven by both new customer acquisitions and expansion of our existing customer base.
–Perpetual license revenue decreased $7.6 million, or 19% year over year. Perpetual licenses are generally only sold in certain verticals and geographies.
–Customer support revenue increased $8.5 million, or 4% year over year, driven by a $23.6 million increase in customer support revenue related to term-based license arrangements, partially offset by a $15.1 million decrease in support attached to perpetual license support renewals.
–Other services revenue increased $6.3 million, or 19% year over year. Changes in other services revenue can vary period over period, primarily due to the timing professional services are delivered.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 59% and 41% of total revenues, respectively, for the nine months ended December 31, 2025. Total revenues increased 18% and 26% year over year in the Americas and International, respectively.
▪The increase in Americas total revenues was primarily due to increases of 10% and 64% in term-based license and SaaS revenues, respectively, partially offset by a 35% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription software arrangements. Customer support revenue remained flat compared to the same period of the prior year. Other services revenue increased 18% primarily due to the timing professional services were delivered compared to the same period of the prior year.
▪The increase in International total revenues was due to increases of 48%, 42%, 9% and 22% in term-based license, SaaS, customer support and other services revenues, respectively, partially offset by a decrease of 12% in perpetual license revenue, as compared to the same period of the prior year.

Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the “Foreign Currency Exchange Rates’ Impact on Results of Operations” section.

Cost of Revenues and Gross Margin ($ in millions)

	Nine Months Ended December 31,
	2025		2024
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription:
Term-based license	$7.7	98%	$6.8	97%
SaaS	86.7	64%	56.3	63%
Total subscription	94.4	83%	63.1	85%
Perpetual license	0.5	98%	1.2	97%
Customer support	44.5	81%	43.9	81%
Other services	25.7	33%	23.0	29%
Total cost of revenues	$165.1	81%	$131.3	82%

–Total cost of revenues increased $33.8 million and represented 19% of our total revenues for the nine months ended December 31, 2025 compared to 18% for the nine months ended December 31, 2024.
–Cost of term-based license revenue increased $0.9 million and represented 2% of our term-based license revenue for the nine months ended December 31, 2025 compared to 3% for the nine months ended December 31, 2024.
–Cost of SaaS revenue increased $30.5 million and represented 36% of our SaaS revenue for the nine months ended December 31, 2025 compared to 37% for the nine months ended December 31, 2024. The year over year increase is primarily the result of incremental hosting costs associated with acquisitions and an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $0.7 million and represented 2% of our total perpetual revenue for the nine months ended December 31, 2025 compared to 3% for the nine months ended December 31, 2024.
–Cost of customer support revenue increased $0.5 million and represented 19% of our total customer support revenue for the nine months ended December 31, 2025 and 2024.
–Cost of other services revenue increased $2.7 million and represented 67% of our total other services revenue for the nine months ended December 31, 2025 compared to 71% for the nine months ended December 31, 2024. The increase in cost of other services revenue was driven by timing of the delivery of certain professional services.

Operating Expenses ($ in millions)

–Sales and marketing expenses increased $70.1 million, or 22%, primarily driven by a $38.3 million increase in employee compensation and related expenses. This net increase reflects headcount additions, as well as higher sales commissions and payroll taxes associated with higher revenue levels compared to the same period in the prior year. Sales and marketing expenses also increased $3.7 million due to higher stock-based compensation. In addition, sales and marketing expenses increased $16.1 million due to higher spending on marketing initiatives, including in‑person events and travel.
–Research and development expenses increased $15.2 million, or 14%, driven by a $10.0 million increase in employee compensation and related expenses, including $3.8 million in higher stock-based compensation. The increase in employee compensation and related expenses is primarily driven by additional headcount, including headcount added through acquisitions. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $22.5 million, or 22%, driven by a $9.2 million increase in professional services, including third party consultants, accounting and compliance activities. In the second quarter of fiscal 2026, we incurred $1.8 million in legal and consulting expenses as a result of our response to a non-routine security matter. General and administrative expenses also included a $3.9 million net increase in employee compensation and related expenses, reflecting the impact of annual merit increases. In addition, there was a $3.0 million increase in stock-based compensation.
–Depreciation and amortization expense increased $1.1 million, or 17%, driven by the acquisition of intangible assets.
–Restructuring expenses were $13.6 million for the nine months ended December 31, 2025. These charges relate to two restructuring plans initiated during fiscal 2026 and consist primarily of severance and associated costs from headcount reductions. These charges also include $1.8 million of stock-based compensation resulting from modifications to existing awards granted to certain employees. We anticipate both plans will be completed in fiscal 2027, with approximately $20 million of additional costs expected to be incurred. Restructuring expenses were $9.2 million for the nine months ended December 31, 2024 and related to a prior restructuring plan that was completed in fiscal 2025.

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

Interest Income
Interest income was $13.5 million in the nine months ended December 31, 2025 compared to $5.1 million in the nine months ended December 31, 2024. The increase in interest income compared to the same period in the prior year is primarily due to investment of cash balances in money market funds.

Income Tax Expense
Income tax expense was $13.0 million in the nine months ended December 31, 2025 compared to expense of $7.3 million in the nine months ended December 31, 2024. The increase in income tax expense compared to the same period in the prior year relates primarily to current federal taxes driven by an increase in pre-tax income projections. The OBBBA, enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal 2026. The Company is continuing to evaluate the impact of these provisions on its financial statements, but an estimate of the financial impact has been included in our operating results for the nine months ended December 31, 2025. The OBBBA did not have a material impact to our income tax provision for the nine months ended December 31, 2025.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of December 31, 2025, our cash and cash equivalents balance was $1,026.3 million, of which approximately $274.3 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes. Our cash and cash equivalents consisted of cash deposits and money market funds, which are highly liquid and are intended to support our operating, investing and financing needs.
On September 5, 2025, we completed a private offering of senior, unsecured convertible notes (the "Notes"), with an aggregate principal amount of $900.0 million. Net proceeds after deducting initial debt issuance costs were approximately $878.4 million. In connection with the Notes, we entered into capped call transactions (the "Capped Calls") which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $99.6 million of the net proceeds of the Notes to purchase the Capped Calls. Upon conversion, consideration will consist of cash, up to the principal amount of the Notes to be converted, and, for any conversion in excess of principal, cash or shares of our common stock, at our election.
On April 15, 2025, we refinanced our existing $100.0 million senior secured revolving credit facility, replacing it with a new five-year $300.0 million senior secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of December 31, 2025, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
On April 17, 2025, the Board approved recommitting the existing share repurchase program so that $250.0 million was available. For the nine months ended December 31, 2025, we repurchased $186.8 million of our common stock, of which $117.7 million was used in connection with the Notes and paid from the net proceeds. The remaining amount available under the share repurchase program as of December 31, 2025 was $63.2 million. On January 14, 2026, the Board approved recommitting our existing share repurchase program so that $250.0 million was available. The share repurchase program has no expiration date.
Our summarized cash flow information is as follows (in millions):

	Nine Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$112.5	$130.4
Net cash used in investing activities	(5.1)	(69.7)
Net cash provided by (used in) financing activities	597.1	(124.1)
Effects of exchange rate - changes in cash	19.8	(5.8)
Net increase (decrease) in cash and cash equivalents	$724.3	$(69.2)

–Net cash provided by operating activities was driven by net income adjusted for non-cash charges and an increase in deferred revenue, partially offset by an increase in accounts receivable. Cash from operating activities can fluctuate period‑to‑period, including when customer payments are received and when certain expenses are paid. These working capital impacts are primarily timing‑based and reflect the normal course of our business operations. Management considers operating cash flow trends over multiple periods, as quarterly results may reflect normal variability in billing and collection cycles.
–Net cash used in investing activities was the result of $26.0 million for the acquisition of Satori Cyber Ltd., $6.8 million for the purchase of equity securities and $7.2 million of capital expenditures, partially offset by $34.8 million of net proceeds from the sale of Commvault's corporate headquarters.
–Net cash provided by financing activities was the result of $900.0 million of proceeds from the issuance of the Notes and $7.0 million of proceeds from the ESPP, partially offset by $186.8 million of repurchases of our common stock, $99.6 million for the purchase of the Capped Calls and $23.4 million of payment of debt issuance costs.

Working capital increased $748.4 million from $80.0 million as of March 31, 2025 to $828.4 million as of December 31, 2025. The net increase in working capital was primarily the result of an increase in cash and cash equivalents from the issuance of convertible notes and an increase in accounts receivable, partially offset by an increase in the current portion of deferred revenue.
Our primary cash needs over the next 12 months and longer term include working capital requirements, income taxes, capital expenditures, potential stock repurchases and the potential cash portion of consideration upon conversion or at maturity of the Notes. We have discretion to settle conversion consideration above principal in cash, stock, or a combination; the timing and amount of any related cash outflows will depend on our stock price, conversion activity, and our financing strategy. We believe our existing cash and cash flows from operations are sufficient to meet these cash requirements for at least the next 12 months.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Convertible Senior Notes
On September 5, 2025, we issued the Notes with an aggregate principal amount of $900.0 million. In connection with the issuance of the Notes, we entered into privately negotiated Capped Calls with certain counterparties. The Capped Calls are expected generally to offset the potential dilution to our common stock as a result of any conversion of the Notes.
We do not have economic interest rate exposure on the Notes as the Notes have a 0% interest rate; however, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2025, we carried the Notes at face value less unamortized debt issuance costs on our consolidated balance sheets. For further information refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our sales were outside the United States for the nine months ended December 31, 2025. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, the Australian dollar, British pound sterling, Canadian dollar, Chinese yuan, Indian rupee, Korean won and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
Transaction Exposure
Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts. Foreign currency transaction gains and losses are recorded in general and administrative expenses in the consolidated statements of operations. We recognized net foreign currency transaction gains of approximately $0.2 million and losses of approximately $1.8 million for the three and nine months ended December 31, 2025, respectively. We recognized net foreign currency transaction gains of approximately $0.3 million and insignificant losses for the three and nine months ended December 31, 2024, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which are incorporated herein by reference, and could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
There have been no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, other than the following:
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
Risks Related to Our Business
We implemented new restructuring plans in fiscal 2026, which we cannot guarantee will achieve their intended results.
In fiscal 2026, we initiated restructuring plans intended to optimize our cost structure, enhance organizational agility, align resources with strategic priorities, and reorganize our business technology function. We cannot guarantee the restructuring plans will achieve their intended results. Risks associated with these restructuring plans also include additional unexpected costs, adverse effects on employee morale, and the failure to meet operation and growth targets due to the loss of key employees, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 17, 2025, the Board approved recommitting the existing share repurchase program so that $250.0 million was available. During the three months ended December 31, 2025, we repurchased $40.7 million of common stock, or approximately 0.3 million shares, under our share repurchase program. As of December 31, 2025, the remaining amount available under the share repurchase program was $63.2 million. The following table summarizes our repurchases of common stock for the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)(1)
October 1, 2025 - October 31, 2025	5,410	$138.52	5,410	$103,178
November 1, 2025 - November 30, 2025	143,635	$125.48	143,635	$85,155
December 1, 2025 - December 31, 2025	177,490	$123.77	177,490	$63,187
Total	326,535	$124.76	326,535
(1) On January 14, 2026, the Board approved recommitting the existing share repurchase program so that $250.0 million was available. The share repurchase program has no expiration date.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
On November 21, 2025, Shane Sanders, a member of our Board, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 476 shares of the Company’s common stock. The plan is in effect until August 21, 2026.
On December 13, 2025, Sanjay Mirchandani, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 86,000 shares of the Company’s common stock. The plan is in effect until November 18, 2026.
During the three months ended December 31, 2025, no other directors or officers of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Date:	January 28, 2026	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 28, 2026	By:	/s/ Danielle Abrahamsen
Danielle Abrahamsen
Chief Accounting Officer
(Principal Financial Officer)