Form 10-K
period 2026-03-31
COMMVAULT SYSTEMS INC
filed 2026-05-11
CIK 1169561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based upon the closing price of the common stock as reported by The Nasdaq Stock Market) was approximately $8.2 billion.
As of May 7, 2026, there were 41,250,627 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    Information required by Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2026. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be part of this Annual Report on Form 10-K.

COMMVAULT SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2026

FORWARD-LOOKING STATEMENTS
The discussion throughout this Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by our use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could," "feel" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You should be aware that these statements and any other forward-looking statements in this document reflect only our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond our control and may cause actual results and performance to differ materially from our expectations. Important factors that could cause our actual results to be materially different from our expectations include the risks and uncertainties set forth under the heading "Risk Factors." Accordingly, you should not place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which the statements were made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References in this Annual Report on Form 10-K to "Commvault," the "Company," "we," "our" or "us" refer to Commvault Systems, Inc., including as the context requires, its direct and indirect subsidiaries.

PART I

Item 1.	Business
Company Overview
Commvault Systems, Inc. ("Commvault") is a provider of cyber resiliency solutions designed to help the enterprise protect, secure, and recover their data, applications, and identity systems in a world of increasing cyber threats and attacks. Commvault’s offerings provide cyber resilience, including data protection, cyber recovery, data security, and governance, aiming to enable customers continuous business.
Commvault delivers its solutions through Commvault Cloud, a cloud‑native platform that unifies data security, cyber recovery, and identity resilience across on‑premise, hybrid, multi‑cloud, and software‑as‑a‑service ("SaaS") environments. The platform is designed to support enterprise‑scale deployments and enables customers to manage resilience consistently across diverse infrastructure footprints and operating models.
Commvault Cloud provides a comprehensive set of capabilities intended to help customers prepare for, withstand, and recover from cyber incidents such as ransomware, data corruption, infrastructure failures, and cyberattacks. These capabilities include AI‑assisted data discovery, classification, and monitoring; immutability and air‑gapped protection; automated verification of clean recovery points; and orchestrated recovery workflows that enable customers to restore data, applications, and supporting infrastructure at scale.
Commvault’s solutions are designed to support modern data architectures, including cloud‑native workloads, containerized applications, SaaS platforms, and AI‑driven data environments. Commvault also offers capabilities that support data residency, sovereignty, and regulatory requirements, so customers can retain control over where data is stored and recovered while maintaining consistent resilience across regions and jurisdictions.
Commvault sells its offerings primarily through subscription‑based arrangements, including SaaS and term‑based subscriptions, and also offers perpetual licenses, customer support, and professional services. Its solutions are delivered through multiple deployment models, including Commvault‑hosted SaaS, customer‑managed software, integrated appliances, and offerings delivered and managed by strategic partners, cloud service providers, and managed service providers.
Commvault was incorporated in Delaware in 1996.

Products
Commvault provides cyber resilience and data protection solutions designed to help organizations protect, secure, and recover data across hybrid, multi‑cloud, and cloud‑native environments. Our solutions are designed to enable customers to maintain business continuity and recover from cyber incidents, system failures, and data disruptions across on‑premises, cloud, and SaaS workloads.
Our offerings are delivered through Commvault Cloud, a platform that unifies data protection, cyber recovery, and related resilience capabilities. Commvault Cloud supports deployment as customer‑managed software, SaaS‑delivered solutions, or a hybrid of the two, allowing customers to select the deployment model that best fits their operational, regulatory, and security requirements.
Commvault Cloud is organized into the following solution packages: Operational Recovery, Autonomous Recovery, and Cyber Recovery.
Operational Recovery provides core backup and recovery capabilities across hybrid enterprise workloads. It supports a broad range of environments, including physical servers, virtual machines (“VMs”), containers, databases, endpoints, and SaaS applications, all which may be deployed across on‑premises, cloud, or hybrid environments. Operational Recovery is designed to provide secure data protection, granular recovery, and workload mobility while helping customers manage data growth and cloud costs. Capabilities include backup, restore, recovery validation, and policy‑based data movement to cloud storage, enabling customers to improve availability and recover data in different environments.
Autonomous Recovery builds on Operational Recovery by adding automation, orchestration, and validation intended to reduce recovery times, downtime, and operational complexity. It supports automated disaster recovery and cyber recovery use cases across on‑premises, cloud, and hybrid environments. Autonomous Recovery helps to provide continuous or periodic replication, automated failover and failback, application‑level recovery validation, and orchestrated recovery workflows for data, applications, VMs, and containers. These capabilities are designed to help organizations recover more predictably and at scale while optimizing infrastructure usage and recovery costs.

Cyber Recovery represents the most comprehensive set of Commvault Cloud capabilities. It incorporates Operational and Autonomous Recovery and adds advanced cyber preparedness, threat detection, and clean recovery features to help organizations respond to ransomware and other cyber incidents. Cyber Recovery includes capabilities designed to identify risks within protected data, detect anomalies and indicators of compromise in backup environments, validate recovery integrity, and recover clean data at scale. These capabilities aim to help customers minimize the impact of cyber incidents and support faster, more reliable recovery following an attack.
Commvault also offers a range of complementary capabilities that extend its core recovery solutions:
Commvault Cleanroom Recovery provides an isolated, on‑demand recovery environment in the cloud that enables organizations to test recovery plans, perform forensic analysis, and execute data recoveries without reconnecting to potentially compromised production systems. It is designed to support recovery readiness, validation of clean data, and faster recovery following cyber incidents.
Commvault HyperScale Grid is an integrated, scale‑out data protection solution designed to support enterprise environments transitioning from traditional infrastructure to virtualized, containerized, and hybrid cloud architectures. It supports a wide range of workloads from a single platform and can be deployed as an integrated appliance or as customer-configured infrastructure.
Commvault HyperScale Flex is a data protection solution designed to support enterprise‑scale environments and large‑volume data workloads. It is intended for deployments operating at petabyte scale and supports high‑throughput, performance‑sensitive workloads across evolving infrastructure architectures. It uses a disaggregated architecture in which compute resources are decoupled from storage, allowing each to be scaled independently through the use of external storage.
Commvault Threatscan is a resilience offering designed to help identify and isolate malicious or anomalous data within backup environments. It analyzes backup data for indicators such as malware infections, ransomware‑related encryption activity, and other suspicious file‑level changes to support recovery to a known clean state and reduce the risk of reinfection.
Commvault Cloud Air Gap Protect provides isolated cloud storage designed to protect backup data from unauthorized access, deletion, or compromise. It supports hybrid cloud strategies and is intended to help customers improve recoverability by maintaining secure, logically isolated backup copies.
Commvault's Compliance capabilities, available as an add‑on, support legal and regulatory requirements by helping preserve designated data in an unaltered state. These capabilities include reporting, auditing, and logging features designed to help organizations manage data subject to legal holds and certain compliance obligations.
Commvault's Cloud Rewind combines data recovery with automated cloud application and infrastructure rebuild capabilities to help organizations restore cloud environments following outages or cyber incidents. It is designed to accelerate recovery of cloud‑native applications and associated infrastructure.
Commvault’s Clumio Backtrack enables customers to revert cloud objects and datasets to a prior point in time, with support for Amazon S3, Amazon DynamoDB, and Google Cloud Storage. This capability supports recovery from accidental deletions, data corruption, or malicious encryption events.

Professional & Customer Support Services
Commvault offers a wide range of professional and customer support services to complement its product portfolio, with multiple levels of service that can be tailored to our customers’ needs.
Our services consist of:
•Global Real-Time Support.   We offer global customer support from physical locations around the world, which allows us to provide 24/7 support. Our customers have access to support staff available by phone for first responses and to manage resolutions, and to an online support database for help with troubleshooting and operational questions. Additionally, we leverage Arlie, our AI-powered assistant within the Commvault Cloud platform, to enhance support with real-time, actionable insights. This advanced AI capability is designed for faster resolutions and an even more responsive support experience. Our cloud-based support system creates a virtual global support center to address customer needs. We have designed our support infrastructure to scale with the increasing globalization of our customers. We have also developed and maintain a knowledge library of storage systems and software products to further enable our support organization to quickly and effectively resolve customer problems.
•Broad Expertise.   Our support engineers have extensive knowledge of complex applications, servers and networks. We proactively work to identify the customer’s problem and offer bug fixes and updates as part of our commitment to enhancing performance and functionality.
•Customer Success Options.   We offer various Customer Success options for our software and SaaS customers, including Enterprise Success Program ("ESP") offerings. Our Customer Success offerings provide resources focused on proactively helping our customers achieve their goals and are aligned to their business initiatives. Our ESP offerings provide additional industry technical experts who provide strategic guidance and advice so our enterprise customers have the tools available to them to achieve their cyber resiliency objectives. The entire Customer Success program is centered around driving customer adoption, customer satisfaction and quick time to value.
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

Customers
We serve a broad and diverse global customer base that includes large enterprises, small and mid‑sized businesses, and government agencies. Our customers operate across a range of regulated and mission‑critical industries, including banking and financial services, insurance, government, healthcare and life sciences, technology, legal, manufacturing, and energy and utilities.

Strategic Relationships
An important element of Commvault’s strategy is to establish and maintain relationships with technology, channel, and service provider partners that support the development, delivery, and adoption of our solutions. These relationships are intended to enhance the functionality and interoperability of our offerings, extend our market reach, and enable customers to deploy and operate our solutions more efficiently across diverse IT environments. We work with a broad ecosystem of partners across software, hardware, cloud, cybersecurity, identity, and AI to support customer requirements related to data protection, cyber resilience, regulatory compliance, and hybrid and cloud infrastructure initiatives.
Our strategic relationships generally fall into the following categories:
Alliance and Technology Partners.  We maintain strategic sales, marketing, and technology relationships with a range of technology partners to integrate our solutions with complementary products and platforms. These relationships are designed to support interoperability across operating systems, applications, infrastructure platforms, identity systems, and cybersecurity tools. Through these integrations, customers are able to deploy Commvault solutions within heterogeneous environments and align data protection and cyber resilience workflows with their broader security and IT operations. We believe these relationships facilitate customer adoption and can support sales by reducing implementation complexity and aligning with customer technology standards.
Distributor, Reseller, Systems Integrator, and OEM Relationships. We utilize a combination of distributors, value‑added resellers, systems integrators, corporate resellers, and original equipment manufacturers ("OEMs") to market, sell, and deploy our solutions globally. These partners may resell our solutions directly, bundle them with their own offerings, or integrate Commvault functionality into broader solutions delivered to end customers.
We maintain non‑exclusive distribution arrangements with certain partners who manage reseller enablement and provide localized market coverage. In addition, we work closely with OEM partners to support joint solution development, technical integration, and field enablement, including coordinated go‑to‑market activities. These relationships are intended to extend our geographic reach and address customer requirements across enterprise, mid‑market, regulated, and industry‑specific use cases.
Service Provider Partners. We partner with managed service providers and cloud service providers that deliver Commvault‑based solutions as part of managed, hosted, or cloud‑based offerings. As customers continue to adopt cloud, SaaS, and hybrid infrastructure models, these partners support the migration, management, and protection of customer data and applications. Our service provider relationships enable customers to consume Commvault solutions through operating models that align with their infrastructure strategies and internal resource requirements, while allowing Commvault to address a broader range of deployment preferences and operating environments.
Cloud Hyperscalers and Marketplaces. We maintain relationships with major public cloud providers and offer certain solutions through cloud marketplace programs which allow customers to procure Commvault solutions, either directly or in conjunction with channel partners. Cloud marketplace relationships are intended to simplify procurement, align with customer cloud consumption preferences, and support deployment of Commvault solutions across public, private, and hybrid cloud environments.
Cybersecurity and AI Ecosystem Partnerships. We continue to expand integrations with cybersecurity, identity protection, and AI ecosystem partners to support customer cyber resilience objectives. These integrations are designed to enable joint customers to identify potential security threats or anomalies, enhance data discovery and governance, and support rapid and reliable recovery workflows. By integrating Commvault solutions with third‑party security and AI platforms, customers can incorporate data protection, recovery, and resilience into broader security operations.

Competition
The markets in which we operate, including data protection, cyber resilience, and related software solutions, are highly competitive, rapidly evolving, and fragmented. Competition is based on a number of factors, including product functionality and performance, breadth of platform and workload coverage, scalability, interoperability with third‑party technologies, pricing and total cost of ownership, ease of deployment and integration, quality of customer support, global sales and distribution capabilities, and brand recognition. The ability of certain vendors to bundle solutions as part of broader infrastructure, cloud, or software platforms is also a significant competitive factor.
We compete with a range of vendors that provide solutions addressing all or portions of the data protection and cyber resilience market. Our competitors include software providers offering enterprise and mid‑market data protection platforms, including vendors such as Rubrik, Cohesity, and Veeam, each of which competes with aspects of our product portfolio. In addition, in certain cloud‑native, SaaS, and government‑adjacent use cases, we face competition from hyperscalers and other vendors offering solutions related to data protection, cybersecurity, and data governance.
Some of our competitors have greater financial resources and may have the ability to offer their products at lower prices than ours. In addition, some have greater name recognition, longer operating histories, substantially larger technical, sales, marketing and other global resources, and larger installed customer bases with broader product offerings. As a result, these competitors can devote greater resources to the development, promotion, sale and support of their products than we can. Refer to our "Risk Factors" below.
Sales and Marketing
We sell our cyber resilience solutions to businesses and government agencies of all sizes through a combination of our global direct sales force and partner channels, including distributors, resellers, system integrators, and cloud marketplaces.
Our sales and marketing efforts are designed to build brand awareness, support demand generation, and enable customer adoption of our solutions and platform. Marketing activities include a combination of digital and field‑based programs, industry events and conferences, educational and technical content, public relations, analyst relations, partner‑led initiatives, and other programs intended to support lead generation and sales enablement. Our strategic partners also participate in joint sales and marketing activities, including events, trade shows, and coordinated campaigns.
Research and Development
Our research and development organization is responsible for the design, development, testing and certification of our resilience platform and solutions. Our engineering efforts support product development across all major operating systems, databases, applications, hyperscalers, identity systems and network storage devices. A substantial amount of our development effort goes into certification, integration and support of our solutions for interoperability with our strategic partners’ solutions and to extend our resilience offerings and platform across cloud, SaaS, hybrid, and on-premise and AI-driven workloads. We have also made substantial investments in the automation of our product test and quality assurance laboratories.
Technology, Intellectual Property and Proprietary Rights
We believe our solutions are a major differentiator versus our competitors’ portfolios. Our Commvault Cloud platform aims to deliver best-in-class cyber resilience with recovery across on-premise, hybrid and multi-cloud environments. Our solutions’ unique features drive the performance, scale, total cost of ownership benefits and interoperability of our offerings. Such features include encryption, indexing, immutability, anomaly detection, identity resilience and unified governance. Additional options enable content search and auditing features to support data discovery and compliance. Our success and ability to compete depend on our continued development and protection of our solutions. We rely primarily on a combination of trade secrets, patents, and copyrights, as well as contractual provisions, to establish and protect our intellectual property rights.
We patent our technical infrastructure and key usability and design concepts. Our product’s unique capabilities are covered by a robust portfolio of patents worldwide. Areas such as cyber resilience, data protection, transformation, insights, and compliance and governance, including our SaaS, HyperScale X and cloud-native services, are core to our competitive advantage. As of March 31, 2026, more than 1,600 patents had been issued to Commvault worldwide as a result of our strategic patenting activities. In addition, we hold proprietary rights in various trademarks and have over 200 trademark registrations and pending trademark applications globally. We believe our intellectual property rights are important to our business; however, we cannot be certain that these protections will be adequate to prevent unauthorized use or that others will not assert intellectual property claims against us. See “Risk Factors” for additional information.
Government Regulations
The global legal and regulatory environment applicable to technology businesses is evolving rapidly and is often uncertain. These areas include data privacy, data protection and cybersecurity; AI governance; digital services, online content and platform regulation; cross-border data transfers and data residency; export controls, economic sanctions, tariffs and other trade restrictions; anti-bribery and anti-corruption; taxation; and intellectual property ownership, protection and infringement.
We are subject to several local, state, federal and foreign laws and regulations regarding data privacy and security. Regulators around the world have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information, payment card information or other confidential information of individuals, and the U.S. Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under applicable data privacy and security, unfair practices or consumer protection laws. The scope and interpretation of these laws could change, and the associated burdens and our compliance costs could increase in the future. New and evolving laws and regulations, including AI and cyber incident reporting requirements, sovereign cloud and data residency obligations, and cross-border data transfer restrictions, may also increase our compliance obligations and affect product design and deployment decisions.
We are also subject to global laws and regulations that govern or restrict our business and activities in certain countries and with certain persons, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the Office of Foreign Assets Control, as well as anti-bribery and anti-corruption laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act. See “Risk Factors” for additional information.
Seasonality
Our business is subject to seasonal fluctuations driven primarily by customer purchasing patterns, renewal timing, and the cadence of large enterprise transactions. Historically, sales activity has tended to be stronger in the second half of our fiscal year, reflecting customer budget cycles, including within the public sector. While the increasing contribution of subscription and SaaS offerings has improved revenue visibility, seasonality and transaction timing may continue to cause variability in our quarterly operating results and cash flows.
People
Our employees are an important part of our ability to innovate, develop and deliver our solutions and to support our customers globally. As of March 31, 2026, we had approximately 3,300 employees worldwide, with approximately 36% based in the United States and 64% based internationally.
We are committed to providing our employees with opportunities and resources that support professional development, skill development and effective collaboration. During fiscal 2026, our employees, partners and customers participated in over 3,400 training programs, representing over 219,000 training hours.

Community and Belonging
We believe that fostering a culture that supports community and belonging and draws on a broad range of skills, experiences, and perspectives is important to our business. These efforts support our ability to attract, develop, and retain talent and to meet the needs of our customers and partners. We seek to maintain an inclusive workplace environment and to build a diverse pipeline of candidates across our global operations.

Employee Health, Safety and Wellness
We are committed to supporting the health, safety, and well‑being of our employees. Our approach focuses on providing programs and resources that address physical, social, emotional, and financial well‑being. We also operate in accordance with applicable health and safety laws and procedures to help maintain a safe working environment for our employees.

Information about our Executive Officers
The following table presents information with respect to our executive officers as of May 7, 2026:

Name	Age	Position
Sanjay Mirchandani	61	President and Chief Executive Officer
Gary Merrill	51	Chief Financial Officer
William Geoffrey ("Geoff") Haydon	60	President of Customer and Field Operations
Danielle Abrahamsen	35	Chief Accounting Officer
Sanjay Mirchandani has served as our President and Chief Executive Officer ("CEO") since February 2019. Prior to joining Commvault, Mr. Mirchandani served from September 2016 to January 2019 as the Chief Executive Officer of Puppet, Inc. ("Puppet"), an Oregon-based IT automation company. Mr. Mirchandani joined Puppet in May 2016 as President and Chief Operating Officer. Mr. Mirchandani brings a wealth of international business experience through his diverse well-rounded career in technology. Before joining Puppet, from October 2013 to April 2016, Mr. Mirchandani served as Corporate Senior Vice President and General Manager of Asia Pacific and Japan at VMware, Inc. and, from June 2006 to October 2013, Mr. Mirchandani held various senior leadership positions at EMC Corporation, including Chief Information Officer and leader of the Global Centers of Excellence. Prior to that, Mr. Mirchandani held various positions at Microsoft Corporation and Arthur Andersen LLP. Mr. Mirchandani has a Master of Business Administration degree from the University of Pittsburgh and a bachelor’s degree in mathematics from Drew University.
Gary Merrill has served as our Chief Financial Officer ("CFO") since April 2026. Prior to his current role, Mr. Merrill served as our Chief Commercial Officer from August 2024 to April 2026, our CFO from June 2022 to July 2024, and as our Chief of Business Operations from April 2021 until June 2022. He also held the position of Vice President of Operations from April 2019 through March 2021 and from December 2012 to March 2019, served as Chief Accounting Officer. Prior to joining Commvault, Mr. Merrill held accounting management positions with several publicly traded companies. Mr. Merrill began his career with Arthur Andersen LLP in its audit practice. Mr. Merrill obtained his bachelor’s degree in accounting from Elizabethtown College.
William Geoffrey ("Geoff") Haydon has served as our President of Customer and Field Operations since April 2026. In this role, Mr. Haydon oversees the end-to-end customer experience, from sales and partnerships through customer support and success. Prior to becoming an executive officer, Mr. Haydon served as a member of our Board of Directors from October 2025 to April 2026. Before joining Commvault, Mr. Haydon served as CEO of Ontinue, Inc., a provider of AI-powered managed extended detection and response services, from January 2023 to April 2026. From May 2021 to December 2022, Mr. Haydon served as CEO of Open Systems AG, where he was also Executive Chairman from January 2023 to December 2024. Previously, Mr. Haydon led VMware, Inc.’s Carbon Black/Security Business Unit as Senior Vice President from February 2020 to May 2021 and was Chief Revenue Officer at SecureWorks Corp. from February 2018 to May 2021. Earlier, he served as Chief Executive Officer at Absolute Software from July 2014 to January 2018. Mr. Haydon holds a Bachelor of Arts degree in Honors Business Administration from the Richard Ivey School of Business, University of Western Ontario.
Danielle Abrahamsen has served as our Chief Accounting Officer since August 2023. In this role, she oversees global accounting operations, SEC financial reporting, and compliance. Ms. Abrahamsen previously served as Corporate Controller from April 2022 to August 2023 and Assistant Controller from September 2020 to April 2022. Prior to joining Commvault, Ms. Abrahamsen spent over six years at Ernst & Young LLP, where she held various roles including Audit Manager, serving clients across technology and other sectors. She holds a Bachelor of Science degree in Accounting from Ramapo College of New Jersey and is a Certified Public Accountant in the State of New Jersey.

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
Risks Related to Our Business and Industry

Our industry is intensely competitive, and many of our competitors have greater resources and larger, established customer bases, which could enable them to compete more effectively than we do.
The data protection and cyber resilience market is intensely competitive, highly fragmented and characterized by rapidly evolving technology and industry standards, changing customer requirements, and frequent new product introductions. Our competitors vary in size and in the scope and breadth of the products and services they offer. Our primary competitors include Rubrik, Cohesity, and Veeam, and we also face competition from large technology companies, cloud providers, service providers, and other current or emerging market participants that offer products or services that compete with aspects of our portfolio or that customers may view as substitutes for our offerings.
Many of our competitors have significantly greater financial, technical, sales, and marketing resources than we do, as well as larger installed customer bases and greater brand recognition. These competitors may be better positioned to respond more quickly to new or evolving technologies, customer requirements, and industry standards, or to devote greater resources to the development, promotion, sale, and support of their products. Competition in our industry is influenced by a number of factors, including product functionality, performance, and integration; breadth of platform and workload coverage; ability to invest and scale; pricing and total cost of ownership; global sales infrastructure; quality of technical support; brand recognition and reputation; and the ability to address customers’ evolving cyber resilience requirements. If we are unable to compete effectively across these factors, our competitive position could weaken, and we could experience reduced revenue, margin pressure, or loss of market share, which could adversely affect our business, results of operations, and financial condition.
In addition, it is often costly and time-consuming for customers to replace existing cyber resilience systems. Most of our prospective and newly adopted customers have previously implemented competing solutions, which may provide incumbent vendors with advantages in retaining those customers due to existing familiarity with customer environments, data architectures, and operational requirements. Some customers may be reluctant to incur the cost, complexity, or operational risk associated with switching vendors, which could limit our ability to win new customers or expand within existing customer environments.
We also face competitive risks related to the ongoing transition within the industry from traditional on‑premises solutions to cloud‑based and SaaS delivery models. While we have substantially completed our transition from a perpetual licensing model to a subscription‑based model delivered through term‑based licenses or SaaS, certain competitors have operated under cloud‑native models for longer periods. Differences in deployment models, customer adoption rates, infrastructure requirements, and pricing expectations may adversely affect our ability to compete in certain segments or use cases.
Competition may further intensify as we expand into new markets, as existing competitors broaden their product offerings, and as new competitors enter the market. We also expect increased competition as a result of industry consolidation, including from OEMs, systems and network management companies, and other market participants that may leverage acquisitions, bundled offerings, or established customer relationships to compete with our solutions. Increased competition could result in pricing pressure, reduced margins, loss of market share, or reduced demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
In addition, the highly competitive nature of the cyber resilience industry makes it challenging to attract and retain skilled employees. Our ability to compete successfully depends, in part, on our ability to hire and retain qualified personnel, and increased competition for talent could increase our costs or adversely affect our ability to execute our business strategy.

We rely on indirect sales channels, including resellers, systems integrators, distributors, OEMs, and marketplaces, and the failure of these channels to effectively sell our solutions could adversely affect our business.
We rely significantly on indirect sales channels for the marketing and distribution of our products and services, including value-added resellers, system integrators, corporate resellers, distributors, OEMs, and marketplace partners. Our resellers represent our most significant distribution channel. Our agreements with resellers are generally non-exclusive, are typically renewed annually, do not contain minimum sales commitments, and, in many cases, may be terminated by either party without cause. In addition, many of our resellers sell data protection and cyber resilience solutions that compete with our offerings. As a result, these resellers may allocate greater resources or prioritize competing products or services, or may discontinue or reduce promotion of our solutions. If a significant number of resellers or certain resellers were to discontinue or materially reduce their sales efforts on our behalf, prioritize competing products, or fail to comply with the terms of their agreements, our business, results of operations, financial condition, and reputation could be adversely affected. In addition, if we fail to effectively manage our reseller relationships, including conflicts among resellers or performance expectations, our sales and operating results could suffer.
A portion of our future growth depends on our ability to identify, attract, and retain new resellers. Our competitors also use reseller and partner-based arrangements and may be more successful in recruiting partners or entering into exclusive or more favorable arrangements, which could limit our ability to expand or maintain our reseller network. Failure to maintain or expand our network of resellers could impair our ability to grow revenues.
Further, we have non-exclusive distribution agreements with certain partners that manage portions of our reseller ecosystem and facilitate broader distribution of our solutions. One such partner ("Partner A") accounted for approximately 32%, 35% and 36% of our total revenues for the years ended March 31, 2026, 2025 and 2024, respectively. Separately, a second partner ("Partner B") accounted for approximately 11% of our total revenues for the year ended March 31, 2026. Total revenues for the years ended March 31, 2025 and 2024 for Partner B were less than 10%. If any of these partners were to discontinue or materially reduce their sales of our solutions, terminate their agreements with us, or experience operational or financial difficulties, and if we were unable to effectively replace them or assume management of the affected distribution activities, our business, results of operations, and financial condition could be materially adversely affected.
Our OEM partners sell and integrate our solutions as part of their offerings and represent a material source of our revenues. These partners have no obligation to sell systems incorporating our solutions, meet minimum sales targets, or recommend our solutions on an exclusive basis, and may terminate their relationships with us at any time. We do not control the timing, shipping expectations, volume, or pricing of systems sold by OEM partners, and in some cases OEM partners may choose to develop or promote competing solutions. In addition, if one OEM partner perceives our relationship with another OEM as competitive, it may decide to reduce or cease its relationship with us. Any material decline in OEM‑related sales could adversely affect our business, revenues, results of operations, and financial condition.
We also sell our solutions through cloud-based marketplace offerings operated by third-party platform providers. Marketplace providers generally act as agents in these transactions and have no obligation to promote, recommend, or continue to offer our solutions, and may change platform policies, pricing structures, or technical requirements in ways that are unfavorable to us. These transactions include sales to both new and existing customers and may include new purchases, software renewals, expansions by existing customers, and subscriptions for both on‑premise and SaaS offerings. Our inability to effectively compete or maintain visibility within marketplace channels could adversely affect our sales and operating results.
If we are unable to price our solutions competitively, manage costs associated with delivering our offerings, or maintain the scope and duration of customer subscriptions and support agreements, our business, results of operations, and financial condition could be adversely affected.
A significant portion of our revenues is derived from subscription arrangements, including term‑based software licenses, associated term‑based support for those licenses, and SaaS arrangements. These arrangements are generally priced in a competitive market and are subject to ongoing pricing pressure from competitors, customer budget constraints, and evolving customer expectations, particularly as customers transition from traditional on‑premises deployments to cloud‑based and SaaS delivery models.
At the end of an initial or renewal term, customers may elect not to renew, renew for shorter contract durations, reduce the number of workloads, users, or other subscription units, migrate to lower‑cost configurations, or seek concessions related to pricing or contract terms. These outcomes may be driven by competitive offerings, customer cost‑optimization initiatives, broader economic conditions, or changes in customers’ technology strategies. Any such changes could adversely affect our revenues, margins, and long‑term growth prospects.
Our ability to compete effectively on pricing and contract terms may be further affected by our cost structure, including costs associated with delivering SaaS offerings. As we continue to support hybrid, multi‑cloud, and SaaS deployment models, we incur ongoing infrastructure, hosting, security, and operational costs that may increase over time due to changes in usage patterns, cloud service pricing, or other factors beyond our control. If we are unable to manage these costs effectively or offset them through pricing, operational efficiencies, or volume growth, our margins and profitability could be adversely affected.
Our reliance on interoperability with third‑party platforms, operating systems, cloud environments, and hardware products, as well as ongoing supply chain constraints, could adversely affect our product development, customer satisfaction, and results of operations.
Our solutions are designed to interoperate with certain third-party operating systems, cloud platforms, applications, and hardware products that are developed, controlled or distributed by others. These include widely used operating systems such as Windows, UNIX, Linux and other platforms, as well as database technologies, cloud infrastructure services, and hardware products offered by numerous manufacturers. Our ability to deliver and support our solutions depends in part on the continued interoperability of our products with these third‑party technologies.
When new or updated versions of operating systems, cloud platforms, applications, or hardware products are introduced, or when existing third‑party technologies are modified, we may be required to devote significant time, engineering effort, and financial resources for continued compatibility. We may not be able to complete these development efforts in a timely or cost‑effective manner, or at all. In addition, third parties may make changes to their products, platforms, or commercial terms that degrade the functionality of our solutions, limit our ability to support certain configurations, or require us to make unplanned investments to maintain interoperability.
Our reliance on third‑party hardware products, particularly for our on-premise license solutions, also exposes us to risks associated with global supply chain disruptions, including increased hardware costs, limited product availability and extended lead times. We provide demand forecasts to our supply chain partners, and if those forecasts prove inaccurate, we could incur or experience delays in fulfilling customer orders. Industry‑wide supply constraints, inflationary pressures, logistics disruptions, or changes in supplier priorities could result in delays in hardware availability or increased costs that are passed on to customers. These conditions may impact our ability to deliver integrated solutions, support certain customer deployments, or meet customer expectations for implementation timelines, which could adversely affect customer satisfaction, demand for our solutions, or our competitive position.
In addition, uncertainties in the availability, pricing, or performance characteristics of third‑party hardware and infrastructure components may complicate customer purchasing decisions or delay customers’ adoption or expansion of cyber resilience solutions. These risks may be heightened during periods of elevated demand, geopolitical instability, trade restrictions, or other factors beyond our control that affect the global technology supply chain. If we are unable to maintain effective interoperability with third‑party platforms and hardware products, respond adequately to supply chain disruptions, or absorb or pass through increased costs associated with these dependencies, our product development efforts, sales, results of operations, and overall business could be materially adversely affected.
Volatility in the global economy, including changes in trade policy or tariffs, could adversely affect our continued growth, results of operations, financial condition, and our ability to forecast future performance.
As a global company, we are exposed to risks arising from uncertainty in domestic and international economic and geopolitical conditions, including changes in trade policy, tariffs and international trade agreements. Actions by the U.S. government or foreign governments, including the imposition of new or increased tariffs or other trade restrictions, could disrupt global supply chains, increase costs, or negatively affect economic conditions in the United States or other markets in which we operate. The scope, timing and impact of such actions remain uncertain and could adversely affect our international operations and financial performance.
Broader macroeconomic volatility, including inflationary pressures, foreign exchange fluctuations, reduced capital spending, and tightening credit conditions, may cause customers to delay, reduce, or cancel technology investments. These conditions may lengthen sales cycles, increase pricing and negotiation pressure, and make it more difficult for customers, partners, and us to plan and forecast business activity. Increased volatility in foreign currency markets may also adversely affect our results of operations.
Deterioration in economic conditions in regions where we operate could also result in delayed or reduced customer orders, cancellations, or slower collections on accounts receivable. Our accounts receivables are generally unsecured, and our customers and partners are typically permitted to pay within a specified period following delivery of our solutions. Adverse economic or geopolitical conditions, whether domestic or international, including economic downturns, financial market instability or geopolitical conflicts such as those in the Middle East, and Russia-Ukraine, may impair the liquidity or financial condition of our customers or partners. As a result, customers or partners may delay payments, fail to meet payment obligations, or seek to renegotiate payment terms, which could increase bad debt expense or reduce operating cash flows.
A significant portion of our revenues is derived from subscription-based and term-based arrangements under which customers may pay over extended periods. A portion of our receivables also consists of unbilled receivables related to revenue recognized in advance of invoicing. These amounts may be subject to extended collection periods and increase our exposure to credit risk, particularly during periods of economic volatility. If customers experience financial difficulty or delay payments, we may experience increased collection risk, higher write-offs, or reduced operating cash flows.
If global economic conditions worsen or recover more slowly or unevenly than expected, we may not be able to sustain historical growth rates, our business, results of operations and financial condition could be adversely affected, and we may not meet the expectations of analysts or investors, which could cause the market price of our common stock to decline.
We can experience long and unpredictable sales and implementation cycles, particularly with large enterprise and government customers, which could adversely affect the size, timing and predictability of our revenues.
Our sales cycles, especially for larger enterprise and public sector customers, are often lengthy and complex and require significant commitments of time, expense and management resources. These customers typically conduct extensive evaluations, require multiple levels of approval, and may involve formal procurement processes. In many cases, we must invest significant time and resources before a purchasing decision is made, and there is no assurance that these efforts will result in a sale.
Our sales cycles are subject to risks and delays largely outside of our control, including customers’ budgetary constraints and cycles, internal approval processes, customers’ willingness or ability to replace existing solutions, and the expiration timing of customers’ current contracts. As a result, sales opportunities may be delayed, reduced in scope, or not consummated, even after we have incurred significant sales and marketing expenses.
If our sales cycles lengthen unexpectedly or if we are unsuccessful in closing anticipated transactions after incurring substantial costs, the timing of our revenues may shift, our operating expenses may increase relative to revenue and our quarterly revenues and results of operations may fluctuate. These factors could adversely affect our business, results of operations, financial condition, and the predictability of our results, and may contribute to volatility in the trading price of our common stock.
We depend on growth in the data protection and cyber resiliency market, and a slowdown or contraction in this market could have a material adverse effect on our business, results of operations, and financial condition.
Demand for data protection and cyber resilience solutions is influenced by factors such as growth in the amount of data generated and backed up, demand for data retention and management (whether as a result of regulatory requirements or otherwise) demand for and adoption of new backup devices and networking technologies, and ability to respond to and recover from cyber incidents in a secure environment. Because our solutions are concentrated within the data protection and cyber resiliency market, if the demand for backup and data protection solutions declines, our business, results of operations, and financial condition could be materially adversely affected.
The data protection and cyber resiliency market is dynamic and evolving, and our future financial performance depends in part on continued adoption of these solutions by organizations across industries and geographies. The market may not continue to grow at historical rates, may grow more slowly than we anticipate, or may contract due to economic conditions, technology changes, or alternative approaches to data protection and cyber resilience. If this market slows or fails to materialize as expected, or if customer adoption declines, our business, results of operations, financial condition, and growth prospects could be materially adversely affected.
Our SaaS offerings require substantial and ongoing infrastructure investments, and if these investments do not yield the expected return, our business, results of operations, and financial condition could be adversely affected.
To support our SaaS offerings and cloud-based delivery model, we have made, and expect to continue to make, substantial investments and incur ongoing costs related to infrastructure, hosting, security, availability, and operations. As we expand and enhance our SaaS offerings, we continue to invest in technology and platform infrastructure to support customer demand and deliver competitive products. A portion of these costs is associated with long‑term or minimum‑commitment arrangements with third‑party cloud service providers, which may limit our ability to reduce expenses in response to changes in demand.
Demand for our SaaS offerings may be affected by factors such as customer acceptance, pricing sensitivity, competition, economic conditions, data security and privacy, technological challenges, or changes in customer spending priorities. If demand for our SaaS offerings declines, grows more slowly than expected, or shifts toward lower‑cost usage models, we may not be able to fully realize the anticipated benefits of our infrastructure investments. In addition, if the costs of operating our SaaS offerings increase due to changes in usage patterns, storage requirements, network bandwidth, or third-party cloud pricing, and we are unable to offset those increases through pricing, operational efficiencies, or scale, our business, results of operations, and financial condition, including gross margins, could be adversely affected.
Our complex solutions may contain undetected errors, defects, or vulnerabilities, and incorrect or improper implementation or use of our solutions could result in customer dissatisfaction, increased data security risk, and harm to our business, financial condition, and reputation.
Our solutions operate across diverse customer environments that include multiple hardware platforms, operating systems, IT infrastructures, and third-party applications. Despite extensive testing, errors, defects, or failures may be discovered after general availability or in connection with new product releases, particularly in customer environments that include unique or non-standard configurations difficult to replicate during testing. Material errors, defects, or vulnerabilities within our solutions could result in delayed deployments, service disruptions, increased remediation or support costs, customer dissatisfaction, loss of revenue, or reduced adoption of our solutions. Defects or vulnerabilities could also expose our solutions to exploitation by malicious actors, further increasing risks . Any failure to promptly detect or remediate these issues could materially adversely affect our business, results of operations, financial condition, and reputation.
Successful use of our solutions also depends on proper configuration, implementation, training, and ongoing management. Implementations may be technically complex, and it may not be easy to maximize the value of our products without proper implementation, training, and support. Some customers or partners have experienced, or may experience in the future, difficulties implementing or operating our solutions effectively. Failure to properly implement or use our solutions could reduce their effectiveness, expose customers to increased operational or data security risk, including exploitation by malicious actors, and impair customers' ability to achieve intended cyber resilience outcomes. Such failures could result in customer dissatisfaction, reduced renewal or expansion opportunities, or reputational harm, which could adversely affect our business, results of operations, and financial condition.
Our investments in research and development may not result in significant revenues, and we may not realize a return on these investments for several years, if at all.
Developing software and technology is costly, and investments in product development often involve long and uncertain payback periods. We incurred research and development expenses of $162.2 million, or 14%, of our total revenues in fiscal 2026, $146.3 million, or 15%, of our total revenues in fiscal 2025 and $132.3 million, or 16%, of our total revenues in fiscal 2024, and we expect to continue to dedicate significant resources to research and development to maintain our competitive position. However, research and development initiatives may not result in new products, features, or enhancements that are commercially successful or generate meaningful revenues within anticipated timeframes, or at all. If we are unable to realize an adequate return on our research and development investments, our operating margins, results of operations, and financial condition could be adversely affected.

Our ability to sell our solutions and retain customers is dependent on the quality of our customer support and professional services, and any failure to provide high quality support or services could adversely affect our business, results of operations, and financial condition.
Our services include the implementation and design of solutions to meet our customers’ data protection requirements and the efficient deployment of our solutions. Our customers depend on us to resolve issues relating to our solutions. If we or our partners do not effectively install or deploy our solutions, or fail to help our customers quickly resolve support issues, customers may not realize the expected value of our solutions. Failure to provide high‑quality customer support or professional services could result in customer dissatisfaction, reduced renewals or expansion opportunities, or reputational harm. Any such outcomes could adversely affect our business, results of operations, and financial condition.
We implemented new restructuring plans in fiscal 2026, which we cannot guarantee will achieve their intended results.
In fiscal 2026, we initiated restructuring plans intended to optimize our cost structure, enhance organizational agility, align resources with strategic priorities, and reorganize our business technology function. We cannot guarantee the restructuring plans will achieve their intended results. Risks associated with these restructuring plans also include additional unexpected costs, adverse effects on culture, and failure to meet operating and growth targets, any of which could adversely affect our business, results of operations, and financial condition.
A portion of our revenue is generated by sales to government entities, which are subject to unique risks that could adversely affect our business.
We derive a portion of our revenue from sales to federal, national, state, local, and other government entities, and we may seek to expand such sales in the future. Demand from government customers may be affected by budgetary constraints, shifts in spending priorities, regulatory requirements, and funding authorization, which may be unpredictable and subject to delay. Selling to government entities is often highly competitive, time‑consuming, costly, and may require significant upfront investment without assurance of success. Government customers may also require contract terms that differ from our standard commercial terms, including termination and audit rights, security clearance requirements, and certification or authorization obligations, such as FedRAMP requirements. Compliance with these requirements may increase costs, limit operational flexibility, or delay or restrict our ability to compete for or deliver our solutions to certain government customers.
Government demand for our solutions may be more volatile and less predictable than commercial demand. Changes in government procurement practices, funding levels, workforce priorities, or administrative initiatives could reduce, delay, or cancel purchases of our solutions, which could adversely affect our business, results of operations, and financial condition.
We have engaged, and may continue to engage, in strategic acquisitions, equity investments, and other transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Strategic acquisitions and investments involve a number of risks, including diversion of management’s attention, the ability to finance transactions on attractive terms, failure to retain key personnel or customers, exposure to legal or regulatory liabilities, intellectual property ownership and infringement risks, and the need to record and amortize acquired or capitalized intangible assets. In addition, certain equity or strategic investments may be accounted for under complex accounting models, require ongoing valuation judgments, or result in the recognition of impairments, write‑downs, or losses if expected benefits do not materialize, any of which could adversely affect our results of operations or financial condition. Future transactions may also result in the incurrence of indebtedness or the issuance of additional equity securities.
We could experience financial or operational setbacks if acquisitions or strategic investments encounter unanticipated challenges, including issues related to governmental approvals, transaction execution, integration difficulties, operational underperformance, or accounting and internal control complexity relative to prior expectations. These transactions may not result in long‑term strategic or financial benefits, and we may be unable to successfully integrate, scale, or otherwise realize the anticipated value of acquired businesses or invested entities. These risks may be heightened for minority investments or early‑stage businesses where we have limited control over management decisions or strategic direction.

Following the completion of acquisitions or certain strategic investments, we may rely on third parties or sellers to provide transitional administrative, financial reporting, internal control, or other operational support for a period of time. There can be no assurance that such support will be provided in a timely or satisfactory manner, which could disrupt operations, increase costs, or adversely affect our financial reporting, controls, or business performance.
Changes in senior management or key personnel could cause disruption in the Company adversely affect our business, results of operations, and financial condition.
We have experienced, and could continue to experience, changes in senior management, which could be disruptive to our management and operations and could adversely affect our business, results of operations, and financial condition. Turnover at the senior management level may create instability within the Company, which could impede the Company’s day-to-day operations and hinder our ability to effectively implement our business plan and growth strategy.
We rely on our key personnel to execute our business operations and identify and pursue new growth opportunities. The loss of key employees could result in significant disruptions to our business, and efforts to recruit, integrate, and train replacement personnel may be costly, time‑consuming, and disruptive, and may not be successful. Any such events could adversely affect our business, results of operations, and prospects.
Our existing and future indebtedness, including our senior convertible notes and revolving credit facility, could adversely affect our business, results of operations, and financial condition.
We have incurred, and may incur in the future, indebtedness to support our operations and strategic objectives, including borrowings under our revolving credit facility and obligations under our $900 million aggregate principal amount of 0% Convertible Senior Notes due 2030. Although we had no borrowings outstanding under our revolving credit facility as of March 31, 2026, our indebtedness could have adverse consequences, including requiring us to use a portion of our cash flows from operations to satisfy debt repayment, redemption, or settlement obligations, thereby reducing cash available for working capital, capital expenditures, strategic investments or acquisitions, share repurchases, or other corporate purposes.
The convertible senior notes are senior unsecured obligations and include features that may require us, upon conversion, redemption, or the occurrence of certain fundamental events, to settle all or a portion of the obligation in cash, shares of our common stock, or a combination thereof, at our election. Any such cash settlement or repurchase obligations could materially impact our liquidity, particularly if they coincide with other capital needs or adverse market conditions. While we entered into capped call transactions intended to reduce potential dilution upon conversion, such arrangements do not eliminate the potential cash or equity impacts associated with the notes.
Our revolving credit facility and other debt arrangements contain financial maintenance covenants and other restrictive provisions, including leverage and interest coverage ratios, as well as customary events of default. Failure to comply with these covenants or other terms could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations or limit our access to additional liquidity. In addition, higher levels of debt relative to certain competitors could limit our operational and strategic flexibility, increase our exposure to interest rate or capital market volatility, and place us at a competitive disadvantage.
For additional information regarding our debt arrangements, including the terms of our senior convertible notes and revolving credit facility, see Note 17 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
Risks Related to our International Operations
Our significant operations in India expose us to operational, economic, and labor‑related risks that could adversely affect our business.
Our operations in India are an important component of our business and provide access to a large pool of skilled professionals that supports product development and international growth. However, this concentration also exposes us to certain risks that we must effectively manage. As of March 31, 2026, approximately 40% of our employees were located in India. Wage and benefit costs vary by region, and compensation levels in India have increased, and may continue to increase, at a faster rate than in many other countries, including the United States. In addition, competition in India for skilled technical professionals is intense and continues to increase. As a result, we may be unable to cost‑effectively retain existing employees or attract and hire qualified new talent, which could increase operating costs, disrupt execution, or reduce margins.
India has also experienced periods of elevated inflation, adverse economic conditions, shortages of foreign exchange, civil unrest, and regional conflict. The occurrence of any of these events could disrupt our India operations, including through workforce availability, infrastructure limitations, or operational inefficiencies. If such disruptions are prolonged or severe, they could have a material adverse effect on our business, results of operations, and financial condition.
In recent years, India’s government has adopted policies that are designed to promote foreign investment, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriations which may not continue. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed and our business, results of operations, and financial condition could be adversely affected.
We may experience fluctuations in foreign currency exchange rates that could adversely affect our results of operations and financial condition.
We derive a substantial portion of our revenues from international markets. Our international sales are generally denominated in currencies other than the U.S. dollar, and we incur expenses and maintain assets and liabilities in various foreign currencies. As a result, we are exposed to both translation risk, arising from the conversion of foreign‑currency‑denominated results into U.S. dollars for financial reporting purposes, and transaction risk, arising from foreign‑currency‑denominated receivables, payables, cash balances, and intercompany transactions.
Our primary foreign currency exposure is to fluctuations between the U.S. dollar and the Euro and, to a lesser extent, the British pound sterling, Australian dollar, Canadian dollar, Indian rupee, Korean won, Chinese yuan, and Singapore dollar. In addition, certain of our foreign subsidiaries hold assets, and may hold assets or liabilities, denominated in currencies other than their functional currencies, which could increase balance‑sheet volatility. Unfavorable movements in foreign exchange rates could adversely affect our reported revenues, operating expenses, margins, and cash flows, and could require us to adjust pricing to remain competitive in certain markets.
We may use foreign currency hedging instruments from time to time to mitigate certain exchange‑rate exposures; however, such strategies may be limited in scope, may not be available on acceptable terms, or may not be effective in offsetting adverse currency movements. As our international operations continue to grow, or if exchange‑rate volatility increases, the effect of foreign currency fluctuations on our results of operations and financial condition could become more material.
Our international sales and operations are subject to factors that could have an adverse effect on our results of operations.
We have significant sales and services operations outside the United States and derive a substantial portion of our revenues from these operations. We generated approximately 47% and 46% of our revenues from outside the United States in fiscal 2026 and fiscal 2025, respectively. Expansion of our international operations requires a significant amount of management attention and financial resources and may require us to add qualified management in these markets.
In addition to risks faced by our domestic operations, our international operations are subject to risks related to differing legal, political, social and regulatory requirements and economic conditions in the countries in which we operate, including:
•adverse economic conditions, including those related to the ongoing conflicts in Russia-Ukraine and the Middle East;
•    difficulties in staffing and managing our international operations;
•    foreign taxes, tariffs, trade restrictions or currency exchange controls;
•    difficulties in coordinating geographically dispersed and culturally diverse operations;
•    general economic conditions, including seasonal reductions in business activity in certain regions;
•    changes in foreign laws or regulatory requirements, including those relating to sanctions, export controls, privacy and data protection, trade and employment and intellectual property protections;

•    longer payment cycles and difficulties in collecting accounts receivable;
•    competition from local suppliers;
•    risks of non-compliance with applicable laws, including anti-corruption and trade regulations;
•    costs and delays associated with developing solutions in multiple languages; and
•    political unrest, war or acts of terrorism.
Our success in emerging and international markets depends on our ability to operate effectively across these varying environments. We may not succeed in developing and implementing effective policies and strategies in each location where we do business. The occurrence of any of these factors could have an adverse effect on our business, results of operations, and financial condition.
Risks Related to Technology and Security
We may be subject to IT system failures, network disruptions, cybersecurity incidents and breaches in data security, which could adversely affect our business, results of operations, and financial condition.
IT system failures, network disruptions, cybersecurity incidents and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the delivery of our solutions, negatively affecting customer support or professional services, preventing the processing of transactions and reporting of financial results, and disturbing our enterprise resource planning system. Such events could also subject us to significant costs and third-party liabilities, result in improper disclosure of data and violations of applicable privacy and other laws, require us to change our business practices, cause us to incur significant remediation costs, lead to loss of customer confidence in, or decreased use of our products and services, damage our reputation, divert the attention of management from the operation of our business, result in significant compensation or contractual penalties from us to our customers and their business partners as a result of losses to or claims by them, or expose us to litigation, regulatory investigations, and significant fines and penalties.
Bad actors regularly attempt to gain unauthorized access to our IT systems, and many such attempts are growing increasingly sophisticated and difficult to detect. These attempts, which might be related to industrial, corporate or other espionage, criminal hackers or nation-state actors, include trying to covertly introduce malware or ransomware to our environments and impersonating authorized users. In particular, cyberattacks are prevalent and severe and could lead to significant interruptions, delays, or outages in our operations, disruptions in our services, loss of data, loss of income, significant extra expense to restore data or systems, reputational loss and the diversion of funds. Cybercriminals are leveraging artificial intelligence to develop more sophisticated and targeted attacks, making detection and prevention increasingly challenging.
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
Supply chain attacks have increased in frequency and severity, and there have been high-profile incidents of third-party service providers causing widespread disruptions to their customers' infrastructure due to errors in their SaaS offerings. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our Commvault Cloud platform, systems and network or the systems and networks of third parties that support us and our business. Moreover, we may have limited remedies against third-party providers in the event of a service disruption.
In addition, any failure to successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies in a timely manner could adversely affect our business, internal controls, results of operations, financial condition, and reputation.

We may not be successful in our initiatives that utilize AI, which could adversely affect our business, results of operations, financial condition, and reputation.
There are significant risks involved in utilizing AI and no assurance can be provided that such usage will enhance our business or assist our business in being more efficient or profitable. Known risks currently include accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy, and cybersecurity, data provenance and reliance on third-party AI models, tools or providers. In addition, AI may have errors or inadequacies that are not easily detectable. For example, certain AI may utilize historical data in its analytics. To the extent that such historical data is not indicative of the current or future conditions, or models fail to filter biases in the underlying data or collection methods, such AI usage may lead us to make determinations on behalf of our business, recommendations to our clients, or developments to our products and services, in each case, that may have an adverse effect on our business and financial results. If AI models are incorrectly designed or the data used to train them is overbroad, incomplete, inadequate or biased in some way, our use may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our products and services, business and reputation.
The legal and regulatory landscape related to AI is rapidly evolving. The use of AI may increase intellectual property, cybersecurity and data protection, operational and technological risks, and our related efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results or subject us to legal liability. In particular, technologies underlying AI and their use cases are subject to a variety of laws, including intellectual property, cybersecurity and data protection, consumer protection and equal opportunity laws. If we do not have sufficient rights to use the data on which these models rely, we may incur liability through the violation of such laws, third-party privacy or other rights or contracts to which we are a party. Changes in laws, rules, directives and regulations may adversely affect the ability of our business to develop and use AI. Although we have implemented governance processes intended to support the responsible development and use of AI, such processes may not be sufficient to identify or mitigate all risks associated with our use of AI technologies. In addition, if our AI-enabled features or tools, or those provided by third parties on which we rely, produce inaccurate, misleading, biased, harmful, or otherwise unintended outputs, or are used inappropriately by us, our customers, or other third parties, our business, results of operations, financial condition, and reputation could be adversely affected.
We market our own products as containing AI features. Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt such AI features which could reduce or delay customer adoption.
Any of these factors could adversely affect our business, results of operations, financial condition, and reputation, or subject us to legal liability.
Our success depends on our technology partners. We rely on Microsoft’s products and services, including Azure, and other third parties to support certain of our products, services, customers, and business operations. Any errors, disruptions, performance problems, cybersecurity incidents, or failures in such third parties’ operational infrastructure could adversely affect our business, results of operations, financial condition, and reputation.
We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as Microsoft Azure, in order to host or operate certain of our products, services and operational infrastructure. We do not have control over such third parties' operations. Therefore, we depend on these third parties to protect their infrastructure and operations against damage or interruption from cybersecurity incidents, natural disasters, power or telecommunications failures, criminal acts, and similar events.
If these third parties experience disruptions, cybersecurity incidents, data breaches, or update their products in ways that are incompatible with ours, or cease offering their services on commercially reasonable terms, our products and services could be impaired, our reputation could be damaged, and our revenue and margins could decline. Any such events could expose us to legal or contractual liability, increase our expenses, and adversely affect our business, results of operations, and financial condition.
Many of these third-party providers impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures. Any renegotiation or renewal of our agreements with these third parties, or a new agreement with another provider, may be on terms that are significantly less favorable to us than our current agreements. Microsoft and other cloud platform providers may furthermore introduce functionality that competes with our products and services, as a result of an acquisition or their own development.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements, or preferences, our products may become less competitive.
Our ability to attract and retain customers depends in large part on our ability to enhance, differentiate and introduce new products and capabilities. The market in which we compete is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to enhance our products and keep pace with rapid technological change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, results of operations, and financial condition could be adversely affected.
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
We are subject to numerous and evolving privacy and data protection laws and regulations, and our actual or perceived failure to comply with such laws and regulations could adversely affect our business.
We are subject to local, state, federal and foreign laws and regulations regarding the privacy and protection of personal data and other potentially sensitive information. In the United States, these include data breach notification, data privacy and consumer protection laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the "CCPA"), which imposes disclosure obligations, provides consumers with rights regarding their personal data, and carries statutory penalties for noncompliance (up to $7,500 per violation). Other U.S. states have enacted or are considering similar laws, which may increase legal risk and compliance costs.
Outside the United States, an increasing number of laws and regulations govern data privacy and security. For example, the European Union's ("E.U.") General Data Protection Regulation ("E.U. GDPR") and the Digital Operational Resilience Act ("DORA"), and the United Kingdom's ("U.K.") GDPR ("U.K. GDPR"), impose strict requirements for processing the personal data of individuals. Violations of these obligations carry significant potential consequences. For example, under the E.U. GDPR, government regulators may impose temporary or definitive bans on processing, as well as fines of up to €20 million or 4% of the annual global revenue, whichever is greater. New and emerging data privacy regimes in Asia and other jurisdictions, together with increasing data localization and sovereignty requirements, continue to expand the scope of our compliance obligations and could increase our costs.
Our customers expect us to demonstrate compliance with applicable data privacy laws and further make contractual commitments and implement processes to enable them to comply with their own obligations under data privacy laws, and our actual or perceived inability to do so may adversely impact sales of our solutions, particularly to customers in highly regulated industries.
Our actual or perceived failure to comply with applicable privacy and data protection laws, regulations, contractual commitments or industry standards could lead to costly legal action, brand and reputational damage, significant liability, and decreased demand for our solutions, which could adversely affect our business. In addition, any security breach that results in the release of, or unauthorized access to, personal information, or other confidential information of individuals, could subject us to incident response, notice and remediation costs. The scope and interpretation of these laws could change and the associated burdens and our compliance costs could increase in the future.

Changes in tax laws, regulations, or interpretations, and the inherent difficulty in projecting our effective tax rate, could materially adversely affect our business, results of operations, financial condition, and cash flows.
The tax laws and regulations in the jurisdictions in which we operate, including the United States and various foreign jurisdictions, are complex and subject to ongoing change. Changes in tax laws, regulations, administrative guidance, or interpretations, whether through new legislation, regulatory action, court decisions, or international initiatives, could materially affect our effective tax rate, tax liabilities, cash taxes paid, financial position, and results of operations.
In the United States, recently enacted and proposed tax legislation, including the One Big Beautiful Bill Act, as well as future legislative or regulatory changes, could impact the taxation of our income, research and development expenditures, executive compensation, and international operations. In particular, expanded limitations on the deductibility of executive compensation under Section 162(m), along with related compliance requirements expected to apply beginning in fiscal years starting after 2027, may increase our tax expense and volatility in our effective tax rate. In addition, ongoing global initiatives such as the OECD's Base Erosion and Profit Shifting ("BEPS") project, including BEPS 2.0, and related foreign tax law changes could increase our worldwide tax burden and compliance costs. State and local tax regimes add further complexity, as states differ in how and when they conform to federal tax law changes, which could result in increased compliance costs and variability in our state effective tax rate and cash tax payments. Our tax position may also be affected by business decisions such as acquisitions, divestitures, and strategic or equity investments, which can increase tax complexity, require the application of significant judgment, and affect the timing and amount of tax payments, reserves, deferred tax assets and liabilities, and valuation allowances. Changes in facts, assumptions, or interpretations related to these transactions, or adverse outcomes from tax audits or inquiries, could result in adjustments to our tax positions, increased tax liabilities, penalties, or interest, any of which could adversely affect our financial results and cash flows. We continue to monitor developments in U.S. federal, state, and international tax laws; however, we cannot predict the timing, scope, or ultimate impact of future tax changes.
We are a U.S.-based multinational company subject to income taxation in multiple U.S. federal, state, and foreign jurisdictions. Our effective tax rate is difficult to project and may be adversely affected by changes in the geographic mix of our income and expenses, changes in our entity and operating structures, variations in pre-tax profitability, and the outcomes of tax examinations. The determination of our tax liabilities involves complex calculations and significant judgment, including assumptions about transfer pricing, tax credits, uncertain tax positions, and the expected outcomes of audits and examinations. We are subject to examination by tax authorities in the United States and abroad, and the resolution of examinations or related litigation could take extended periods of time and could result in outcomes that are materially different from the amounts previously recorded in our financial statements. Any adjustments arising from such examinations could increase our tax liabilities, require additional cash payments, or result in penalties or interest, which could adversely affect our business, results of operations, financial condition, and cash flows.
Our tax position may also be affected by business decisions such as acquisitions, divestitures, and strategic or equity investments, which can increase tax complexity, affect the timing and measurement of tax attributes, and require the reassessment of estimates, deferred tax balances, and valuation allowances. Changes in facts, assumptions, or interpretations related to these activities could result in material adjustments to our tax expense or cash tax obligations. For additional information regarding income taxes, see Note 12 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.
Goodwill represents a portion of our assets and any impairment of these assets could negatively impact our results of operations.
As of March 31, 2026, our goodwill had a carrying value of $209.3 million, which represented approximately 11% of our total assets. We test goodwill for impairment at least annually at the reporting unit level, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of its carrying amount. This assessment requires judgments regarding factors that impact fair value, including business plans, anticipated future cash flows and economic projections. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. For additional information on our goodwill impairment testing, see Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Any future impairment of this asset could have a material adverse effect on our results of operations, which may adversely affect the market price of our common stock.
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
•our ability to attract new customers, expand sales to existing customers, or develop a substantial sales pipeline for our products, including by effectively marketing and pricing our products;
•    customers canceling, deferring, or limiting purchases due to budget constraints or in anticipation of new solutions or updates from us or our competitors;
•    the ability of our OEMs and resellers to meet their sales objectives;
•    market acceptance of our new solutions and enhancements;
•    our ability to control expenses;
•    changes in our pricing, packaging and distribution terms or those of our competitors; and
•    the demands on our management, sales force and customer services infrastructure resulting from new solutions or updates.
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
The market price of our common stock may be volatile and could decline regardless of our operating performance.
The market price of our common stock may experience significant volatility and may decline as a result of factors beyond our control, regardless of our actual operating performance or financial condition. The trading price of our common stock could be affected by a number of factors, including:
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
•broad market and industry factors, including economic downturns and financial instability of banking institutions; and
•other events or factors, including resulting from war, incidents of terrorism or responses to such events.
The stock prices of companies in the software and technology sectors have been, and may continue to be, particularly volatile. In recent periods, we believe market valuations for software companies have been disproportionately influenced by investor sentiment regarding artificial intelligence capabilities, adoption timelines, and long‑term market narratives, which may cause stock prices to fluctuate significantly based on perceptions or expectations rather than underlying operating performance. As a result, the market price of our common stock may experience rapid and substantial changes, even if our business fundamentals remain stable.
In addition, following periods of market volatility, companies in the technology sector have frequently been subject to securities class action litigation. Such litigation, whether or not meritorious, could result in substantial costs and could divert management’s attention and resources away from our business, which could adversely affect our business, results of operations and financial condition.
Although we believe we have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Management has assessed that our internal control over financial reporting is effective and has not identified any material weaknesses. Such assessment is made through subjective judgment of our management that may be open to interpretation. The effectiveness of our internal control in the future is subject to the risk that such internal controls may become inadequate. In the future, if we fail to timely complete this assessment, or if our independent auditors are unable to express an opinion on the effectiveness of our internal controls, there may be a loss of public confidence in our financial reporting, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
Certain provisions of our certificate of incorporation and our amended and restated bylaws or Delaware law could prevent or delay a potential acquisition of control of our Company, which could decrease the trading price of our common stock.
Our certificate of incorporation, amended and restated bylaws and the laws of the State of Delaware contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the prospective acquirer and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.
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
On September 5, 2025, we issued $900 million aggregate principal amount of 0% convertible senior notes due 2030 (the "Notes") pursuant to an indenture (the "Indenture") and entered into related capped call transactions (the "Capped Calls"). If a Fundamental Change occurs (as defined in the Indenture), holders may require us to repurchase the Notes in cash at 100% of principal plus any special or additional interest (together capped at 0.50% per annum). If holders convert, we may elect to settle in cash, shares, or a combination. We must also repay any Notes that remain outstanding at maturity in cash, which could require refinancing. Our ability to fund required cash amounts will depend on cash on hand, cash flows, and access to capital markets and credit facilities, and may be limited by law, regulation, or agreements governing our indebtedness. We may not redeem the Notes before September 22, 2028, and any optional redemption thereafter requires our common stock to trade at or above 130% of the conversion price for a specified period, which may affect the timing and magnitude of cash outflows. Failure to make a required cash payment would constitute a default under the Indenture and could result in cross-defaults or accelerations under other indebtedness.
Conversion of the Notes may adversely affect our liquidity, dilute existing stockholders, and depress the price of our common stock, and the Capped Calls provide only partial offset.
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
The Notes and related Capped Call transactions may affect the trading price of our common stock and introduce volatility in our reported financial results.
Banks party to the Capped Calls (or their affiliates) may establish, adjust, or unwind hedges in our common stock or related derivatives, including during any conversion observation period and around redemption or unwind events, which could increase or decrease the trading price of our common stock and, during an observation period, affect the amount of conversion consideration and the value of the Notes. In addition, the Notes and Capped Calls are subject to complex accounting requirements. Although the Capped Calls are accounted for in stockholders' equity and therefore not remeasured each period, conversions and changes in our share count may affect diluted earnings per share, and application of the relevant accounting standards may introduce period-to-period volatility in our reported results.
General Risks
Our business could be materially and adversely affected by natural disasters, geopolitical instability, climate change, or other catastrophic events.
Natural disasters, extreme weather events, acts of terrorism, armed conflict, public health crises, or other catastrophic or disruptive events, whether in the United States or internationally, could adversely affect operations, customers, or third parties on which we rely. Such events may include fires, floods, hurricanes, earthquakes, power outages or shortages, environmental incidents, telecommunications failures, or disruptions to business information systems. In addition, longer-term shifts in climate patterns, such as extreme heat, rising sea levels, or prolonged drought, could disrupt operations or those of our customers or third-party service providers, through infrastructure damage or supply chain disruption. If these events impair our ability to operate, disrupt customer operations, reduce overall economic activity, or decrease corporate spending on information technology, our business, results of operations, and financial condition could be materially adversely affected.
Geopolitical instability, including conflicts in the Middle East and Russia‑Ukraine, or similar events elsewhere, could further disrupt global economic conditions, financial markets, energy supplies, or international trade. Such instability may cause customers to defer or reduce spending, disrupt our ability to deliver services, or adversely affect our ability to collect receivables. If any of these events persist or escalate, they could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management and Strategy
Commvault has established a cybersecurity program designed to protect the company, our customers, partners and other stakeholders. The cybersecurity program includes policies, processes and practices that are designed to assess, identify and manage material risks from cybersecurity threats and is integrated into our enterprise risk management program. Led by the Chief Security Officer ("CSO"), Commvault’s cybersecurity program leverages the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, with the primary objective of securing systems and data from cyber threats. We partner with industry-leading cybersecurity experts for continuous monitoring, alerting, mitigation and responsiveness related to our cybersecurity program. We adopt industry best practices and security technologies and have established a Security Incident Response Plan ("SIRP") which outlines our processes for incident preparation, detection, analysis, containment, eradication, and post-incident analysis. In addition to the SIRP, we maintain a Crisis Management Plan to organize roles and responsibilities in the event of a crisis, a Disaster Recovery Plan to provide guidance in the recovery of systems following an outage, and a Business Continuity Plan to identify alternative means of conducting business in the event of business disruption. We partner with third party service providers to enhance our monitoring and response capabilities, facilitate readiness activities including tabletop exercises, and perform various methods of cybersecurity penetration testing. All employees are required to undergo annual security awareness training on current and potential cybersecurity threats and report suspicious activity. We assess cybersecurity risks associated with third-party service providers through diligence, evaluation of provider cybersecurity controls, contractual protections and ongoing oversight, as appropriate.
Commvault maintains a variety of third-party certifications and undergoes annual assessments for SOC 2 Type 2, ISO 27001, HIPAA, and PCI DSS. Commvault also undergoes periodic assessments and testing in support of these certifications and compliance frameworks, and our products undergo security testing as part of these processes. Annually, internal auditors also perform risk-based reviews of certain business operations and control environments, and relevant findings, observations and recommendations are shared with Management, including the CEO, CFO, Chief Accounting Officer, Chief Trust Officer, CSO, Deputy Chief Information Security Officer ("Deputy CISO"), and Chief Information Officer ("CIO"), Chief Products Officer, and with the Audit Committee, and escalated to the full Board, as appropriate.
Given the increasingly complex and sophisticated cyber threat landscape, we seek to identify, assess, and mitigate cybersecurity threats. Commvault has prioritized cyber resilience measures and leverages governance processes and procedures to mitigate potential business impacts if and when an adverse event occurs. To date, we are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Commvault, including its business strategy, results of operations or financial condition. Although no material impacts have been recorded to date, IT system failures, network disruptions, cybersecurity incidents, and data breaches could adversely impact our business, internal controls, results of operations, and financial condition.
For additional description of cybersecurity risks and potential related impacts on Commvault, refer to the risk factor captioned "Risks Related to Technology and Security – We may be subject to IT system failures, network disruptions, cybersecurity incidents and breaches in data security" in Part I, Item 1A. "Risk Factors."

Governance
Commvault’s Board of Directors (the "Board") provides oversight of Commvault’s enterprise risk management strategy, which includes risks from cybersecurity threats. The Audit Committee receives quarterly briefings from the CSO on the cybersecurity program, material cybersecurity threats and incidents, and related mitigation and response activities. The Audit Committee also receives updates from the Chief Trust Officer on the Enterprise Risk Management Committee ("ERMC"). The Board is kept apprised of cybersecurity matters through quarterly reporting from the Audit Committee Chair and annual, or as needed, reporting directly from the CSO.
Commvault’s Management, including the Chief Financial Officer, Chief Trust Officer, CSO, Deputy CISO, CIO, and Chief Products Officer, is responsible for our cybersecurity risk management strategy, operational decision-making, and incident preparedness and response. The current CSO holds a Bachelor of Science and Master of Business Administration from the University of Maryland, holds industry certifications including CISSP, PMP, CIPP/E, CIPP/US and CISA, is affiliated with various industry working groups focused on threat intelligence and privacy, and has over twenty years of experience in cybersecurity leading technical, operational, and strategic programs to protect critical data and infrastructure.
Management ensures cybersecurity risks are communicated through the ERMC and regular, or as needed, reporting to the Audit Committee and the Board. The ERMC is responsible for the implementation, maintenance, and execution of our enterprise risk management program. The ERMC meets quarterly, or as needed, to assess, consider, and manage material risks, including cybersecurity threats across the business. Management also uses the SIRP and related escalation procedures to evaluate and respond to cybersecurity incidents and to determine whether escalation to the Audit Committee, the Board, or external disclosure processes is appropriate. An Executive Security Council is responsible for the significant operational decisions in the event of an active cybersecurity incident. The Executive Security Council meets monthly, or as needed, with the Audit Committee Chair as an optional attendee, to provide counsel and foster productive communication between Management and the Board.

Item 2.	Properties
Our corporate headquarters are located in Tinton Falls, New Jersey, where we lease a facility for administrative, customer support and research and development activities. We lease additional office space in various locations across North America, Europe, Asia, the Middle East and Northern Africa, with a significant presence in India. We believe our facilities are adequate to meet our current and anticipated future needs.

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

Market for our Common Stock
Our common stock is listed and traded on The Nasdaq Stock Market under the symbol "CVLT".
Stockholders
As of May 7, 2026, there were approximately 37 holders of our common stock. The number of record holders does not represent the actual number of beneficial owners of shares of our common stock because shares are frequently held in street name by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
On January 14, 2026, the Board approved recommitting the existing share repurchase program so that $250.0 million was available. During the three months ended March 31, 2026, we repurchased $259.3 million of common stock, or approximately 3.0 million shares, under our repurchase program. As of March 31, 2026, no funds remained available under the current authorization. A summary of our repurchases of common stock is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1, 2026 - January 31, 2026	73,968	$125.24	73,968	$250,000
February 1, 2026 - February 28, 2026	1,459,341	87.13	1,459,341	122,864
March 1, 2026 - March 31, 2026	1,493,808	82.26	1,493,808	—
Three months ended March 31, 2026	3,027,117	$85.66	3,027,117
On April 15, 2026, the Board approved recommitting the existing share repurchase program so that $250.0 million was available. The share repurchase program has no expiration date.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between March 31, 2021 and March 31, 2026, with the cumulative total return of (i) The Nasdaq Composite Index and (ii) The Nasdaq Computer Index, over the same period. This graph assumes the investment of $100,000 on March 31, 2021 in our common stock, The Nasdaq Composite Index and The Nasdaq Computer Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 31, 2021 was the closing sales price of $64.50 per share.
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

Commvault
Nasdaq Composite Index
Nasdaq Computer Index
$ (In Thousands)
300
250
200
150
100
50
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
03/31/26

	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
Commvault	100.00	102.87	87.97	157.26	244.59	120.76
Nasdaq Composite Index	100.00	107.35	92.26	123.65	130.59	162.99
Nasdaq Computer Index	100.00	120.15	107.54	161.07	169.34	226.48

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. For discussion comparing the period ended March 31, 2025 to March 31, 2024, please refer to our Annual Report on Form 10-K, filed with the SEC on May 05, 2025.
Overview
Commvault Systems, Inc. ("Commvault") is a provider of cyber resiliency solutions designed to help the enterprise protect, secure, and recover their data, applications, and identity systems in a world of increasing cyber threats and attacks. Commvault’s offerings provide cyber resilience, including data protection, cyber recovery, data security, and governance, aiming to enable customers continuous business.
Industry
Our industry continues to be reshaped by accelerating data growth, increasingly sophisticated cyberattacks, the rapid adoption of AI, and the expansion of hybrid, multi-cloud, cloud-native and SaaS environments. Customers increasingly require a cyber resilience platform that brings together data security, identity resilience, real-time governance, threat detection, and verified clean recovery for structured and unstructured data, cloud-native applications, and AI workloads. Commvault Cloud is designed to help organizations secure, govern, and recover data and workloads anywhere to anywhere, while supporting compliance and operational resilience at scale.
Sources of Revenues
We generate revenues through subscription arrangements, which includes both term-based software licenses and SaaS, perpetual software licenses, customer support contracts and other services. A significant portion of our revenues comes from subscription arrangements, delivered on-premise through term-based licensing, or through cloud-based SaaS offerings. These arrangements are economically and contractually similar, as customers generally receive access to our software for a specified term under binding agreements. We are focused on these types of recurring revenue arrangements.
We expect our subscription arrangements will continue to generate revenues from the renewals of term-based licenses and SaaS offerings sold in prior years. Any of our pricing models (capacity, instance-based, consumption, etc.) can be sold either through term-based licensing or via cloud-based SaaS offerings. In term-based license arrangements, software revenue is generally recognized when the software is delivered or made available for download. Revenue related to our SaaS offerings is generally recognized ratably over the contract period or, in consumption arrangements, as the solutions are consumed.
Our customer support revenue includes support services for term‑based subscription customers and support contracts for perpetual license customers. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings. We sell our customer support contracts as a percentage of net software purchases. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year on our perpetual licenses and over the term on our term-based licenses, which typically range from one to three years.
Our other services revenue consists primarily of professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenue from other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.

We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, OEMs, and marketplaces. Revenues generated through indirect distribution channels accounted for approximately 90% of our total revenues in the fiscal years ended March 31, 2026, 2025, and 2024. Revenues generated through direct distribution channels accounted for approximately 10% of our total revenues in the fiscal years ended March 31, 2026, 2025, and 2024. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of revenues generated through our distribution channels from time to time. We believe that the growth of our revenues, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenues to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have non-exclusive distribution agreements with certain partners who enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. For the fiscal years ended March 31, 2026, 2025, and 2024, Partner A accounted for approximately 32%, 35%, and 36% of our total revenues, respectively. Separately, Partner B accounted for approximately 11% of our total revenues for the fiscal year ended March 31, 2026. Total revenues for the fiscal years ended March 31, 2025 and 2024 for Partner B were less than 10%. If any of these partners were to discontinue or materially reduce their sales of our solutions, terminate their agreements with us, or experience operational or financial difficulties, and if we were unable to effectively replace them or assume management of the affected distribution activities, our business, revenues, and results of operations could be materially adversely affected.
We also sell our solutions through cloud-based marketplace offerings operated by third-party platform providers. Revenue from marketplace transactions are typically recorded on a gross basis, and amounts paid to the marketplace providers are capitalized as contract costs and amortized over the term of the related arrangement. Amortization of capitalized marketplace costs was $2.0 million, $1.7 million, and $0.3 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. Transactions through third‑party cloud marketplace providers represented less than 10% of our total revenues for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. These transactions include sales to both new and existing customers and may include new purchases, renewals, expansions for existing customers, and subscriptions for both on‑premise and SaaS offerings.
For additional information on how we recognize revenue, see Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Description of Costs and Expenses
Our cost of revenues consist of the following:

•Cost of Subscription Revenue, consists primarily of third-party hosting fees related to our SaaS offerings, third-party royalty costs on certain offerings, and other costs such as media, manuals, translation and distribution costs;

•Cost of Perpetual License Revenue, consists primarily of third-party royalty costs on certain offerings;

•Cost of Customer Support Revenue, consists primarily of salary and other employee compensation costs in providing customer support services; and

•Cost of Other Services Revenue, consists primarily of salary and other employee compensation costs in providing professional services.

Our operating expenses consist of the following:

•Sales and Marketing, consists primarily of salaries, commissions and bonuses, employee benefits, stock-based compensation and other direct and indirect business expenses, including travel and related expenses, sales promotion expenses, public relations expenses and costs for marketing materials and other marketing events (such as trade shows and advertising);

•Research and Development, consists primarily of salaries, bonuses, stock-based compensation, benefits and related expenses for research and development personnel associated with the development of new, or the modification of existing, offerings and applications; further, costs related to certain contract labor and consulting fees and expenses associated with the design, certification and testing of our offerings are included; as well as legal costs associated with the patent registration of such offerings and applications;

•General and Administrative, consists primarily of salaries, bonuses, stock-based compensation and benefits for our executives, finance, human resources, legal and compliance, business technology and other administrative personnel. Also included in this category are other general corporate expenses, such as outside legal, consulting and accounting services, compliance costs and insurance; and

•Depreciation and Amortization, consists of depreciation expense for fixed assets, computer equipment we use for information services and in our development and test labs, and amortization of intangible assets.
Key Performance Indicators ($ in millions)
We monitor the following key performance indicators to help evaluate the state of our business. We believe the below metrics are material to investors to understand the growth and performance of our business, as they help normalize certain variable factors. Metrics such as Annualized Recurring Revenue ("ARR"), Subscription ARR, SaaS ARR and SaaS Net Dollar Retention Rate ("SaaS NRR") provide a consistent view of our recurring revenue profile. ARR, Subscription ARR, and SaaS ARR exclude non-recurring elements and reflect the annualized value of active contracts, while SaaS NRR measures net expansion within our existing SaaS customer base. Together, we believe these metrics offer meaningful insight into the health and trajectory of our recurring revenue streams.
Total Annualized Recurring Revenue ("ARR")
Total ARR represents the annualized value of all active contracts as of the end of a reporting period. ARR includes recurring subscription offerings, customer support associated with perpetual and term licenses, premium support offerings for subscription-based customers, and managed service offerings. ARR excludes non-recurring elements, such as perpetual licenses and professional services, which are typically delivered at a point in time. For all term-based arrangements, ARR is calculated by dividing the total active contract value by the number of days in the contract term and multiplying the result by 365. For consumption-based arrangements on a pay as you go model without a fixed commitment, ARR is calculated by annualizing the revenue contractually expected to be received in a given month based on actual monthly usage from a prior month. Because ARR includes only contracts that are active at the end of the reporting period, it does not reflect assumptions or estimates regarding future contract renewals or non-renewals.
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

	March 31,
	2026	2025
Total ARR	$1,121.6	$930.1
% Growth	21%	21%

Subscription ARR
Subscription ARR represents the portion of ARR attributable to term-based licenses, maintenance and support services associated with term license arrangements, SaaS subscriptions, and consumption‑based arrangements, calculated using the same ARR methodology. We believe Subscription ARR provides useful insight into the growth of our subscription-based offerings and reflects both new customer acquisition and expansion within our existing customer base. As our most strategically significant and rapidly expanding revenue streams, our subscription arrangements are central to our long-term growth strategy and operational focus.

	March 31,
	2026	2025
Subscription ARR	$989.3	$780.1
% Growth	27%	31%
SaaS ARR
SaaS ARR represents the cloud‑hosted portion of Subscription ARR and excludes revenue attributable to term license arrangements and related maintenance and support services. SaaS ARR reflects the annualized value of active SaaS contracts and we believe this metric provides insight into customer adoption trends and expansion within our cloud-based offerings. As SaaS continues to represent a growing share of both subscription and total revenues, we view this metric as a key indicator of our ability to meet the evolving needs of our customer base. Continued adoption, expansion, and conversion to SaaS arrangements are critical to sustaining our long-term growth and aligning with customer preferences for cloud-delivered solutions.

	March 31,
	2026	2025
SaaS ARR	$400.2	$281.0
% Growth	42%	68%
SaaS Net Dollar Retention Rate (SaaS NRR)
SaaS NRR is the percentage of SaaS ARR retained from existing customers at the start of an annual period after accounting for expansion revenue, churn, and downsell. It is presented on a constant currency basis using exchange rates as of March 31, 2025. Acquired SaaS ARR is excluded until the acquisition is fully integrated, which we generally expect to occur twelve months from the closing date. We believe our SaaS Net Dollar Retention Rate offers valuable insight into the year-over-year expansion of our existing customer base, reflecting both increased utilization of current products and services as well as the adoption of additional offerings.

	March 31,
	2026	2025
SaaS NRR	122%	127%
These metrics are non-GAAP measures and do not have standardized definitions under U.S. generally accepted accounting principles ("GAAP"). As such, they may not be comparable to similarly titled measures used by other companies and should be considered as a supplement to, and not as a substitute for, financial information prepared in accordance with GAAP. Management uses these metrics to assess the health of our recurring revenue base and to inform strategic decision making. These metrics should be viewed independently of GAAP revenue, deferred revenue and unbilled revenue and are not intended to be combined with or to replace those items. ARR is not a forecast of future revenue.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 47% of our total revenues for fiscal 2026, 46% for fiscal 2025 and 48% for fiscal 2024. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2025, our fiscal 2026 total revenues would have been lower by $29.5 million, our cost of revenues would have been lower by $1.2 million, and our operating expenses would have been lower by $7.7 million.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of $2.1 million, $1.5 million and $2.4 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. The following is a description of these critical accounting policies:
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates. In applying these policies, we must determine which portions of our revenue are recognized currently (generally software-related revenue) and which portions must be deferred and recognized in future periods (generally SaaS, customer support, and other services revenues). We analyze various factors including, but not limited to, the standalone selling prices of performance obligations, our pricing policies, the creditworthiness of our customers, and contractual terms and conditions, including whether extended payment terms give rise to a significant financing component, in making such judgments about revenue recognition. As most of our transactions go through indirect distribution channels, we are also required to make judgments around principal versus agent considerations and determining which party is our customer in multi-party arrangements. Changes in judgment on any of these factors could materially impact the timing and amount of revenue recognized in a given period.

Most of our contracts with customers contain multiple performance obligations. For these contracts, we evaluate and account for individual performance obligations separately if they are determined to be distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices for software licenses (both term-based and perpetual) are typically estimated using the residual approach. Standalone selling prices for SaaS, customer support contracts, and other services are typically estimated based on observable transactions when these services are sold on a standalone basis. We recognize revenue net of sales taxes. For additional information on how we recognize revenue, see Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Accounting for Income Taxes
Under ASC 740, Income Taxes, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts. Valuation allowances are established when, in our judgment, it is more likely than not that deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider all available objective and verifiable evidence both positive and negative, including historical levels of pre-tax income or loss, both on a consolidated basis and tax reporting entity basis, legislative developments, expectations and risks associated with estimates of future pre-tax income, and prudent and feasible tax planning strategies. At March 31, 2026 and 2025, we recorded a valuation allowance, which reflects uncertainties around our ability to generate sufficient income in certain jurisdictions to utilize our net deferred tax assets. We believe, in the current period, it is more likely than not that we will have sufficient taxable income to realize our remaining deferred tax assets.
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
Fiscal year ended March 31, 2026 compared to fiscal year ended March 31, 2025
Revenues ($ in millions)

	Year Ended March 31,
	2026	2025	% Change
Subscription:
Term-based license	$435.3	$370.4	18%
SaaS	333.0	219.3	52%
Total subscription	768.3	589.7	30%
Perpetual license	43.2	55.6	(22)%
Customer support	320.4	307.6	4%
Other services	51.7	42.7	21%
Total revenues	$1,183.7	$995.6	19%
–Total revenues increased $188.1 million, or 19% year over year, driven primarily by continued growth in subscription revenue, reflecting our strategic focus on selling term-based software licenses and SaaS offerings. Subscription revenue growth included a $64.9 million increase in term-based license revenue and a $113.7 million increase in SaaS revenue. This growth was partially offset by a $12.4 million decrease in perpetual license revenue.
–Term-based license revenue increased $64.9 million, or 18% year over year, primarily driven by growth in larger transactions. Deals greater than $0.1 million increased 19% year over year, reflecting a 2% increase in average deal size and a 16% increase in transaction volume. These trends were driven by continued strength in new customer acquisition as well as expansion within our existing customer base.
–SaaS revenue increased $113.7 million, or 52% year over year, driven by strong demand for our SaaS offerings, including higher SaaS bookings from new customers and expansion within our existing customer installed base, including greater multi-product usage.
–Perpetual license revenue decreased $12.4 million, or 22% year over year, consistent with our continued shift toward subscription-based offerings. Perpetual licenses are generally only sold in limited verticals and geographies, and we expect perpetual license revenue to continue to decline over time.
–Customer support revenue increased $12.9 million, or 4% year over year, driven by a $33.0 million increase in term-based support revenue, partially offset by a $20.1 million decrease in perpetual support revenue. For the full fiscal year 2026, term-based support revenue was $202.2 million and perpetual support revenue was $118.3 million.
–Other services revenue increased $9.0 million, or 21% year over year. Period over period changes in other services revenue are primarily driven by the timing of professional services delivery and can vary between periods.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia and China. Americas and International represented 59% and 41% of our total revenues, respectively, for the year ended March 31, 2026. Total revenues increased 16% and 24% year over year in the Americas and International regions, respectively.
▪The increase in Americas total revenues was primarily due to increases of 7% and 58% in term-based license and SaaS revenues, respectively, partially offset by a 47% decrease in perpetual license revenue, driven by the shift from selling perpetual licenses to subscription software arrangements. Customer support revenue remained flat compared to the same period of the prior year. Other services revenue increased 20% primarily due to the timing professional services were delivered compared to the same period of the prior year.
▪The increase in International total revenues was due to increases of 39%, 42%, 10% and 23% in term-based license, SaaS, customer support and other services revenues, respectively, partially offset by a 10% decrease in perpetual license revenue, as compared to the same period of the prior year.
Our total revenues in International is subject to changes in foreign exchange rates as further discussed above in the "Foreign Currency Exchange Rates’ Impact on Results of Operations" section.

Cost of Revenues and Gross Margin ($ in millions)

	Year Ended March 31,
	2026		2025
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Subscription:
Term-based license	$10.7	98%	$9.6	97%
SaaS	118.3	64%	79.3	64%
Total subscription	129.0	83%	88.9	85%
Perpetual license	0.5	99%	1.5	97%
Customer support	58.9	82%	57.7	81%
Other services	34.7	33%	31.0	28%
Total	$223.1	81%	$179.0	82%
–Total cost of revenues increased $44.1 million and represented 19% of our total revenues in fiscal 2026 compared to 18% fiscal 2025.
–Cost of term-based license revenue increased $1.1 million and represented 2% of our term-based license revenue in fiscal 2026 compared to 3% in fiscal 2025.
–Cost of SaaS revenue increased $39.0 million and represented 36% of our SaaS revenue in both fiscal 2026 and fiscal 2025. The year over year increase is primarily the result of an increase in the cost of infrastructure related to growth in our SaaS offerings.
–Cost of perpetual license revenue decreased $1.0 million and represented 1% of our total perpetual revenue in fiscal 2026 compared to 3% in fiscal 2025.
–Cost of customer support revenue increased $1.2 million and represented 18% of our total customer support revenue in fiscal 2026 compared to 19% in fiscal 2025.
–Cost of other services revenue increased $3.8 million and represented 67% of our total other services revenue in fiscal 2026 compared to 72% in fiscal 2025. The increase in cost of other services revenue was driven by the timing of the delivery of certain professional services.

Operating Expenses ($ in millions)
–Sales and marketing expenses increased $85.6 million, or 20%, primarily driven by a $54.1 million increase in employee compensation and related expenses. This net increase reflects headcount additions, as well as higher sales commissions and payroll taxes associated with higher revenue levels relative to the prior year. Sales and marketing expenses also increased $3.5 million due to higher stock-based compensation. In addition, sales and marketing expenses increased $17.0 million due to higher spending on marketing initiatives, including in‑person events and travel.
–Research and development expenses increased $15.9 million, or 11%, driven by a $9.6 million increase in employee compensation and related expenses, including $4.5 million in higher stock-based compensation. The increase in employee compensation and related expenses is primarily driven by additional headcount, including headcount added through acquisitions. In addition, internal software development and maintenance costs increased $4.8 million, primarily related to development activity to support our product roadmap. Investing in research and development remains a priority for Commvault and we anticipate continued responsible spending related to the development of our software applications and hosted services.
–General and administrative expenses increased $24.3 million, or 18%, driven by an $11.6 million increase in professional services, including third party consultants, accounting and compliance activities. In the second quarter of fiscal 2026, we incurred $1.8 million in legal and consulting expenses as a result of our response to a non-routine security matter. General and administrative expenses also included a $3.3 million increase in employee compensation and related expenses, reflecting the impact of annual merit increases. In addition, there was a $2.7 million increase in stock-based compensation.
–Depreciation and amortization expense increased $1.3 million, or 14%, driven by the acquisition of intangible assets.
–Restructuring expenses were $32.2 million for the year end March 31, 2026. These charges relate to two restructuring plans initiated during fiscal 2026 and consist primarily of severance and associated costs from headcount reductions. These expenses included $4.5 million in fiscal 2026 of stock-based compensation resulting from modifications to existing awards granted to certain employees. We anticipate both plans will be completed in fiscal 2027, with approximately $2.0 million of additional costs expected to be incurred. Restructuring expenses were $10.0 million for the year end March 31, 2025 and related to a prior restructuring plan that was completed in fiscal 2025.

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

Interest Income
Interest income was $21.8 million in fiscal 2026 compared to $6.7 million in fiscal 2025. The increase in interest income was primarily due to higher interest earned on invested cash balances, including investments in money market funds.
Income Tax Expense
Income tax expense was $21.5 million in fiscal 2026 compared to $4.9 million in fiscal 2025. The change in income tax expense and effective tax rate is primarily attributable to items related to stock-based compensation. The One Big Beautiful Bill Act (the "OBBBA"), enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal 2026 and have been included in our operating results. The OBBBA primarily affected current and deferred federal tax balances and did not have a material impact on income tax expense for the fiscal year ended March 31, 2026.
Other Factors
In addition, during the first half of fiscal 2027, we expect to incur a contingent business expense related to performance‑based fees associated with certain strategic pricing and packaging initiatives. The obligation to pay these fees is contingent upon the achievement of defined outcomes, and the timing and amount of the expense remain subject to uncertainty. The amount of any such expense, if triggered, is currently estimated to range from approximately $5.0 million to $10.0 million. If incurred, the expense could increase operating costs and affect comparability of results for the period.

Liquidity and Capital Resources
In recent fiscal years, our principal source of liquidity has been cash provided by operations. As of March 31, 2026, our cash and cash equivalents balance was $900.0 million, of which $308.7 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes. Our cash and cash equivalents consisted of cash deposits and money market funds, which are highly liquid and are intended to support our operating, investing and financing needs.
On September 5, 2025, we completed a private offering of senior, unsecured convertible notes (the "Notes"), with an aggregate principal amount of $900.0 million. Net proceeds after deducting debt issuance costs were approximately $878.4 million. In connection with the Notes, we entered into capped call transactions (the "Capped Calls") which are expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we could be required to make in excess of the principal amount of converted Notes. We used an aggregate amount of $99.6 million of the net proceeds of the Notes to purchase the Capped Calls. Upon conversion, consideration will consist of cash, up to the principal amount of the Notes to be converted, and, for any conversion in excess of principal, cash or shares of our common stock, at our election.

On April 15, 2025, we refinanced our existing $100.0 million senior secured revolving credit facility, replacing it with a new five-year $300.0 million senior secured revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of the prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of March 31, 2026, there were no borrowings under the Credit Facility and we were in compliance with all covenants.
During fiscal 2026, our Board of Directors (the "Board") approved multiple recommitments of our existing share repurchase program. On April 17, 2025, the Board approved a recommitment authorizing $250.0 million under the program, and on January 14, 2026, the Board approved an additional recommitment, bringing the amount available under the program to $250.0 million.
For the year end March 31, 2026, we repurchased $446.1 million of our common stock, of which $117.7 million was used in connection with the Notes and paid from the net proceeds. As of March 31, 2026, no funds remained available under the share repurchase program.
On April 15, 2026, the Board approved a further recommitment of our existing share repurchase program, authorizing $250.0 million to be made available. The share repurchase program does not have an expiration date.
A summary of our stock repurchase activity is as follows:

	Year Ended March 31,
	2026	2025	2024	2023	2022
Cash used for repurchases (in millions)	$446.1	$165.0	$184.0	$150.9	$305.2
Shares repurchased (in millions)	4.2	1.2	2.5	2.5	4.3
Average price per share	$106.91	$135.77	$74.24	$59.90	$70.87

Our summarized cash flow information is as follows (in millions):

	Year Ended March 31,
	2026	2025
Net cash provided by operating activities	$244.7	$207.4
Net cash used in investing activities	(5.4)	(70.4)
Net cash provided by (used in) financing activities	345.3	(147.8)
Effects of exchange rate — changes in cash	13.3	0.2
Net increase (decrease) in cash and cash equivalents	$597.9	$(10.6)

    - Net cash provided by operating activities was impacted by:
•Fiscal 2026: net income adjusted for the impact of non-cash charges and an increase in deferred revenue, partially offset by an increase in accounts receivable.
•Fiscal 2025: net income adjusted for the impact of non-cash charges and an increase in deferred revenue, partially offset by an increase in accounts receivable.

    - Net cash used in investing activities was impacted by:
•Fiscal 2026: $25.8 million for the acquisition of Satori Cyber Ltd., $7.5 million of capital expenditures and $7.0 million for the purchase of equity securities, partially offset by $34.8 million of net proceeds from the sale of Commvault's corporate headquarters.
•Fiscal 2025: $65.3 million for the acquisitions of Appranix, Inc. and Clumio, Inc., $3.8 million of capital expenditures and $1.3 million for the purchase of equity securities.

    - Net cash provided by (used in) financing activities was impacted by:
•Fiscal 2026: $900.0 million of proceeds from the issuance of the Notes and $14.5 million of proceeds from the Employee Stock Purchase Plan, partially offset by $446.1 million used to repurchase shares of our common stock under our repurchase program, $99.6 million for the purchase of the Capped Calls and $23.4 million of payment of debt issuance costs.
•Fiscal 2025: $165.0 million used to repurchase shares of our common stock under our repurchase program, partially offset by $17.5 million of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.
Working capital increased $548.3 million from $80.0 million as of March 31, 2025 to $628.3 million as of March 31, 2026. The increase in working capital was primarily the result of an increase in cash and cash equivalents from the issuance of convertible notes and an increase in accounts receivable, partially offset by an increase in the current portion of deferred revenue.
Our primary cash needs over the next twelve months and longer term include working capital requirements, income taxes, capital expenditures, potential stock repurchases and the potential cash portion of consideration upon conversion or at maturity of the Notes. We have discretion to settle conversion consideration above principal in cash, stock, or a combination; the timing and amount of any related cash outflows will depend on our stock price, conversion activity, and our financing strategy. We believe our existing cash and cash flows from operations are sufficient to meet these cash requirements for at least the next twelve months.
Summary Disclosures about Contractual Obligations and Commercial Commitments
We have various contractual obligations and commitments, such as purchase commitments, royalty expenses, warranties, and leases that are disclosed in the Notes to Consolidated Financial Statements. See Note 9, "Commitments and Contingencies" and Note 16, "Leases" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these commitments.

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
Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the impact of recently issued accounting standards.

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
We do not have economic interest rate exposure on the Notes as the Notes have a 0% interest rate; however, the fair value of the Notes is exposed to interest rate risk. Generally, the fair value of the Notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2026, we carried the Notes at face value less unamortized debt issuance costs on our Consolidated Balance Sheets. For further information refer to Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 47% of our sales were outside the United States in fiscal 2026 and 46% in fiscal 2025. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, British pound sterling, the Australian dollar, Canadian dollar, Indian rupee, Korean won, Chinese yuan, and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
We estimate that a hypothetical 10% change in all foreign exchange rates would impact our reported operating profit by approximately $21.1 million annually. This sensitivity analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Transaction Exposure
Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts. Foreign currency transaction gains and losses are recorded in general and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of $2.1 million, $1.5 million and $2.4 million in the years ended March 31, 2026, 2025 and 2024, respectively.

Item 8.	Financial Statements and Supplementary Data
Commvault Systems, Inc.
Consolidated Financial Statements
Fiscal Years Ended March 31, 2026, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Commvault Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Commvault Systems, Inc. (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 11, 2026 expressed an unqualified opinion thereon.

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

Accounting for Revenue Recognition
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company derives revenues from the sale of subscriptions, which includes both term-based software licenses and SaaS, perpetual licenses, customer support and other services. Most of the Company’s contracts with customers contain multiple performance obligations which are accounted for separately if they are distinct. The transaction price is allocated to separate performance obligations on a relative standalone selling price basis.

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

Iselin, New Jersey

May 11, 2026

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$899,987	$302,103
Trade accounts receivable, net	330,483	251,995
Assets held for sale	—	34,770
Other current assets	56,040	46,189
Total current assets	1,286,510	635,057
Deferred tax assets, net	153,766	133,378
Property and equipment, net	9,750	8,294
Operating lease assets	34,920	10,124
Deferred commissions cost	103,892	79,309
Intangible assets, net	19,715	20,737
Goodwill	209,322	185,255
Other assets	68,430	46,112
Total assets	$1,886,305	$1,118,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651	$373
Accrued liabilities	165,583	147,133
Current portion of operating lease liabilities	6,963	4,614
Deferred revenue	484,973	402,930
Total current liabilities	658,170	555,050
Convertible notes, net	880,863	—
Deferred revenue, less current portion	293,725	223,282
Deferred tax liabilities	1,565	1,384
Long-term operating lease liabilities	29,675	6,338
Other liabilities	14,813	7,090
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 250,000 shares authorized, 41,255 shares and 44,104 shares issued and outstanding at March 31, 2026 and 2025, respectively	412	441
Additional paid-in capital	1,495,597	1,474,377
Accumulated deficit	(1,472,124)	(1,134,063)
Accumulated other comprehensive loss	(16,391)	(15,633)
Total stockholders’ equity	7,494	325,122
Total liabilities and stockholders’ equity	$1,886,305	$1,118,266

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended March 31,
	2026	2025	2024
Revenues:
Subscription:
Term-based license	$435,324	$370,411	$302,962
Software-as-a-service	332,981	219,256	126,205
Total subscription	768,305	589,667	429,167
Perpetual license	43,212	55,643	57,613
Customer support	320,426	307,563	307,771
Other services	51,747	42,746	44,696
Total revenues	1,183,690	995,619	839,247
Cost of revenues:
Subscription:
Term-based license	10,662	9,558	9,247
Software-as-a-service	118,301	79,341	49,159
Total subscription	128,963	88,899	58,406
Perpetual license	531	1,500	2,168
Customer support	58,879	57,680	60,752
Other services	34,747	30,956	30,284
Total cost of revenues	223,120	179,035	151,610
Gross margin	960,570	816,584	687,637
Operating expenses:
Sales and marketing	519,688	434,117	354,994
Research and development	162,213	146,286	132,328
General and administrative	162,722	138,375	113,997
Depreciation and amortization	10,348	9,072	6,415
Restructuring	32,154	10,026	4,548
Change in contingent consideration	(545)	2,060	—
Impairment charges	—	2,910	—
Total operating expenses	886,580	742,846	612,282
Income from operations	73,990	73,738	75,355
Interest income	21,810	6,654	5,423
Interest expense	(3,795)	(416)	(415)
Other income, net	119	1,077	3,250
Income before income taxes	92,124	81,053	83,613
Income tax expense (benefit)	21,467	4,947	(85,293)
Net income	$70,657	$76,106	$168,906
Net income per common share:
Basic	$1.61	$1.74	$3.85
Diluted	$1.58	$1.68	$3.75
Weighted average common shares outstanding:
Basic	43,976	43,850	43,885
Diluted	44,654	45,187	45,100

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended March 31,
	2026	2025	2024
Net income	$70,657	$76,106	$168,906
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(758)	309	108
Comprehensive income	$69,899	$76,415	169,014

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2023	44,140	$440	$1,264,608	$(1,062,900)	$(16,050)	$186,098
Stock-based compensation			94,551			94,551
Share issuance related to stock-based compensation	1,887	19	13,421			13,440
Repurchase of common stock	(2,479)	(24)	(22,977)	(162,017)		(185,018)
Net income				168,906		168,906
Other comprehensive income					108	108
Balance as of March 31, 2024	43,548	435	1,349,603	(1,056,011)	(15,942)	278,085
Stock-based compensation			113,262			113,262
Share issuance related to stock-based compensation	1,721	18	17,526			17,544
Share issuance related to business combination	50	1	4,899			4,900
Repurchase of common stock	(1,215)	(13)	(10,913)	(154,158)		(165,084)
Net income				76,106		76,106
Other comprehensive income					309	309
Balance as of March 31, 2025	44,104	441	1,474,377	(1,134,063)	(15,633)	325,122
Stock-based compensation			123,425			123,425
Purchase of capped calls, net of tax			(76,087)			(76,087)
Share issuance related to stock-based compensation	1,324	12	14,502			14,514
Repurchase of common stock	(4,173)	(41)	(40,620)	(408,718)		(449,379)
Net income				70,657		70,657
Other comprehensive loss					(758)	(758)
Balance as of March 31, 2026	41,255	$412	$1,495,597	$(1,472,124)	$(16,391)	$7,494

See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities
Net income	$70,657	$76,106	$168,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,348	9,072	6,415
Amortization of debt issuance costs	2,808	115	115
Amortization of deferred commissions costs	47,741	33,414	26,531
Noncash stock-based compensation	123,425	113,262	94,551
Noncash operating lease expense	8,116	6,408	6,685
Noncash change in fair value of equity securities	68	(364)	17
Noncash change in fair value of contingent consideration	(545)	2,060	—
Noncash adjustment on headquarters sale leaseback	495	—	—
Noncash impairment charges	—	2,910	—
Noncash lease impairment	1,374	—	—
Deferred income taxes	7,700	(23,474)	(109,598)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(73,964)	(62,012)	(21,725)
Operating lease liabilities	(8,012)	(7,136)	(6,135)
Other current assets and Other assets	(20,823)	(8,615)	336
Deferred commissions cost	(73,655)	(49,848)	(29,952)
Accounts payable	252	(948)	195
Accrued liabilities	11,562	25,235	16,998
Deferred revenue	136,410	87,659	50,394
Other liabilities	723	3,538	65
Net cash provided by operating activities	244,680	207,382	203,798
Cash flows from investing activities
Purchase of property and equipment	(7,529)	(3,756)	(4,086)
Purchase of equity securities	(6,951)	(1,333)	(1,435)
Proceeds from sale of headquarters, net	34,849	—	—
Business combination, net of cash acquired	(25,815)	(65,311)	—
Net cash used in investing activities	(5,446)	(70,400)	(5,521)
Cash flows from financing activities
Repurchase of common stock	(446,106)	(165,015)	(184,021)
Proceeds from stock-based compensation plans	14,503	17,537	13,440
Proceeds from issuance of convertible notes	900,000	—	—
Purchase of capped calls	(99,630)	—	—
Payment of contingent liability	—	(340)	—
Payment of debt issuance costs	(23,400)	—	—
Other	(66)	—	—
Net cash provided by (used in) financing activities	345,301	(147,818)	(170,581)
Effects of exchange rate — changes in cash	13,349	185	(2,720)
Net increase (decrease) in cash and cash equivalents	597,884	(10,651)	24,976
Cash and cash equivalents at beginning of year	302,103	312,754	287,778
Cash and cash equivalents at end of year	$899,987	$302,103	$312,754
Supplemental disclosures of cash flow information
Income taxes paid	$13,612	$42,185	$19,970
Noncash activities:
Issuance of common stock for business combination	$—	$4,900	$—
Operating lease liabilities arising from obtaining right-of-use assets	$35,604	$5,796	$5,528
See accompanying notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.     Nature of Business
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," "our" or the "Company") is a provider of cyber resiliency solutions designed to help the enterprise protect, secure, and recover their data, applications, and identity systems in a world of increasing cyber threats and attacks. Commvault’s offerings provide cyber resilience, including data protection, cyber recovery, data security, and governance, aiming to enable customers continuous business. Our offerings are delivered through self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to help protect themselves from threats like ransomware and recover their data efficiently.

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
In addition, amortization of debt issuance costs, which was previously included within depreciation and amortization on the Consolidated Statements of Cash Flows, is now presented separately. This reclassification has no impact on the amount of cash flows from operating activities.
Basis of Presentation
The consolidated financial statements include the accounts of Commvault. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements and related disclosures, in conformity with U.S. generally accepted accounting principles, requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, deferred commissions, purchased intangible assets and goodwill. Actual results could differ from those estimates.
Revenue
We account for revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. We recognize revenue net of sales taxes. For a further discussion of our accounting policies related to revenue, see Note 3 of the Notes to Consolidated Financial Statements.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Stock-Based Compensation
Stock-based compensation expense is measured based on the grant date fair value of stock-based awards, including restricted stock units ("RSUs"), performance stock units ("PSUs"), and shares purchased under the Employee Stock Purchase Plan ("ESPP"). RSUs and PSUs without a market condition are measured based on the fair market values of the underlying stock on the date of grant. PSUs with a market condition are measured using a Monte Carlo simulation model, which incorporates assumptions as to stock price volatility, the expected life of awards, a risk-free interest rate, and dividend yield. ESPP awards are measured using a Black-Scholes option pricing model, which also incorporates assumptions including stock price volatility, expected term, risk-free interest rate, and dividend yield. We recognize stock-based compensation expense using the straight-line method for all stock awards that do not include a market or performance condition. Awards that include a market or performance condition are expensed using the accelerated method. We account for forfeitures of stock-based awards as they occur.
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
Advertising Costs
We expense advertising costs as incurred. Advertising expenses were $10,894, $10,841 and $8,514 for the years ended March 31, 2026, 2025 and 2024, respectively.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. The provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including the level of pre-tax earnings, income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. We provide for global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries in the year the tax is incurred and record an estimate of GILTI as a component of the tax provision. We use significant judgment and estimates in evaluating tax positions. The effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction.
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
Foreign Currency Translation
The functional currencies of our foreign operations are deemed to be the local country’s currency. Assets and liabilities of our international subsidiaries are translated at their respective period-end exchange rates, and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in other comprehensive income and are reflected as a separate component of stockholders’ equity.
Foreign currency transaction gains and losses are recorded in general and administrative expenses in the Consolidated Statements of Operations. These gains and losses relate primarily to receivables and payables that are not denominated in the functional currency of the subsidiary they relate to. We recognized net foreign currency transaction losses of $2,104, $1,495 and $2,388 in the years ended March 31, 2026, 2025 and 2024, respectively.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Convertible Senior Notes
In September 2025, we issued $900,000 aggregate principal amount of 0% convertible senior notes due 2030 (the "Notes"), which we account for as a liability in their entirety, measured at amortized cost. Debt issuance costs incurred in connection with the issuance of the Notes are reflected in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding Notes. These costs are amortized using the effective interest rate method over the term of the Notes and are included within interest expense on the Consolidated Statements of Operations.
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the vesting of RSUs, PSUs, common shares to be purchased under the ESPP, the exercise of stock options, and, if dilutive, the conversion spread on the Notes. The dilutive effect of RSUs, PSUs, ESPP purchases, and the exercise of stock options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of the Notes is calculated using the if-converted method. See Note 17 of the Notes to Consolidated Financial Statements for further details of the Notes.
The following table sets forth the reconciliation of basic and diluted net income per common share:

	Year Ended March 31,
	2026	2025	2024
Net income	$70,657	$76,106	$168,906
Basic net income per common share:
Basic weighted average shares outstanding	43,976	43,850	43,885
Basic net income per common share	$1.61	$1.74	$3.85
Diluted net income per common share:
Basic weighted average shares outstanding	43,976	43,850	43,885
Dilutive effect of potential common shares	678	1,337	1,215
Diluted weighted average shares outstanding	44,654	45,187	45,100
Diluted net income per common share	$1.58	$1.68	$3.75

Diluted weighted average shares outstanding excludes RSUs, PSUs, and common shares to be purchased under the ESPP for all periods presented and excludes outstanding stock options for the year ended March 31, 2024. The excluded amounts totaled 349, 221 and 271 for the years ended March 31, 2026, 2025 and 2024, respectively, because the effect of including them would have been anti-dilutive. In addition, the Notes were excluded from diluted net income per share as their inclusion would have been anti-dilutive.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Unbilled receivables represent amounts for which revenue has been recognized but which have not yet been invoiced to the customer. The current portion of unbilled receivables is included in trade accounts receivable on the Consolidated Balance Sheets. Long-term unbilled receivables are included in other assets. The allowance for doubtful accounts was $388 as of March 31, 2026 and $166 as of March 31, 2025. For the years ended March 31, 2026, 2025 and 2024, bad debt expense was not significant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Historically, we have not experienced material losses related to the inability to collect receivables from our customers. There is presently no indication that we will not collect material amounts of accounts receivable as of March 31, 2026. The inability to collect receivables could have a material impact on our results of operations.
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
Partner A accounted for approximately 32%, 35% and 36% of our total revenues for the years ended March 31, 2026, 2025 and 2024, respectively. In addition, Partner A accounted for approximately 29% of our total accounts receivable as of March 31, 2026 and 2025.
Partner B accounted for approximately 11% of our total revenues for the year ended March 31, 2026. Total revenues for the years ended March 31, 2025 and 2024 and total accounts receivable as of March 31, 2026 and 2025 for Partner B were each less than 10%.
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

The carrying amounts of our cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these instruments. We held an investment in equity securities of $6,076 as of March 31, 2026, which is included in other assets in the accompanying Consolidated Balance Sheets. Subsequently, on April 7, 2026, we increased this investment to approximately $13,500.
There were no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2026. The following table summarizes the composition of our financial liabilities measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$873	$873

Based on the actual achievement of certain financial metrics as of June 30, 2025, the contingent consideration arrangement related to the acquisition of Appranix, Inc. resulted in final aggregate consideration of $1,855, of which $1,527 was paid in the fourth quarter of fiscal 2025 and $328 was paid during the second quarter of fiscal 2026. The liability, with a fair value of $873 as of March 31, 2025 and classified as a Level 3 investment, was adjusted accordingly, resulting in a $545 reduction in operating expenses on our Consolidated Statements of Operations during the first quarter of fiscal 2026. As the contingent consideration arrangement has been fully settled, no liability remains on our Consolidated Balance Sheets as of March 31, 2026.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Financial Instruments for Which Fair Value Is Only Disclosed
We report our financial instruments at fair value with the exception of the Notes. As of March 31, 2026, the estimated fair value of the Notes was approximately $726,966. The fair value was determined based on the quoted mid-market trading price per $1,000 of face value of the Notes as of the last trading day of the period. The Company considers the fair value of the Notes to be a Level 2 measurement because the valuation is based on observable market data, including broker quoted prices; however, the Notes are not actively traded. Refer to Note 17 of the Notes to Consolidated Financial Statements for further details.
Equity Securities Accounted for at Net Asset Value
We held equity interests in private equity funds of $9,821 as of March 31, 2026, which are accounted for under the net asset value practical expedient as permitted under ASC 820, Fair Value Measurement. These investments are included in other assets in the accompanying Consolidated Balance Sheets. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the Consolidated Statements of Operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We have total unfunded commitments in private equity funds of $619 as of March 31, 2026.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Computers, servers, and related equipment are generally depreciated over eighteen months to three years and furniture and fixtures are generally depreciated over three to twelve years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease. Purchased software is generally amortized over three years. Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.

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
Deferred Commissions Cost
Sales commissions, bonuses, and related payroll taxes earned by our employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are allocated to the performance obligations based on the relative estimated standalone selling prices and recognized on a systematic basis consistent with the transfer of the goods or services to which the asset relates. Costs allocated to software licenses are expensed at the time of sale, while costs allocated to initial SaaS and customer support purchases are generally amortized over a period of approximately five years, which represents the expected period of benefit of the asset capitalized. We currently estimate a period of five years is appropriate based on consideration of historical average customer life and the estimated useful life of the underlying software sold as part of the transaction. Costs associated with renewals are amortized over the contractual term of the renewal when renewal commissions are commensurate with initial commissions. The incremental costs attributable to professional services are generally amortized over the period the related services are provided and revenue is recognized. Amortization expense related to these costs is included in sales and marketing expenses in the accompanying Consolidated Statements of Operations.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Deferred Revenue
Deferred revenue represents amounts collected from, or invoiced to, customers in excess of revenue recognized. This results primarily from the upfront billing of multi-year customer support agreements, the upfront billing of SaaS arrangements and billings for other services that have not yet been performed by us. The value of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.
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
Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update ("ASU") No. 2023-09 (Topic 740): Income Taxes	In December 2023, the Financial Accounting Standards Board ("FASB") issued a new standard to improve income tax disclosures. The standard requires greater disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	We adopted this standard as of April 1, 2025.	This standard resulted in additional annual tax disclosures. This standard did not have a significant impact on our results of operations, cash flows, or financial condition.
ASU No. 2025-05 (Topic 326): Financial Instrument - Credit Losses	In July 2025, the FASB issued a new standard to simplify the estimation of credit losses. The standard provides a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising under ASC 606, Revenue from Contracts with Customers.	We early adopted this standard as of April 1, 2025 and elected to apply the related practical expedient.	This standard did not have a significant impact on our results of operations, cash flows, financial condition, or disclosures.
Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
ASU No. 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued a new standard to improve income statement expense disclosures. The standard requires greater disaggregated information on certain expense captions, as well as disclosures about selling expenses.	This standard will be effective for us for our annual period beginning April 1, 2027 and interim periods beginning April 1, 2028, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

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
Software-as-a-service ("SaaS")
SaaS revenue generally includes revenue from subscription-based arrangements delivered through hosted cloud solutions. SaaS revenue from time-based arrangements is typically recognized ratably over the contract term, generally one to three years, beginning when the service is available for use by the customer. Revenue from usage- or consumption-based arrangements is generally recognized as the services are consumed.
Perpetual License
Perpetual license includes revenue from the sale of perpetual software licenses. Perpetual software license revenue is typically recognized when the software is delivered or made available for download.
Customer Support
Customer support includes revenue associated with support contracts tied to our software products. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings, for both term-based software license and perpetual software license arrangements. We sell our customer support contracts as a percentage of net software purchases. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year on our perpetual licenses and over the term on our term-based licenses, which typically range from one to three years.
Other Services
Other services consist primarily of revenue related to professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenue related to other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.
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
We also offer software that integrates with appliances and address a wide range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. These appliances are almost exclusively sold through a software only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end customers. As a result, the revenue and costs associated with hardware are usually not included in our financial statements.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Subscription
Term-based software licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Software-as-a-service (SaaS)	Ratably over the course of the contract (over time) or as services are consumed for consumption-based arrangements	Annually or at the beginning of the contract period	Observable in transactions without multiple performance obligations
Perpetual License
Perpetual software licenses	Upon shipment or made available for download (point in time)	Within 90 days of shipment	Residual approach
Customer Support
Software updates	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Customer support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other Services
Other professional services	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations
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

Disaggregation of Revenues

We disaggregate revenues from contracts with customers by geographical region. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, Middle East, Africa, Australia, India, Southeast Asia, and China.

	Year Ended March 31,
	2026	2025	2024
Americas	$702,882	$607,952	$498,545
International	480,808	387,667	340,702
Total revenues	$1,183,690	$995,619	$839,247

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Customer support revenue can be further disaggregated between support associated with term-based software license arrangements ("Term-based support") and support associated with perpetual software license arrangements ("Perpetual support") as follows:

	Year Ended March 31,
	2026	2025	2024
Term-based support	$202,163	$169,208	$143,728
Perpetual support	118,263	138,355	164,043
Customer support	$320,426	$307,563	$307,771

Remaining Performance Obligations

Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses and SaaS agreements), customer support and other services. As of March 31, 2026, our remaining performance obligations (inclusive of deferred revenue) were $1,041,243, of which approximately 59% is expected to be recognized as revenue over the next twelve months and the remainder recognized thereafter.

Remaining performance obligations, excluding deferred revenue, related to subscription arrangements, customer support and other services were $152,395, $78,033 and $30,923, respectively. Of these balances, we expect approximately 49% of subscription arrangements, 34% of customer support and 100% of other services to be recognized as revenue over the next twelve months and the remainder recognized thereafter. We expect approximately 22% of subscription arrangements and 9% of customer support remaining performance obligations to be recognized as revenue in the first quarter of fiscal 2027. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.

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

In some arrangements we allow customers to pay for term-based licenses over the term of the software license. When a term-based license arrangement contains payment terms that extend beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license and is recognized as interest income over the extended payment period. The total license fee net of the significant financing component is recognized as revenue at the point in time when the software is transferred to the customer. Interest income from significant financing components was not material for the years ended March 31, 2026, 2025 and 2024.

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

	Accounts Receivable	Unbilled Receivable (Current)	Unbilled Receivable (Long-Term)	Deferred Revenue (Current)	Deferred Revenue (Long-Term)
Opening balance as of March 31, 2025	$222,400	$29,595	$31,343	$402,930	$223,282
Increase	61,054	17,434	13,466	82,043	70,443
Ending balance as of March 31, 2026	$283,454	$47,029	$44,809	$484,973	$293,725

The increase in accounts receivable (inclusive of unbilled receivables) is primarily a result of an increase in revenue relative to the prior year period and the timing of our billings and cash collections. The increase in deferred revenue is primarily the result of an increase in SaaS contracts which are billed upfront but recognized ratably over the contract period and an increase in deferred customer support revenue.

The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $432,763 for the year ended March 31, 2026. The majority of this revenue consists of SaaS and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.
4.    Business Combinations
On August 28, 2025, we completed the acquisition of 100% of the shares of Satori Cyber, Ltd. ("Satori"), an Israel-based data and AI security company, for an initial purchase price of $28,257 in cash consideration. In the fourth quarter of fiscal 2026, customary closing adjustments led to a reduction in the purchase price of $200, resulting in final cash consideration of $28,057. The primary reason for the acquisition was to extend and enhance our product portfolio with data security and AI governance solutions.
During the year ended March 31, 2026, we incurred acquisition-related costs of $1,269, which were included in general and administrative expenses. The following table summarizes the preliminary purchase price allocation:

Assets acquired and liabilities assumed:
Cash	$2,242
Trade accounts receivable	168
Other current assets and Other assets	272
Operating lease assets	381
Deferred tax assets, net	2,447
Developed technology	3,700
Accounts payable and Accrued liabilities	(646)
Operating lease liabilities	(381)
Long-term tax reserves	(2,929)
Deferred revenue	(1,264)
Total identifiable net assets acquired and liabilities assumed	3,990
Goodwill	24,067
Total purchase price	$28,057
The purchase price allocation is preliminary as it relates to the valuation of income taxes. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The financial information of the above business acquisition, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
5.    Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the residual purchase price paid in business combinations after the fair value of all identified assets and liabilities have been recorded. It includes the estimated value of the integration of acquired technology into current product offerings, the potential expansion with new customers, the opportunity to further develop sales relationships with new customers and intangible assets that do not qualify for separate recognition. Goodwill is not amortized and there were no impairments to the carrying amounts of goodwill during the years ended March 31, 2026, 2025 or 2024.
Changes in goodwill during the year ended March 31, 2026 was as follows:

Total
Balance as of March 31, 2025	$185,255
Additions (1)	24,067
Balance as of March 31, 2026	$209,322
(1) None of the goodwill acquired during the year ended March 31, 2026 is expected to be deductible for income tax purposes.
Intangible Assets, Net
Intangible assets consist of developed technology and customer relationships. Developed technology acquired in fiscal 2026 and 2025 has an estimated useful life of five years. Previously acquired developed technology had an estimated useful life of three years, and was fully amortized as of the end of fiscal 2025. Customer relationships have an estimated useful life of ten years. All of our intangible assets are amortized on a straight-line basis. Purchased intangible assets, net of amortization are summarized below:

	March 31, 2026			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,800	$(570)	$3,230	$3,800	$(190)	$3,610
Developed technology	27,050	(10,565)	16,485	23,350	(6,223)	17,127
Total intangible assets	$30,850	$(11,135)	$19,715	$27,150	$(6,413)	$20,737
During the year ended March 31, 2026, we acquired developed technology valued at $3,700 as part of the acquisition of Satori. Amortization expense from acquired intangible assets, included in depreciation and amortization in the Consolidated Statements of Operations, was $4,722, $3,705 and $1,250 for the years ended March 31, 2026, 2025 and 2024, respectively.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
As of March 31, 2026, future amortization expense of intangible assets is expected to be:

Year ending March 31,
2027	$5,023
2028	5,023
2029	5,023
2030	2,637
2031	680
Thereafter	1,329
Total	$19,715
As of March 31, 2026, the weighted average remaining amortization period of intangibles assets was approximately 4.40 years, with developed technology and customer relationships having weighted average remaining amortization periods of approximately 3.60 years and 8.50 years, respectively.
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
7.     Property and Equipment
Property and equipment consist of the following:

	March 31,
	2026	2025
Buildings	$1,935	$1,000
Computers, servers and other equipment	49,603	47,668
Furniture and fixtures	1,258	2,705
Leasehold improvements	6,523	6,223
Purchased software	2,841	2,577
Construction in process	95	193
	62,255	60,366
Less: Accumulated depreciation and amortization	(52,505)	(52,072)
	$9,750	$8,294
We recorded depreciation and amortization expense of $5,626, $5,367 and $5,165 for the years ended March 31, 2026, 2025 and 2024, respectively, which was included in depreciation and amortization in the Consolidated Statements of Operations.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
8.     Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,
	2026	2025
Compensation and related payroll taxes	$105,550	$95,067
Other	60,033	52,066
	$165,583	$147,133

9.     Commitments and Contingencies
Purchase Commitments

We, in the normal course of business, enter into various purchase commitments for goods or services. Our outstanding commitments primarily relate to marketing and IT services and also include the remaining purchase commitments for our use of certain cloud services with third-party providers. Total non-cancellable purchase commitments as of March 31, 2026 are as follows:

	Year Ended March 31,
	2027	2028	2029	2030	2031 and beyond	Total
Purchase commitments(1)	$79,608	$35,945	$27,171	$4,510	$4,673	$151,907
(1) The amounts presented exclude commitments under an amended agreement entered into in March 2026 with a third-party provider for the use of certain cloud services through March 2031, which does not have a fixed payment schedule. Under the amended agreement, we committed to purchase $700,000 of services throughout the term of the agreement. As of March 31, 2026, $700,000 remained outstanding.
Royalty Expenses
We have certain software royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a fixed cost per unit shipped or a fixed fee for unlimited units shipped over a designated period. Royalty expense, included in cost of term-based license and perpetual license revenues, was $9,549, $10,602 and $9,717 for the years ended March 31, 2026, 2025 and 2024, respectively.
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
Lease Obligations

See Note 16 of the Notes to Consolidated Financial Statements for more detail on our minimum lease commitments.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Legal Proceedings
We do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
10.     Capitalization
Common Stock
We have 41,255 and 44,104 shares of common stock, par value $0.01, outstanding at March 31, 2026 and March 31, 2025, respectively.
During fiscal 2026, the Board approved recommitments of our existing share repurchase program, each making $250,000 available. The share repurchase program has no expiration date. We repurchased $446,106 of our common stock during fiscal 2026, or approximately 4,173 shares, of which $117,660, or approximately 658 shares, was made in connection with the Notes. The shares repurchased during the period were funded primarily from the net proceeds received from the issuance of the Notes, as well as from existing cash and cash equivalents balances and cash flows provided by our operations. As of March 31, 2026, no funds remained available under the share repurchase program.
Subsequent Event
On April 15, 2026, the Board approved recommitting our existing share repurchase program so that $250,000 was available. The share repurchase program has no expiration date.
Shares Reserved for Issuance
As of March 31, 2026, we have reserved 4,905 shares in connection with our Stock Plans discussed in Note 11 of the Notes to Consolidated Financial Statements.

11.     Stock Plans
We maintain the Omnibus Incentive Plan (the "2016 Incentive Plan") for granting awards to employees. The 2016 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, full value awards (including restricted stock, restricted stock units, performance shares or units and other stock-based awards) and cash-based awards. As of March 31, 2026, approximately 3,163 shares were available for future grant under the 2016 Incentive Plan.
As of March 31, 2026, we have granted non-qualified stock options, restricted stock units and performance stock awards under our stock incentive plans. Historically, most equity awards granted by us under our stock incentive plans generally vest quarterly over a three-year period, except that the shares that would otherwise vest quarterly over the first twelve months do not vest until the first anniversary of the grant. We anticipate that future grants under our stock incentive plans will be restricted stock units and performance stock awards and do not anticipate that we will grant stock options.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The following table presents the stock-based compensation expense included in cost of revenues, sales and marketing, research and development, general and administrative and restructuring expenses for the years ended March 31, 2026, 2025 and 2024. Stock-based compensation is attributable to RSUs, PSUs and the ESPP.

	Year Ended March 31,
	2026	2025	2024
Cost of revenues	$5,239	$5,744	$6,832
Sales and marketing	51,173	47,627	36,630
Research and development	28,538	24,028	21,585
General and administrative	33,936	31,216	27,987
Restructuring	4,539	4,647	1,517
Stock-based compensation expense	$123,425	$113,262	$94,551
As of March 31, 2026, there was $172,437 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.13 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
No stock options were granted during the periods presented and no stock options were outstanding as of March 31, 2025. The total intrinsic value of stock options exercised was $8,089 and $1,378 in the years ended March 31, 2025 and 2024, respectively.
Restricted stock unit activity was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of March 31, 2025	1,806	$111.75
Granted	1,292	138.02
Vested	(1,178)	103.94
Forfeited	(178)	145.93
Outstanding as of March 31, 2026	1,742	$133.22

The total fair value of the restricted stock units that vested during the years ended March 31, 2026, 2025 and 2024 was $183,927, $214,371 and $118,047, respectively. The fair value of awards includes the awards with a market condition described below.
Performance Based Awards

In fiscal 2026, we granted 78 PSUs to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2026 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. Based on our results, the PSUs achieved at 111%. The awards are included in the restricted stock unit table.

In fiscal 2025, we granted 91 PSUs to certain executives. Vesting of these awards is contingent upon i) us meeting certain non-GAAP performance goals (performance-based) in fiscal 2025 and ii) our customary service periods. The awards vest over three years. The related stock-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term using the accelerated method. Based on our results, the PSUs achieved at 105%. The awards are included in the restricted stock unit table.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
Awards with a Market Condition
In fiscal 2026, we granted 78 market PSUs to certain executives. The vesting of these awards is contingent upon us meeting certain total shareholder return ("TSR") levels as compared to the Russell 3000 market index over the succeeding three years from grant date. The awards vest in three annual tranches and have the potential to vest between 0% to 300% (234 shares) based on TSR performance. The related stock-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized using the accelerated method over the vesting term. The estimated fair value was calculated using a Monte Carlo simulation model. The fair value of the awards granted during the year was $288.47 per unit. The awards are included in the restricted stock unit table above.

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
Employee Stock Purchase Plan
The ESPP is a shareholder approved plan under which substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. Employees purchased 146 shares in exchange for $14,503 of proceeds in fiscal 2026, 119 shares in exchange for $11,922 of proceeds in fiscal 2025, and 188 shares in exchange for $10,578 of proceeds in fiscal 2024. The ESPP is considered compensatory and the fair value of the discount and look back provision are estimated using the Black-Scholes model and recognized over the six-month withholding period prior to purchase. The total expense associated with the ESPP for fiscal 2026, 2025 and 2024 was $5,523, $3,898 and $3,146, respectively. As of March 31, 2026, there was $2,450 of unrecognized cost related to the current offering period of our ESPP.
Valuation Assumptions
We estimated the fair value of market PSUs using the Monte Carlo simulation model and ESPP using the Black-Scholes option valuation model, with the following weighted average assumptions:

	Year Ended March 31,
	2026	2025	2024
Market PSUs:
Expected life (years)	3.0	3.0	3.0
Risk-free interest rate	4.0%	4.5%	3.7%
Volatility	38.4%	32.1%	34.8%
Dividend yield	—%	—%	—%
ESPP:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	3.6% - 4.1%	4.3% - 5.0%	5.3% - 5.6%
Volatility	51.7% - 68.4%	39.4% - 49.3%	21.8% - 24.0%
Dividend yield	—%	—%	—%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
12.     Income Taxes
The components of income before income taxes were as follows:

	Year Ended March 31,
	2026	2025	2024
Domestic	$64,856	$56,342	$62,082
Foreign	27,268	24,711	21,531
	$92,124	$81,053	$83,613

The components of income tax expense (benefit) were as follows:

	Year Ended March 31,
	2026	2025	2024
Current:
Federal	$950	$11,983	$7,845
State	1,158	2,971	4,242
Foreign	11,659	13,467	12,220
Total current	13,767	28,421	24,307
Deferred:
Federal	3,430	(20,989)	(82,773)
State	194	1,543	(19,740)
Foreign	4,076	(4,028)	(7,087)
Total deferred	7,700	(23,474)	(109,600)
Total income tax expense (benefit)	$21,467	$4,947	$(85,293)

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
A reconciliation of the statutory tax rates and the effective tax rates for the year ended March 31, 2026 is presented below under the disclosure requirements of ASU No. 2023‑09, which the Company adopted on a prospective basis. Reconciliations for the years ended March 31, 2025 and 2024 continue to be presented in accordance with prior guidance.

	Year Ended March 31,
	2026
	Amount	Percent
U.S. federal statutory tax rate	$19,346	21.0%
State and local income taxes, net of federal income tax effect (1)	(262)	(0.3)%
Foreign tax effects
Brazil
Withholding taxes	2,117	2.3%
Poland
Changes in valuation allowances	1,018	1.1%
Other	(12)	—%
Other foreign jurisdictions	3,427	3.7%
Effect of cross-border tax laws
Global intangible low-taxed income	699	0.8%
Tax Credits
Research and development tax credits	(6,094)	(6.6)%
Foreign tax credit	(322)	(0.3)%
Changes in valuation allowances	724	0.8%
Nontaxable or nondeductible items
Stock-based compensation	(1,163)	(1.3)%
Other	1,748	1.9%
Worldwide changes in unrecognized tax benefits	175	0.2%
Other adjustments	66	—%
Effective income tax expense	$21,467	23.3%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida, Maryland, Minnesota and New Jersey for the year ended March 31, 2026.

	Year Ended March 31,
	2025	2024
Statutory federal income tax expense rate	21.0%	21.0%
State and local income tax expense, net of federal income tax effect	—%	2.4%
Foreign earnings taxed at different rates	5.6%	5.7%
U.S. tax on GILTI & FDII	(4.2)%	(3.3)%
Domestic permanent differences including acquisition items	2.9%	1.1%
Foreign tax credits	(4.1)%	(2.5)%
Research credits	(6.0)%	(9.3)%
Tax reserves	3.1%	—%
Valuation allowance	6.8%	(125.3)%
Enacted tax law changes	(2.8)%	(0.4)%
Stock-based compensation	(13.4)%	6.7%
Other differences, net	(2.8)%	1.9%
Effective income tax expense (benefit)	6.1%	(102.0)%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2026	2025
Deferred tax assets:
Net operating losses	$7,920	$6,873
Stock-based compensation	6,908	5,729
Deferred revenue	38,209	33,125
Tax credits	34,893	26,206
Accrued expenses	2,235	1,576
Allowance for doubtful accounts and other reserves	1,270	1,117
R&D Capitalization under IRC § 174	78,260	83,826
Depreciation and amortization	4,651	9,074
Capped call	20,979	—
Other	12,928	6,162
Less: valuation allowance	(25,667)	(23,550)
Total deferred tax assets	182,586	150,138
Deferred tax liabilities:
Withholding taxes	(217)	(289)
Deferred commissions	(21,650)	(16,011)
Other	(8,518)	(1,844)
Total deferred tax liabilities	(30,385)	(18,144)
Net deferred tax asset	$152,201	$131,994

Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. At March 31, 2026 and 2025, we recorded valuation allowances of $25,667 and $23,550, respectively, which reflect uncertainties around our ability to generate sufficient income in certain jurisdictions to utilize our net deferred tax assets which primarily relate to Federal Foreign Tax Credits and NJ State R&D Credits. We believe it is more likely than not that we will have sufficient taxable income to realize our remaining deferred tax assets.

For federal income tax purposes, beginning in our fiscal year 2023, we were required to capitalize and amortize domestic research and development ("R&D") expenditures over five years and foreign R&D over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations are adversely affected due to significantly higher cash tax payments in fiscal years 2023 to 2025 accordingly. The One Big Beautiful Bill Act, enacted on July 4, 2025, includes several corporate tax provisions relevant to U.S. businesses. Included in this legislation are provisions that allow for the immediate expensing of domestic R&D expenses, extensions of bonus depreciation, and modifications to the international tax regimes. The provisions in the legislation are generally effective beginning in our fiscal year 2026 and have been included in our operating results. Our cash flows from operations are positively affected due to lower federal cash tax payments in fiscal year 2026.

At March 31, 2026, we had $1,425 remaining federal net operating loss ("NOL") carryforwards and state NOL carryforwards of $1,467 which expire over various years beginning in March 2033 depending on the jurisdiction. As of March 31, 2026, we had foreign NOL carryforwards of $3,177 that will expire over various years beginning in March 2028 depending on the jurisdiction and $51,583 that will not expire. As of March 31, 2026, we had no federal capital loss carryforwards. At March 31, 2026, we had foreign capital loss carryforwards of $816 that will not expire.

At March 31, 2026, we had $7,107 remaining federal R&D tax credit carryforwards and state R&D tax credit carryforwards of approximately $28,734. The NJ R&D credit carryforwards of $18,560 expire over various years beginning from March 2026 through March 2041. The California R&D credits of $10,174 do not expire.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)

At March 31, 2026, we had federal foreign tax credits ("FTC") carryforwards of approximately $7,644 which are expected to expire from March 2030 through March 2034. We had no foreign FTC.

We conduct business globally and as a result, file income tax returns in the United States and in various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following table summarizes the tax years subject to income tax examinations by tax authorities as of March 31, 2026. The years subject to income tax examination in our foreign jurisdictions cover the maximum time period with respect to these jurisdictions. Due to NOLs, in some cases the tax years continue to remain subject to examination with respect to such NOLs.

Tax Jurisdiction	Years Subject to Income Tax Examination
U.S. Federal	Fiscal 2022 - Present
Foreign jurisdictions	Fiscal 2015 - Present
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

	Year Ended March 31,
	2026	2025	2024
Beginning balance of unrecognized tax benefits	$11,748	$9,673	$9,388
Additions for prior year tax positions	68	1,391	3
Reductions for prior year tax positions and lapse in statute of limitations	(1,179)	(471)	(220)
Additions for current year tax positions	1,195	1,155	502
Additions for tax positions related to purchase accounting	5,795	—	—
Ending balance of unrecognized tax benefits	$17,627	$11,748	$9,673
Interest income, expense and penalties related to unrecognized tax benefits are recorded in income tax expense in the Consolidated Statements of Operations. In the years ended March 31, 2026, 2025, and 2024, the impact related to interest expense, interest income and penalties was not significant.
The amount of cash taxes paid for the year ended March 31, 2026 was as follows:

Total
Federal	$3,184
State	3,316
Foreign
Canada	2,441
United Kingdom	(2,249)
India	2,972
Other	3,948
Income taxes, net of amounts refunded	$13,612

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
13.     Employee Benefit Plan
We have a defined contribution plan, as allowed under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees. Effective January 1, 2012, we make contributions equal to a discretionary percentage of the employee’s contributions determined by us. During the years ended March 31, 2026, 2025 and 2024, we made contributions of $3,122, $2,749 and $2,889, respectively.

14.     Segment Information
We operate as a single reportable segment as we report financial information, including net income determined in accordance with GAAP, among other measures, on a consolidated basis to our Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"). The CODM uses consolidated net income to make operating decisions, allocate resources, and evaluate financial performance, primarily by monitoring actual results compared to forecasted results, as well as by reviewing year-over-year results and trending historical performance. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of actual versus forecasted results are used in assessing the performance of the segment.
The CODM reviews significant segment expenses for our single reportable segment. Significant segment expenses include cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization, restructuring, and other operating expenses, all of which are presented in our Consolidated Statements of Operations. Other segment items include interest income, interest expense, other income, net, and income tax expense (benefit), which are also presented in our Consolidated Statements of Operations.
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth total revenues by geographic area:

	Year Ended March 31,
	2026	2025	2024
United States	$631,003	$534,524	$437,560
Other	552,687	461,095	401,687
Total revenues	$1,183,690	$995,619	$839,247
No individual country other than the United States accounted for 10% or more of our total revenues for the years ended March 31, 2026, 2025 and 2024. Revenues included in the "Other" caption above primarily relates to our operations in Europe, Australia, Canada and Asia.

The following table sets forth the Company’s long-lived assets by geographic area.

	March 31,
	2026	2025
United States	$27,711	$8,768
India	13,027	4,013
United Kingdom	1,537	2,575
Other	2,395	3,062
Total long-lived assets	$44,670	$18,418

As of March 31, 2026, no individual country other than the United States and India accounted for 10% or more of long-lived assets. As of March 31, 2025, no individual country other than the United States, India and United Kingdom accounted for 10% or more of long-lived assets.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
15.    Restructuring
We initiated a restructuring plan in the third quarter of fiscal 2026 ("Plan B") intended to optimize our cost structure, improve organizational agility, and better align resources with strategic priorities. These restructuring activities encompass workforce reductions, office lease closures and exit of operations in certain jurisdictions and are estimated to cost up to $32,000, of which, $30,204 has been incurred through March 31, 2026. We anticipate the plan to be completed in the first quarter of fiscal 2027. For the year ended March 31, 2026, restructuring charges related to Plan B were comprised of the following:

Total
Employee severance and related costs	$23,663
Stock-based compensation	4,001
Lease exit costs	2,273
Other costs	267
Total restructuring charges	$30,204

We initiated a restructuring plan in the first quarter of fiscal 2026 ("Plan A") intended to optimize our Business Technology organization. The objective of this plan is to realign the workforce, invest in emerging capabilities, modernize the technology landscape, and streamline operations to operate with greater agility and customer focus. The workforce realignment and identification of planned technology changes were completed in fiscal 2026, and the remaining activities under the restructuring plan, including the technology transitions, are expected to be completed in fiscal 2027. For the year ended March 31, 2026, restructuring charges related to Plan A were comprised of the following:

Total
Employee severance and related costs	$1,332
Stock-based compensation	538
Other costs	80
Total restructuring charges	$1,950

In the fourth quarter of fiscal 2024, we initiated a restructuring plan (the "2024 Plan") which was completed in fiscal 2025. There were no charges incurred in fiscal 2026 related to this plan. For the years ended March 31, 2025 and 2024, restructuring charges were $10,026 and $4,548, respectively.
Restructuring accrual
The accrual activity related to our restructuring plans for the year ended March 31, 2026 was as follows:

	Plan A	Plan B	2024 Plan	Total
Balance as of March 31, 2025	$—	$—	$790	$790
Employee severance and related costs	1,332	23,663	—	24,995
Payments	(1,299)	(18,996)	(790)	(21,085)
Balance as of March 31, 2026	$33	$4,667	$—	$4,700

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
16.    Leases
Our lease liabilities relate primarily to operating leases for our global office infrastructure. These operating leases expire at various dates through fiscal 2036. We did not have any finance leases for the years ended March 31, 2026, 2025 or 2024.

Net lease cost recognized in our Consolidated Statements of Operations was as follows:

	Year Ended March 31,
	2026	2025	2024
Operating lease cost	$9,447	$5,760	$5,770
Short-term lease cost	66	21	272
Variable lease cost	1,855	1,233	1,333
Net lease cost	$11,368	$7,014	$7,375

As of March 31, 2026, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

2027	$8,069
2028	7,669
2029	6,768
2030	6,144
2031	4,029
Thereafter	12,073
Total minimum lease payments	44,752
Less: Imputed interest	8,114
Present value of operating lease liabilities	36,638
Less: Current portion of operating lease liabilities	6,963
Long-term operating lease liabilities	$29,675

As of March 31, 2026, the minimum lease commitment amount for operating leases signed but not yet commenced was not material.

Lease term and Discount rate

	Year Ended March 31,
	2026	2025
Weighted-average remaining term (in years)	6.35	3.19
Weighted-average discount rate	6.16%	4.86%

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
17.    Debt
Convertible Senior Notes
On September 5, 2025, we issued $900,000 aggregate principal amount of the Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $115,000 aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated September 5, 2025 (the "Indenture"), between Commvault and U.S. Bank Trust Company, National Association, as trustee. The Notes are senior, unsecured obligations and do not bear regular interest; however, special interest and additional interest, if any, may accrue on the Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture. The Notes mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting debt issuance costs, was $878,447.
Noteholders will have the right to convert their Notes before March 15, 2030 only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending on December 31, 2025, if the Last Reported Sale Price (as defined in the Indenture) per share of our common stock exceeds 130% of the conversion price (as described below) for each of at least 20 Trading Days (as defined in the Indenture) (whether or not consecutive) during a period of 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding fiscal quarter; (2) during the five consecutive business days immediately after any ten consecutive Trading Day period (the "Measurement Period") in which the Trading Price (as defined in the Indenture) per $1,000 principal amount of Notes for each Trading Day of the Measurement Period was less than 98% of the product of the Last Reported Sale Price per share of the common stock on such Trading Day and the conversion rate (as described below) on each Trading Day; (3) upon the occurrence of specified corporate events or distributions on the common stock as set forth in the Indenture; or (4) if the Company calls such Notes for redemption.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
The net carrying amount of the Notes was as follows:

March 31, 2026
Principal amount	$900,000
Unamortized debt issuance costs	(19,137)
Net carrying amount	$880,863
Amortization of debt issuance costs incurred related to the Notes for the year ended March 31, 2026 was $2,416. The debt issuance costs are being amortized into interest expense on the Consolidated Statements of Operations over the term of the Notes at an effective interest rate of 0.48%.
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
Revolving Credit Facility
On April 15, 2025, we refinanced our existing $100,000 senior secured revolving credit facility, replacing it with a new five-year $300,000 senior secured revolving credit facility (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of March 31, 2026, there were no borrowings under the Credit Facility and we were in compliance with all covenants.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(In thousands, except per share data)
We have deferred the expense related to debt issuance costs associated with the Credit Facility, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of March 31, 2026 and 2025 were $1,652 and $198, respectively. The amortization of debt issuance costs and interest expense incurred related to the Credit Facility for the years ended March 31, 2026, 2025 and 2024 was as follows:

	Year Ended March 31,
	2026	2025	2024
Amortization of debt issuance costs	$392	$115	$115
Interest expense	863	253	253
Total charges	$1,255	$368	$368
Interest paid was $665 for the year ended March 31, 2026 and $253 for the years ended March 31, 2025 and 2024.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework.
Based on our assessment, using those criteria, our management concluded that, as of March 31, 2026, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report, which is included below in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Commvault Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Commvault Systems, Inc.’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Commvault Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 11, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey
May 11, 2026

Item 9B.	Other Information
Fifth Amended and Restated Bylaws
On May 7, 2026, the Board of Directors adopted the Fifth Amended and Restated Bylaws of the Company (the "Fifth A&R Bylaws"), effective immediately. The amendments (i) change the timing requirement for submitting notice of director nominations and business proposals from a deadline of 90 days before the anniversary date of the prior year’s annual meeting of stockholders to a window of 90-120 days prior thereto, (ii) revise the advance notice provisions related to submission of director nominations and business proposals at annual meetings of stockholders of the Company, including updating other timing, procedural and informational requirements and reflecting the universal proxy rules under Rule 14a-19 of the Securities Exchange Act of 1934, as amended, (iii) update provisions relating to the procedure for calling special meetings of the Board of Directors, (iv) authorize stockholder and Board meetings by means of remote communications, (v) clarify the powers of the chair of a meeting of stockholders to regulate conduct at and to adjourn such meeting; and (vi) make certain other technical, conforming, modernizing and clarifying changes.
The foregoing description of the Fifth A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth A&R Bylaws, which is filed as Exhibit 3.4 to this Annual Report on Form 10-K and incorporated herein by reference.

Rule 10b5-1 Insider Trading Arrangements
On February 3, 2026, Vivie Lee, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 595 shares of the Company’s common stock. The plan is in effect until the earlier of February 3, 2027 or the completion of all authorized sales.
On February 17, 2026, Danielle Abrahamsen, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 6,600 shares of the Company’s common stock. Actual sales will vary due to the achievement of PSUs and shares sold for tax obligations. The plan is in effect until the earlier of February 10, 2027 or the completion of all authorized sales.
During the three months ended March 31, 2026, no other directors or officers of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or "Non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We will furnish to the SEC a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended March 31, 2026. Information with respect to this Item is incorporated herein by reference from the sections of our 2026 Proxy Statement captioned, "Proposal No. 1: Election of Directors-Nominees for Election" and "Corporate Governance," under the subheadings "Governance Documents" and "Board Committees-Audit Committee."
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
Information with respect to this Item is incorporated herein by reference from the sections of our 2026 Proxy Statement captioned "Executive Compensation" (excluding the information under the subheading "Pay Versus Performance"), "Compensation Committee Report" and "Corporate Governance-Director Compensation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item is incorporated herein by reference from the section of our 2026 Proxy Statement captioned "Corporate Governance" under the subheadings "Security Ownership of Management and Certain Beneficial Owners" and "Fiscal 2026 Equity Compensation Plan Information."

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item is incorporated herein by reference from the sections of our 2026 Proxy Statement captioned "Corporate Governance-Transactions with Related Persons" and "Proposal No. 1: Election of Directors-Director Independence."

Item 14.	Principal Accountant Fees and Services
Information with respect to this Item is incorporated herein by reference from the section of our 2026 Proxy Statement captioned "Proposal No. 3: Ratification of the Appointment of Independent Auditors" under the subheadings "Audit, Audit-Related, Tax, and All Other Fees" and "Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor."
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
See "Index to Consolidated Financial Statements" set forth in Item 8 for a list of financial statements filed as part of this report.
Financial Statement Schedules
All schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Commvault Systems, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2019).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated August 28, 2020).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2023).
3.4	Fifth Amended and Restated Bylaws of Commvault Systems, Inc., effective May 7, 2026.
3.5	Certification of Designation of Series A Junior Participating Preferred Stock of Commvault Systems, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated November 14, 2008).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2023).
4.3	Indenture, dated September 5, 2025, between Commvault Systems, Inc. and U.S. Bank Trust Company, N.A. as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated September 5, 2025).
4.4	Form of Global Note representing Commvault Systems, Inc.’s 0% Convertible Senior Notes due 2030 (included within Exhibit 4.3).
9.1	Form of Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.1*	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-132550).
10.2*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007).
10.3*	Form of Indemnity Agreement between Commvault Systems, Inc. and each of its current officers and directors (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2022).
10.4*	Commvault Systems, Inc. Employee Stock Purchase Plan dated December 9, 2013 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2014).
10.5*	Employment Agreement, dated January 8, 2019, between the Company and Sanjay Mirchandani (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 5, 2019).
10.6*	Commvault Systems, Inc. Omnibus Incentive Plan (as amended through the Fifth Amendment thereof) (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2021).
10.7*	Sixth Amendment to the Commvault Systems, Inc. Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2022).
10.8	Credit Agreement, dated April 15, 2025, by and among Commvault Systems, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated April 15, 2025).
10.9*	Offer Letter with Gary Merrill, dated July 5, 2024 (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated June 21, 2024).
10.10*	Amended and Restated Executive Retention Agreement with Gary Merrill, dated May 31, 2024 (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated June 21, 2024).
10.11**	Purchase and Sale Agreement, by and between Commvault and Somerset Development, LLC, with an effective date of October 2, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated October 4, 2024).
10.12**	Lease Agreement, by and between Bell Works Tinton Falls Urban Renewal LLC and Commvault Systems, Inc. with an effective date of April 28, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2025).
10.13	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated September 5, 2025).
10.14*	Offer Letter with Gary Merrill, dated April 10, 2026 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 13, 2026).
10.15*	Offer Letter with William Geoffrey Haydon, dated April 8, 2026 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated April 13, 2026).
10.16*	Executive Retention Agreement with William Geoffrey Haydon dated April 13, 2026 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated April 13, 2026).
19.1	Commvault Systems, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2025).

21.1	List of Subsidiaries of Commvault Systems, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Commvault Systems, Inc. Clawback Policy dated October 16, 2023 (Incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**
Certain exhibits to this Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

***	Furnished herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tinton Falls, State of New Jersey, on May 11, 2026.

COMMVAULT SYSTEMS, INC.

By:	/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani
Director, President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 11, 2026.

Signature	Title

/s/ SANJAY MIRCHANDANI	Director, President and Chief Executive Officer (Principal Executive Officer)
Sanjay Mirchandani
/s/ GARY MERRILL	Chief Financial Officer (Principal Financial Officer)
Gary Merrill
/s/ DANIELLE ABRAHAMSEN	Chief Accounting Officer (Principal Accounting Officer)
Danielle Abrahamsen
/s/ NICOLA ADAMO	Chairman of the Board
Nicola Adamo
/s/ MARTHA BEJAR	Director
Martha Bejar
/s/ KEITH GEESLIN	Director
Keith Geeslin
/s/ VIVIE LEE	Director
Vivie Lee
/s/ CHUCK MORAN	Director
Chuck Moran
/s/ SHANE SANDERS	Director
Shane Sanders
/s/ ARLEN SHENKMAN	Director
Arlen Shenkman