Form 10-Q
period 2026-06-30
COMMVAULT SYSTEMS INC
filed 2026-07-29
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of July 27, 2026, there were 41,444,564 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$929,837	$899,987
Trade accounts receivable, net	271,568	330,483
Other current assets	65,520	56,040
Total current assets	1,266,925	1,286,510
Deferred tax assets, net	150,360	153,766
Property and equipment, net	9,677	9,750
Operating lease assets	33,985	34,920
Deferred commissions cost	110,465	103,892
Intangible assets, net	18,459	19,715
Goodwill	209,132	209,322
Other assets	91,418	68,430
Total assets	$1,890,421	$1,886,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156	$651
Accrued liabilities	138,979	165,583
Current portion of operating lease liabilities	7,148	6,963
Deferred revenue	473,744	484,973
Total current liabilities	620,027	658,170
Convertible notes, net	881,926	880,863
Deferred revenue, less current portion	291,151	293,725
Deferred tax liabilities	1,306	1,565
Long-term operating lease liabilities	28,581	29,675
Other liabilities	15,379	14,813
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 41,430 shares and 41,255 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	414	412
Additional paid-in capital	1,529,999	1,495,597
Accumulated deficit	(1,460,227)	(1,472,124)
Accumulated other comprehensive loss	(18,135)	(16,391)
Total stockholders’ equity	52,051	7,494
Total liabilities and stockholders’ equity	$1,890,421	$1,886,305
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenues:
Subscription:
Term-based license	$110,420	$109,282
Term-based support	56,057	47,582
Software-as-a-service	100,550	72,445
Total subscription	267,027	229,309
Perpetual license	8,695	7,335
Perpetual support	25,475	31,439
Other services	12,934	13,895
Total revenues	314,131	281,978
Cost of revenues:
Term-based license	4,243	2,242
Software-as-a-service	29,652	25,972
Perpetual license	171	245
Customer support	14,699	14,207
Other services	8,844	8,111
Total cost of revenues	57,609	50,777
Gross margin	256,522	231,201
Operating expenses:
Sales and marketing	139,795	122,479
Research and development	39,542	40,062
General and administrative	46,751	41,270
Depreciation and amortization	2,319	2,607
Restructuring	2,396	237
Change in contingent consideration	—	(545)
Total operating expenses	230,803	206,110
Income from operations	25,719	25,091
Interest income	7,687	2,009
Interest expense	(1,473)	(278)
Other income, net	269	61
Income before income taxes	32,202	26,883
Income tax expense	11,063	3,387
Net income	$21,139	$23,496
Net income per common share:
Basic	$0.51	$0.53
Diluted	$0.50	$0.52
Weighted average common shares outstanding:
Basic	41,345	44,326
Diluted	41,869	45,283
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net income	$21,139	$23,496
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,744)	986
Comprehensive income	$19,395	$24,482

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2026	41,255	$412	$1,495,597	$(1,472,124)	$(16,391)	$7,494
Stock-based compensation			35,290			35,290
Share issuance related to stock-based compensation	273	3				3
Repurchase of common stock	(98)	(1)	(888)	(9,242)		(10,131)
Net income				21,139		21,139
Other comprehensive loss					(1,744)	(1,744)
Balance as of June 30, 2026	41,430	$414	$1,529,999	$(1,460,227)	$(18,135)	$52,051

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2025	44,104	$441	$1,474,377	$(1,134,063)	$(15,633)	$325,122
Stock-based compensation			30,180			30,180
Share issuance related to stock-based compensation	487	5				5
Repurchase of common stock	(82)	(1)	(740)	(14,309)		(15,050)
Net income				23,496		23,496
Other comprehensive income					986	986
Balance as of June 30, 2025	44,509	$445	$1,503,817	$(1,124,876)	$(14,647)	$364,739

See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$21,139	$23,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,319	2,607
Amortization of debt issuance costs	1,164	85
Amortization of deferred commissions costs	14,582	10,989
Noncash stock-based compensation	35,290	30,180
Noncash operating lease expense	1,916	1,636
Noncash change in fair value of contingent consideration	—	(545)
Noncash adjustment on headquarters sale leaseback	—	495
Deferred income taxes	2,962	3,908
Other	(182)	(61)
Changes in operating assets and liabilities:
Trade accounts receivable, net	58,714	3,748
Other current assets and Other assets	(23,190)	2,378
Deferred commissions cost	(21,299)	(15,072)
Accounts payable	(506)	(320)
Accrued liabilities	(26,281)	(47,260)
Operating lease liabilities	(1,889)	(1,908)
Deferred revenue	(12,308)	17,440
Other liabilities	(761)	(115)
Net cash provided by operating activities	51,670	31,681
Cash flows from investing activities
Purchase of property and equipment	(569)	(1,879)
Purchase of investments	(7,895)	(6,144)
Proceeds from sale of headquarters, net	—	34,849
Net cash provided by (used in) investing activities	(8,464)	26,826
Cash flows from financing activities
Repurchase of common stock	(10,131)	(15,050)
Payment of debt issuance costs	—	(1,846)
Other	(75)	(12)
Net cash used in financing activities	(10,206)	(16,908)
Effects of exchange rate — changes in cash	(3,150)	19,532
Net increase in cash and cash equivalents	29,850	61,131
Cash and cash equivalents at beginning of period	899,987	302,103
Cash and cash equivalents at end of period	$929,837	$363,234

Supplemental disclosures of noncash activities
Operating lease liabilities arising from obtaining right-of-use assets	$932	$20,252
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited
(In thousands, except per share data)

1.    Basis of Presentation
Commvault Systems, Inc. and its subsidiaries ("Commvault," "we," "us," "our," or the "Company") is a provider of cyber resiliency solutions designed to help the enterprise protect, secure, and recover their data, applications, and identity systems in a world of increasing cyber threats and attacks. Commvault’s offerings provide cyber resilience, including data protection, cyber recovery, data security, and governance, aiming to enable customers' continuous business. Our offerings are delivered through self-managed software, software-as-a-service ("SaaS"), integrated appliances, or managed by partners. Customers use our Commvault Cloud platform to help protect themselves from threats like ransomware and recover their data efficiently.
The consolidated financial statements of Commvault as of June 30, 2026 and for the three months ended June 30, 2026 and 2025 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The amounts of assets and liabilities reported in our consolidated balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, income taxes and related reserves, deferred commissions, goodwill, and purchased intangible assets. Actual results could differ from those estimates.
Reclassification of Prior Year Balances
Certain prior year amounts have been reclassified for consistency with the current year presentation. Beginning in fiscal 2027, Customer support revenue has been further disaggregated between support associated with term-based software license arrangements ("Term-based support") and support associated with perpetual software license arrangements ("Perpetual support"). This reclassification has no impact on the amount of total revenues or net income.
In addition, amortization of debt issuance costs, which was previously included within depreciation and amortization on the Consolidated Statements of Cash Flows, is now presented separately, and the noncash change in fair value of equity securities, which was previously presented separately, is now included within other as an adjustment to reconcile net income to net cash provided by operating activities. These reclassifications have no impact on the amount of cash flows from operating activities.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

2.    Summary of Significant Accounting Policies
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 that have had a material effect on our consolidated financial statements.
Recently Adopted and Recently Issued Accounting Standards
There were no recently adopted accounting standards that had a material effect on our consolidated financial statements and accompanying disclosures. The table below outlines recently issued accounting standards not yet adopted that could have an impact to the consolidated financial statements upon adoption.

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements (or Other Significant Matters)
Accounting Standards Update No. 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses	In November 2024, the Financial Accounting Standards Board issued a new standard to improve income statement expense disclosures. The standard requires greater disaggregated information on certain expense captions, as well as disclosures about selling expenses.	This standard will be effective for us for our annual period beginning April 1, 2027 and interim periods beginning April 1, 2028, with early adoption permitted.	We are currently evaluating the impact of this standard on our consolidated financial statements and disclosures.

Concentration of Credit Risk
We grant credit to customers in a wide variety of industries worldwide and generally do not require collateral. Credit losses relating to these customers have historically been minimal.
We rely significantly on our value-added resellers, systems integrators, and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our products and services. Further, we have non-exclusive distribution agreements with certain partners who enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience.
Partner A accounted for approximately 32% and 33% of our total revenues for the three months ended June 30, 2026 and 2025, respectively. In addition, Partner A represented approximately 27% and 29% of our total accounts receivable as of June 30, 2026 and March 31, 2026, respectively.
Partner B accounted for approximately 11% of our total revenues for both the three months ended June 30, 2026 and 2025. In addition, Partner B represented approximately 12% of our total accounts receivable as of June 30, 2026. Total accounts receivable as of March 31, 2026 for Partner B were less than 10%.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

3.    Revenue
We generate revenues through subscription arrangements, which include term-based software licenses, term-based support, and SaaS, as well as perpetual software licenses, perpetual support, and other services.
Term-based License
Term-based license includes revenue from the license portion of time-based subscription arrangements which are deployed on-premise. The revenue from these licenses is typically recognized when the software is delivered or made available for download.
Term-based Support
Term-based support includes revenues associated with support contracts tied to our term-based software products. Term-based support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings. We sell our term-based support contracts as a percentage of net software purchases. Term-based support revenue is recognized ratably over the contract term, which is typically one to three years.
Software-as-a-service ("SaaS")
SaaS includes revenue from time-based subscription arrangements which are delivered through hosted cloud solutions. SaaS revenue is recognized ratably over the contract term, typically one to three years, beginning on the date that the service is made available to the customer. Revenue from usage- or consumption-based arrangements is generally recognized as the services are consumed.
Perpetual License
Perpetual license includes revenue from the sale of perpetual software licenses. Perpetual software license revenue is typically recognized when the software is delivered or made available for download.
Perpetual Support
Perpetual support includes revenues associated with support contracts tied to our perpetual software products. Perpetual support includes software updates on a when-and-if-available basis, telephone support, and integrated web-based support. We sell our perpetual support contracts as a percentage of net software purchases. Perpetual support revenue is recognized ratably over the contract term, which is typically one year.
Other Services
Other services consist primarily of revenue related to professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenues related to other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.
We do not customize our software licenses (both term-based and perpetual) and installation services are not required. Software licenses are delivered before related services are provided and are functional without professional services, updates, or technical support. We have concluded that our software licenses (both term-based and perpetual) are functional intellectual property that is distinct, as the user can benefit from the software on its own. Revenues for both term-based and perpetual licenses are typically recognized when the software is delivered or made available for download as this is the point the user of the software can direct the use of and obtain substantially all the remaining benefits from the functional intellectual property. We do not recognize software revenue related to the renewal of term-based software licenses earlier than the beginning of the new subscription period.
We also offer software that integrates with appliances and address a wide range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. These appliances are almost exclusively sold through a software-only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenues and costs associated with hardware are usually not included in our consolidated financial statements.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Subscription
Term-based software licenses	Upon delivery or made available for download (point in time)	Within 90 days of shipment except for certain subscription licenses which are paid for over time	Residual approach
Term-based support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Software-as-a-service (SaaS)	Ratably over the course of the contract (over time) or as services are consumed for consumption-based arrangements	Annually or at the beginning of the contract period	Observable in transactions without multiple performance obligations
Perpetual License
Perpetual software licenses	Upon delivery or made available for download (point in time)	Within 90 days of shipment	Residual approach
Perpetual Support
Perpetual support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable in renewal transactions
Other Services
Other professional services	As work is performed (over time)	Within 90 days of services being performed	Observable in transactions without multiple performance obligations

Judgments Related to Revenue Recognition
Most of our contracts with customers contain multiple performance obligations. For these contracts, we evaluate and account for individual performance obligations separately if they are determined to be distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses (both term-based and perpetual) are typically estimated using the residual approach. Standalone selling prices for SaaS, customer support contracts (both term-based and perpetual), and other services are typically estimated based on observable transactions when these services are sold on a standalone basis. We recognize revenue net of sales tax.

Disaggregation of Revenues
We disaggregate revenues from contracts with customers by geographical region. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, the Middle East, Africa, Australia, India, and Southeast Asia.

	Three Months Ended June 30,
	2026	2025
Americas	$186,779	$170,928
International	127,352	111,050
Total revenues	$314,131	$281,978

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations
Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses, term-based support, and SaaS), perpetual support, and other services. As of June 30, 2026, our remaining performance obligations (inclusive of deferred revenue) were $1,061,723, of which approximately 58% is expected to be recognized as revenue over the next twelve months and the remainder recognized thereafter.
Remaining performance obligations, excluding deferred revenue, related to subscription arrangements and other services were $263,225 and $31,914, respectively. Remaining performance obligations related to perpetual support were not material. Of these balances, we expect approximately 43% of subscription arrangements and 100% of other services to be recognized as revenue over the next twelve months and the remainder recognized thereafter. We expect approximately 15% of subscription arrangements remaining performance obligations to be recognized as revenue in the second quarter of fiscal 2027. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.
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
In some arrangements we allow customers to pay for term-based licenses over the term of the software license. When a term-based license arrangement contains payment terms that extend beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license and is recognized as interest income over the extended payment period. The total license fee net of the significant financing component is recognized as revenue at the point in time when the software is transferred to the customer. Interest income from significant financing components was not material for the three months ended June 30, 2026 and 2025.
Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables which are anticipated to be invoiced in the next twelve months are included in accounts receivable on the Consolidated Balance Sheets. Long-term unbilled receivables are included in other assets on the Consolidated Balance Sheets. The opening and closing balances of our accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable (Current)	Unbilled Receivable (Long-Term)	Deferred Revenue (Current)	Deferred Revenue (Long-Term)
Opening balance as of March 31, 2026	$283,454	$47,029	$44,809	$484,973	$293,725
Increase/(decrease)	(67,046)	8,131	13,915	(11,229)	(2,574)
Ending balance as of June 30, 2026	$216,408	$55,160	$58,724	$473,744	$291,151
The net decrease in accounts receivable (inclusive of unbilled receivables) is primarily the result of the timing of our billings and cash collections. The decrease in deferred revenue is primarily the result of decreases in perpetual support renewal and other services contracts.
The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $170,160 for the three months ended June 30, 2026. The majority of this revenue consists of SaaS and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

4.    Fair Value Measurements
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
The carrying amounts of our cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the composition of our financial assets measured at fair value as of June 30, 2026 and March 31, 2026:

June 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$555,369	$—	$—	$555,369

March 31, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$540,146	$—	$—	$540,146
Assets and Liabilities Not Carried at Fair Value
Fair Value of the Convertible Senior Notes
The 0% convertible senior notes due 2030 (the "Notes") are carried at amortized cost. As of June 30, 2026, the estimated fair value of the Notes was $849,861. The fair value was determined based on the quoted mid-market trading price per $1,000 of face value of the Notes as of the last trading day of the period. The Company considers the fair value of the Notes to be a Level 2 measurement because the valuation is based on observable market data, including broker quoted prices; however, the Notes are not actively traded. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.
Private Equity Fund Investments
We held equity interests in private equity funds of $10,002 as of June 30, 2026, which are accounted for under the net asset value ("NAV") practical expedient as permitted under Accounting Standards Codification ("ASC") 820, Fair Value Measurement. Investments measured using the NAV practical expedient are not classified within the fair value hierarchy. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the Consolidated Statements of Operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $619 as of June 30, 2026.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Strategic Investments
As of June 30, 2026, we held an equity interest in a private company with a carrying value of $13,471, consisting of multiple classes of shares subject to different accounting treatment. Of the total investment, a carrying value of $11,126 is accounted for under the measurement alternative in accordance with ASC 321, Investments—Equity Securities, and is carried at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no observable price changes during the three months ended June 30, 2026.
The remainder of the investment, with a carrying value of $2,345, is accounted for under the equity method in accordance with ASC 323 Investments—Equity Method and Joint Ventures. The carrying amount is adjusted each reporting period to reflect our proportionate share of the investees' earnings or losses, distributions received, and any impairment losses. Our share of the investees' earnings or losses is recorded through the Consolidated Statements of Operations as non-operating income or expense.
We evaluate strategic investments for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment is identified and the decline in value is determined to be other than temporary, an impairment loss is recognized in earnings. No impairments have been identified during the periods presented.

5.    Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the vesting of restricted stock units ("RSUs"), performance stock units ("PSUs"), common shares to be purchased under the Employee Stock Purchase Plan ("ESPP"), and, if dilutive, the conversion spread on the Notes. The dilutive effect of RSUs, PSUs, and ESPP purchases is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of the Notes is calculated using the if-converted method. See Note 12 of the Notes to Consolidated Financial Statements for further details of the Notes.
The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended June 30,
	2026	2025
Net income	$21,139	$23,496
Basic net income per common share:
Basic weighted average shares outstanding	41,345	44,326
Basic net income per common share	$0.51	$0.53
Diluted net income per common share:
Basic weighted average shares outstanding	41,345	44,326
Dilutive effect of potential common shares	524	957
Diluted weighted average shares outstanding	41,869	45,283
Diluted net income per common share	$0.50	$0.52

Diluted weighted average shares outstanding excludes RSUs, PSUs, and common shares to be purchased under the ESPP totaling 370 and 157 for the three months ended June 30, 2026 and 2025, respectively, because the effect of including them would have been anti-dilutive. In addition, the Notes were excluded from diluted net income per share as their inclusion would have been anti-dilutive.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Commitments and Contingencies
The Company and certain current and former officers are named as defendants in actions filed by shareholders in May 2026 and June 2026 in the United States District Court for the District of New Jersey. The actions allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5. The actions seek declarations of the actions as class actions, unspecified monetary relief, and costs and fees.
In May 2026, a shareholder derivative action was filed in the same court against certain officers and directors of the Company. The complaint alleges claims of breach of fiduciary duty and violations of Section 14(a) of the Exchange Act on behalf of the Company, and seeks equitable relief, unspecified monetary damages payable to the Company, and costs and fees.
Based on the preliminary nature of these proceedings, the outcome remains uncertain and the Company cannot estimate the potential impact, if any, on its results of operations, financial condition, or cash flows. The Company has not recorded an accrual related to these proceedings as of June 30, 2026.

Strategic Pricing and Packaging Initiative
During the three months ended June 30, 2026, we recorded an expense of $6,500, representing our current best estimate of amounts payable under a performance-based arrangement related to a strategic pricing and packaging initiative. The arrangement also includes provisions for potential additional contingent fees of up to $3,000 upon the achievement of specified future performance outcomes, for which no liability has been recorded as of June 30, 2026. The ultimate amount payable under the arrangement may differ from our current estimate and will depend on the achievement of the remaining performance outcomes and other factors contemplated by the arrangement.
7.    Capitalization
On April 15, 2026, our board of directors (the "Board") approved recommitting our existing share repurchase program so that $250,000 was available. The share repurchase program has no expiration date. For the three months ended June 30, 2026, we repurchased $10,131 of our common stock, or approximately 98 shares. The remaining amount available under the share repurchase program as of June 30, 2026 was $239,870.
8.    Stock Plans
We maintain the 2016 Omnibus Incentive Plan (the "2016 Plan"), which authorizes the grant of various equity-based and cash-based awards. During the periods presented, awards granted under the 2016 Plan consisted of RSUs and PSUs. We also maintain the ESPP, under which eligible employees may purchase shares of our common stock through payroll deductions at a discount to market value, subject to statutory and plan limits.
Restricted Stock Units
RSUs generally vest over service periods of up to three years. The fair value of RSUs is measured based on the market price of our common stock on the date of grant and compensation expense is recognized on a straight-line basis over the requisite service period.
Performance Stock Units
PSUs generally vest over service periods of up to three years and are subject to the achievement of specified performance or market-based conditions. Performance-based PSUs are earned based on the achievement of predetermined performance objectives, while market-based PSUs are earned based on our total shareholder return relative to a designated market index over the performance period. Depending on actual performance, the number of shares ultimately earned may range from 0% to 300% of target for both performance or market based PSUs.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The fair value of performance-based PSUs is measured based on the market price of our common stock on the date of grant. The fair value of market-based PSUs is measured using a Monte Carlo simulation model, which incorporates assumptions as to the expected life of awards, a risk-free interest rate, stock price volatility, and dividend yield.
Compensation expense for PSUs is recognized using the accelerated method over the requisite service period. For performance-based PSUs, compensation expense reflects management's estimate of the number of awards expected to vest and is adjusted as necessary until achievement of the performance conditions is determined. Compensation expense for market-based PSUs is recognized based on the grant-date fair value of the target award and is not adjusted for estimated or actual achievement of the market conditions.
Employee Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. The fair value of ESPP awards, including discount and look-back features, is measured using the Black-Scholes option pricing model, which also incorporates assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. Compensation expense for the ESPP is recognized on a straight-line basis over the applicable offering period.

Stock-based Compensation Expense
The following table presents the stock-based compensation expense recognized in our Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025. Stock-based compensation is attributable to RSUs, PSUs, and the ESPP.

	Three Months Ended June 30,
	2026	2025
Cost of revenues	$1,403	$1,249
Sales and marketing	14,168	12,586
Research and development	8,284	7,070
General and administrative	10,870	9,200
Restructuring	565	75
Stock-based compensation expense	$35,290	$30,180
As of June 30, 2026, there was $214,928 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.28 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
The following table presents RSU and PSU activity for the three months ended June 30, 2026.

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2026	1,742	$133.22
Granted	679	119.82
Vested	(273)	127.45
Forfeited	(52)	203.74
Outstanding as of June 30, 2026	2,096	$127.81

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The weighted-average fair value of shares granted was $119.82 and $185.21 per unit during the three months ended June 30, 2026 and 2025, respectively. The fair value of awards includes awards with performance and market conditions.
There were no purchases under the ESPP during the three months ended June 30, 2026 or 2025.

9.    Income Taxes
Our effective tax rate ("ETR") was 34.4% and 12.6% for the three months ended June 30, 2026 and 2025, respectively. The increase in ETR as of June 30, 2026 compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries, as well as changes in the tax impact of stock-based compensation.

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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue by geographic area:

	Three Months Ended June 30,
	2026	2025
United States	$171,272	$156,899
Other	142,859	125,079
Total revenues	$314,131	$281,978
No individual country other than the United States accounted for 10% or more of revenues for the three months ended June 30, 2026 and 2025. Revenue included in the "Other" caption above primarily relates to our operations in Europe, Australia, Canada, and Asia.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

11.    Restructuring
We initiated a restructuring plan in the first quarter of fiscal 2026 ("Plan A") which was completed in the fourth quarter of fiscal 2026. It was intended to optimize our Business Technology organization. The objective of this plan was to realign the workforce, invest in emerging capabilities, modernize the technology landscape, and streamline operations to operate with greater agility and customer focus. There were no charges incurred for the three months ended June 30, 2026 related to Plan A. For the three months ended June 30, 2025, restructuring charges related to this plan were composed of the following:

Three Months Ended June 30, 2025
Employee severance and related costs	$162
Stock-based compensation	75
Total restructuring charges	$237

We initiated a restructuring plan in the third quarter of fiscal 2026 ("Plan B") intended to optimize our cost structure, improve organizational agility, and better align resources with strategic priorities. These restructuring activities encompass workforce reductions, office lease closures, and exit of operations in certain jurisdictions. As of June 30, 2026, the majority of these costs have been incurred and the remaining activities are anticipated to be completed in fiscal 2027. For the three months ended June 30, 2026, restructuring charges related to Plan B were composed of the following:

Three Months Ended June 30, 2026
Employee severance and related costs	$1,185
Stock-based compensation	565
Other costs	646
Total restructuring charges	$2,396

Restructuring Accrual
The accrual activity related to our restructuring plans for the three months ended June 30, 2026 was as follows:

	Plan A	Plan B	Total
Balance as of March 31, 2026	$33	$4,667	$4,700
Employee severance and related costs	—	1,185	1,185
Payments	(24)	(3,223)	(3,247)
Balance as of June 30, 2026	$9	$2,629	$2,638

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

12.    Debt
Convertible Senior Notes
On September 5, 2025, we issued $900,000 aggregate principal amount of the Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $115,000 aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated September 5, 2025 (the "Indenture"), between Commvault and U.S. Bank Trust Company, National Association, as trustee. The Notes are senior, unsecured obligations and do not bear regular interest; however, special interest and additional interest, if any, may accrue on the Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture. The Notes mature on September 15, 2030, unless earlier converted, redeemed, or repurchased. The total net proceeds from the offering, after deducting debt issuance costs, was $878,447.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The net carrying amount of the Notes was as follows:

June 30, 2026
Principal amount	$900,000
Unamortized debt issuance costs	(18,074)
Net carrying amount	$881,926
Amortization of debt issuance costs incurred related to the Notes for the three months ended June 30, 2026 was $1,063. The debt issuance costs are being amortized into interest expense on the Consolidated Statements of Operations over the term of the Notes at an effective interest rate of 0.48%.
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
Revolving Credit Facility
We maintain a $300,000 senior secured revolving credit facility that expires in April 2030 (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of June 30, 2026, there were no borrowings under the Credit Facility and we were in compliance with all covenants.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

We have deferred the expense related to debt issuance costs associated with the Credit Facility, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of June 30, 2026 were $1,551. The amortization of debt issuance costs and interest expense related to the Credit Facility incurred for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025
Amortization of debt issuance costs	$101	$85
Interest expense	265	168
Total charges	$366	$253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as such risks and uncertainties may be updated from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Commvault Systems, Inc. ("Commvault") is a provider of cyber resiliency solutions designed to help the enterprise protect, secure, and recover their data, applications, and identity systems in a world of increasing cyber threats and attacks. Commvault’s offerings provide cyber resilience, including data protection, cyber recovery, data security, and governance, aiming to enable customers' continuous business.
Industry
Our industry continues to be reshaped by accelerating data growth, increasingly sophisticated cyberattacks, the rapid adoption of artificial intelligence ("AI"), and the expansion of hybrid, multi-cloud, cloud-native, and software-as-a-service ("SaaS") environments. Customers increasingly require a cyber resilience platform that brings together data security, identity resilience, real-time governance, threat detection, and verified clean recovery for structured and unstructured data, cloud-native applications, and AI workloads. Commvault Cloud is designed to help organizations secure, govern, and recover data and workloads anywhere to anywhere, while supporting compliance and operational resilience at scale.
Sources of Revenues
We generate revenues through subscription arrangements, which include term-based licenses, term-based support, and SaaS, as well as perpetual licenses, perpetual support, and other services. A significant portion of our revenues comes from subscription arrangements. These arrangements are economically and contractually similar, as customers generally receive access to our software for a specified term under binding agreements. We are focused on these types of recurring revenue arrangements.
We expect our subscription arrangements will continue to generate revenues from the renewals of term-based licenses, term-based support, and SaaS offerings sold in prior years. Any of our pricing models (capacity, instance-based, consumption, etc.) can be sold either through term-based licensing or cloud-based SaaS offerings. In term-based license arrangements, software revenue is generally recognized when the software is delivered or made available for download. Term-based support revenue and revenue related to our SaaS offerings are generally recognized ratably over the contract period or, in consumption arrangements, as the solutions are consumed.
Our term-based support and perpetual support revenues include support services for term‑based license customers and support contracts for perpetual license customers, respectively. These support offerings include software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings. We sell our customer support contracts as a percentage of net software purchases. Support revenue is recognized ratably over the term of the support agreement, which is typically one to three years for term-based support and one year for perpetual support.
Our other services revenue consists primarily of professional service offerings, including consultation, assessment and design, installation services, and customer education. Revenues related to other services can vary period over period based on the timing services are delivered and are typically recognized as the services are performed.

We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, original equipment manufacturers, and marketplaces. Revenues generated through indirect distribution channels accounted for approximately 90% of our total revenues in both the three months ended June 30, 2026 and 2025. Revenue generated through direct distribution channels accounted for approximately 10% of our total revenues in both the three months ended June 30, 2026 and 2025. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of revenues generated through our distribution channels from time to time. We believe that the growth of our revenues, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenues to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have non-exclusive distribution agreements with certain partners who enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. For the three months ended June 30, 2026 and 2025, Partner A accounted for approximately 32% and 33% of our total revenues, respectively. Separately, Partner B accounted for approximately 11% of our total revenues for both the three months ended June 30, 2026 and 2025. If any of these partners were to discontinue or materially reduce their sales of our solutions, terminate their agreements with us, or experience operational or financial difficulties, and if we were unable to effectively replace them or assume management of the affected distribution activities, our business, revenues, and results of operations could be materially adversely affected.
We also sell our solutions through cloud-based marketplace offerings operated by third-party platform providers. Revenue from marketplace transactions are typically recorded on a gross basis, and amounts paid to the marketplace providers are capitalized as contract costs and amortized over the term of the related arrangement. Amortization of capitalized marketplace costs was $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. Transactions through third‑party cloud marketplace providers represented approximately 10% of our total revenues for the three months ended June 30, 2026 and less than 10% of our total revenues for the three months ended June 30, 2025. These transactions include sales to both new and existing customers and may include new purchases, renewals, expansions for existing customers, and subscriptions for both on‑premise and SaaS offerings.
For additional information on how we recognize revenue, see Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Key Performance Indicators ($ in millions)
We monitor the following key performance indicators to help evaluate the state of our business. We believe the below metrics are material to investors to understand the growth and performance of our business, as they help normalize certain variable factors. Metrics such as Subscription Annualized Recurring Revenue ("Subscription ARR"), SaaS ARR, and Subscription Net Dollar Retention Rate ("Subscription NRR") provide a consistent view of our recurring revenue profile. Subscription ARR and SaaS ARR exclude non-recurring elements and reflect the annualized value of active contracts, while Subscription NRR measures net expansion within our existing Subscription customer base. Together, we believe these metrics offer meaningful insight into the health and trajectory of our recurring revenue streams. Total ARR, which also included the annualized maintenance contract on perpetual licenses, is no longer disclosed.

Subscription ARR
Subscription ARR represents the annualized value of all active contracts as of the end of a reporting period attributable to term‑based licenses, maintenance and support services associated with term license arrangements, SaaS subscriptions, and consumption‑based arrangements, calculated by dividing the total active contract value by the number of days in the contract term and multiplying the result by 365. For consumption-based arrangements on a pay as you go model without a fixed commitment, the applicable ARR is calculated by annualizing the revenue contractually expected to be received in a given month based on actual monthly usage from a prior month. We believe Subscription ARR provides useful insight into the growth of our subscription-based offerings and reflects both new customer acquisition and expansion within our existing customer base. As our most strategically significant and rapidly expanding revenue streams, our subscription arrangements are central to our long-term growth strategy and operational focus.

	June 30,
	2026	2025
Subscription ARR	$1,054.3	$867.3
% Growth	22%	32%
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

	June 30,
	2026	2025
SaaS ARR	$424.3	$306.9
% Growth	38%	63%
Subscription NRR
Subscription NRR includes all contracts attributable to term-based licenses, maintenance and support services associated with term license arrangements, SaaS subscriptions, and consumption-based arrangements. Subscription NRR is calculated as the percentage of Subscription ARR retained from existing customers at the start of an annual period after accounting for expansion revenue, churn, and downgrades, measured on an annualized basis using the trailing four quarter average. Acquired Subscription ARR is excluded until the acquisition is fully integrated, which we generally expect to occur twelve months from the close date. We believe our Subscription NRR offers valuable insight into the year-over-year expansion of our existing customer base, reflecting both increased utilization of current products and services as well as the adoption of additional offerings.

	June 30,
	2026	2025
Subscription NRR	114%	114%
These metrics are non-GAAP measures and do not have standardized definitions under GAAP. As such, they may not be comparable to similarly titled measures used by other companies and should be considered as a supplement to, and not as a substitute for, financial information prepared in accordance with GAAP. Management uses these metrics to assess the health of our recurring revenue base and to inform strategic decision-making. These metrics should be viewed independently of GAAP revenue, deferred revenue, and unbilled revenue and are not intended to be combined with or to replace those items.

Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 45% and 44% of our total revenues for the three months ended June 30, 2026 and 2025, respectively. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions generally results in increased revenues, operating expenses, and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses, and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended June 30, 2025, our total revenues would have been lower by $2.4 million, our cost of revenues would have been lower by $0.1 million, and our operating expenses would have been higher by $0.9 million from non-U.S. operations for the three months ended June 30, 2026.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables, and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction gains of approximately $0.1 million and losses of approximately $1.2 million for the three months ended June 30, 2026 and 2025, respectively.

Critical Accounting Policies
In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we are required to make estimates and judgments that affect the amounts reported therein. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable and appropriate. Actual results may differ significantly from these estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows may be affected.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
There have been no significant changes in our critical accounting policies during the three months ended June 30, 2026 as compared to the critical accounting policies and estimates disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Revenues ($ in millions)

	Three Months Ended June 30,
	2026	2025	% Change
Subscription:
Term-based license	$110.4	$109.3	1%
Term-based support	56.1	47.6	18%
SaaS	100.6	72.4	39%
Total subscription	267.0	229.3	16%
Perpetual license	8.7	7.3	19%
Perpetual support	25.5	31.4	(19)%
Other services	12.9	13.9	(7)%
Total revenues	$314.1	$282.0	11%

Total revenues increased $32.2 million, or 11%, for the three months ended June 30, 2026, primarily driven by continued growth in subscription revenue, including term-based license, term-based support and SaaS offerings. Total subscription revenue increased $37.7 million, or 16%, and represented 85% of total revenue compared to 81% in the prior-year period, reflecting continued customer adoption of our subscription-based offerings.
SaaS revenue increased 39% year over year, driven by growth from both new and existing customers. Term-based support revenue increased 18% year over year, reflecting the maintenance and related support components of active term-based license contracts.
Term-based license revenue was relatively consistent with the prior-year period, increasing 1% year over year. Growth was led by a 13% increase in transactions less than $0.1 million, partially offset by a 2% decline in transactions greater than $0.1 million. Term-based license revenue may fluctuate from period to period based on renewal timing, contract duration, and seasonal purchasing patterns across our global markets. These increases were partially offset by a $6.0 million decrease in perpetual support revenue, consistent with our continued transition towards subscription-based offerings.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, the Middle East, Africa, Australia, India, and Southeast Asia. Americas and International represented 59% and 41% of our total revenues, respectively, for the three months ended June 30, 2026. Total revenues increased 9% and 15% year over year in the Americas and International regions, respectively.
The increase in Americas total revenues was primarily driven by 39% growth in SaaS revenue and 14% growth in term-based support revenue, reflecting continued growth in subscription-based offerings. These increases were partially offset by declines in perpetual support revenue and term-based license revenue.
The increase in International revenues was primarily driven by 38% growth in SaaS revenue, 26% growth in term-based support, and 7% growth in term-based license revenue. These increases were partially offset by a decrease in perpetual support revenue.
Our International revenues are subject to changes in foreign exchange rates as further discussed in the "Foreign Currency Exchange Rates' Impact on Results of Operations."

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended June 30,
	2026		2025
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Term-based license	$4.2	96%	$2.2	98%
SaaS	29.7	71%	26.0	64%
Perpetual license	0.2	98%	0.2	97%
Customer support	14.7	82%	14.2	82%
Other services	8.8	32%	8.1	42%
Total cost of revenues	$57.6	82%	$50.8	82%

Total cost of revenues increased $6.8 million for the three months ended June 30, 2026, primarily due to increased infrastructure costs associated with the continued expansion of our SaaS offerings and, to a lesser extent, higher costs related to royalties tied to certain term-based license revenue. As a result, total gross margin was $256.5 million, or 81.7%, for the three months ended June 30, 2026.
Cost of SaaS revenue increased $3.7 million for the three months ended June 30, 2026, primarily due to higher infrastructure costs to support growth in our SaaS offerings. SaaS gross margin increased to 70.5% from 64.1% in the prior-year period, reflecting infrastructure and product optimization initiatives and improved economics under strategic agreements with our hyperscale cloud partners. As our SaaS business continues to represent a larger percentage of total revenue, changes in hosting cost, utilization, and operating efficiencies may have a meaningful impact on consolidated gross margin.

Operating Expenses ($ in millions)

	Three Months Ended June 30,
	2026	2025	% Change
Sales and marketing	$139.8	$122.5	14%
Percentage of revenues	45%	43%
Research and development	$39.5	$40.1	(1)%
Percentage of revenues	13%	14%
General and administrative	$46.8	$41.3	13%
Percentage of revenues	15%	15%
–Sales and marketing expenses increased $17.3 million, or 14%, primarily driven by a $17.5 million increase in employee compensation and related expenses, including higher sales commissions, bonuses, and payroll taxes associated with increased headcount and higher revenue levels. Sales and marketing expenses also increased $1.6 million due to higher stock-based compensation. These increases were partially offset by a $2.0 million decrease related to the timing of certain in‑person events and travel.
–Research and development expenses decreased $0.5 million, or 1%, driven by a $1.8 million decrease in employee compensation and related expenses, partially offset by $1.2 million in higher stock-based compensation.
–General and administrative expenses increased $5.5 million, or 13%, reflecting a $5.2 million increase in third-party consultants, primarily related to a strategic pricing and packaging initiative. In addition, employee compensation and related expenses increased $2.0 million, inclusive of $1.7 million in higher stock-based compensation. These increases were partially offset by a favorable year-over-year change in foreign currency impacts, as the prior-year period included a $1.2 million foreign currency transaction loss compared to a $0.1 million gain in the current period.
–Restructuring expenses were $2.4 million for the three months ended June 30, 2026. These charges relate to our restructuring plan initiated in the third quarter of fiscal 2026 and consist primarily of severance and associated costs from headcount reductions. These charges also include $0.6 million of stock-based compensation resulting from modifications to existing awards granted to certain employees. As of June 30, 2026, the majority of costs associated with this plan have been incurred and the remaining activities are anticipated to be completed in fiscal 2027. Restructuring expenses were $0.2 million for the three months ended June 30, 2025 related to a completed plan.

Interest Income
Interest income was $7.7 million in the three months ended June 30, 2026 compared to $2.0 million in the three months ended June 30, 2025. The increase was primarily driven by investments in money market funds beginning in the third quarter of fiscal 2026.

Income Tax Expense
Our effective tax rate ("ETR") was 34.4% and 12.6% for the three months ended June 30, 2026 and 2025, respectively. The increase in ETR as of June 30, 2026 compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries, as well as changes in the tax impact of stock-based compensation.

Liquidity and Capital Resources
As of June 30, 2026, our cash and cash equivalents balance was $929.8 million, of which approximately $323.6 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes. Our cash and cash equivalents consisted of cash deposits and money market funds, which are highly liquid and are intended to support our operating, investing and financing needs.
We maintain a $300.0 million senior secured revolving credit facility that expires in April 2030 (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit, and is subject to financial maintenance covenants and other customary terms and conditions. As of June 30, 2026, there were no borrowings under the Credit Facility and we were in compliance with all covenants. See Note 12 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details of the Credit Facility.
We had $900.0 million aggregate principal amount of senior, unsecured convertible notes (the "Notes") outstanding as of June 30, 2026. The Notes do not bear regular interest; however, special interest and additional interest, if any, may accrue on the Notes upon the occurrence of certain events as described in the Indenture. The Notes mature on September 15, 2030, unless earlier converted, redeemed, or repurchased. There are no required principal payments on the Notes prior to their maturity. Upon conversion, consideration due will consist of cash, up to the principal amount of the Notes to be converted, and, for any conversion value in excess of principal, cash or shares of our common stock, at our election. See Note 12 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details of the Notes.
On April 15, 2026, the Board approved recommitting the existing share repurchase program so that $250.0 million was available. For the three months ended June 30, 2026, we repurchased $10.1 million of our common stock. The remaining amount available under the share repurchase program as of June 30, 2026 was $239.9 million.
Our summarized cash flow information is as follows (in millions):

	Three Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$51.7	$31.7
Net cash provided by (used in) investing activities	(8.5)	26.8
Net cash used in financing activities	(10.2)	(16.9)
Effects of exchange rate - changes in cash	(3.2)	19.5
Net increase in cash and cash equivalents	$29.8	$61.1

–Net cash provided by operating activities was driven by net income adjusted for non-cash charges and a decrease in accounts receivable, partially offset by a decrease in accrued liabilities. Cash from operating activities can fluctuate period‑to‑period, including when customer payments are received and when certain expenses are paid. These working capital impacts are primarily timing‑based and reflect the normal course of our business operations. Management considers operating cash flow trends over multiple periods, as quarterly results may reflect normal variability in billing and collection cycles.
–Net cash used in investing activities was the result of $7.9 million for the purchase of investments and $0.6 million of capital expenditures.
–Net cash used in financing activities was primarily the result of $10.1 million of repurchases of our common stock.
Working capital increased $18.6 million from $628.3 million as of March 31, 2026 to $646.9 million as of June 30, 2026. The net increase in working capital was primarily the result of decreases in accrued liabilities and the current portion of deferred revenue partially offset by a decrease in accounts receivable.

Our primary cash needs over the next twelve months and longer term include working capital requirements, income taxes, capital expenditures, potential stock repurchases, and the potential cash portion of consideration upon conversion or at maturity of the Notes. We have discretion to settle conversion consideration above principal in cash, stock, or a combination; the timing and amount of any related cash outflows will depend on our stock price, conversion activity, and our financing strategy. We believe our existing cash and cash flows from operations are sufficient to meet these cash requirements for at least the next twelve months.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the impact of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 45% of our sales were outside the United States for the three months ended June 30, 2026. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, British pound sterling, the Australian dollar, Canadian dollar, Indian rupee, Korean won, and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
Transaction Exposure
Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts. Foreign currency transaction gains and losses are recorded in general and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction gains of approximately $0.1 million and losses of approximately $1.2 million for the three months ended June 30, 2026 and 2025, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2027 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. Except as discussed in Note 6 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we do not believe that we are currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, operating results, or financial condition.
The information required by this item is incorporated herein by reference to Note 6, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which are incorporated herein by reference, and could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial condition, or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment. There have been no material changes from the risk factors set forth in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 15, 2026, the Board approved recommitting the existing share repurchase program so that $250.0 million was available. During the three months ended June 30, 2026, we repurchased $10.1 million of common stock, or approximately 0.1 million shares, under our share repurchase program. As of June 30, 2026, the remaining amount available under the share repurchase program was $239.9 million. The following table summarizes our repurchases of common stock for the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$250,000
May 1, 2026 - May 31, 2026	97,840	$103.54	97,840	$239,870
June 1, 2026 - June 30, 2026	—	$—	—	$239,870
Three months ended June 30, 2026	97,840	$103.54	97,840

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
During the three months ended June 30, 2026, no directors or officers of the Company adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1" trading arrangement as each term is defined in Item 408 of Regulation S-K.

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

Commvault Systems, Inc.

Date:	July 29, 2026	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2026	By:	/s/ Gary Merrill
Gary Merrill
Chief Financial Officer
(Principal Financial Officer)