Form 10-Q
period 2026-09-30
COMMVAULT SYSTEMS INC
filed 2026-10-28
CIK 1169561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 26, 2026, there were 40,912,591 shares of the registrant’s common stock, $0.01 par value, outstanding.
1

COMMVAULT SYSTEMS, INC.
FORM 10-Q

2

Commvault Systems, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$897,250	$899,987
Trade accounts receivable, net	280,575	330,483
Other current assets	62,295	56,040
Total current assets	1,240,120	1,286,510
Deferred tax assets, net	145,975	153,766
Property and equipment, net	13,479	9,750
Operating lease assets	35,956	34,920
Deferred commissions cost	113,437	103,892
Intangible assets, net	17,204	19,715
Goodwill	209,168	209,322
Other assets	99,723	68,430
Total assets	$1,875,062	$1,886,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493	$651
Accrued liabilities	159,107	165,583
Current portion of operating lease liabilities	7,443	6,963
Deferred revenue	472,746	484,973
Total current liabilities	639,789	658,170
Convertible notes, net	882,989	880,863
Deferred revenue, less current portion	291,114	293,725
Deferred tax liabilities	1,134	1,565
Long-term operating lease liabilities	30,937	29,675
Other liabilities	16,565	14,813
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value: 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000 shares authorized, 40,892 shares and 41,255 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	409	412
Additional paid-in capital	1,564,238	1,495,597
Accumulated deficit	(1,532,975)	(1,472,124)
Accumulated other comprehensive loss	(19,138)	(16,391)
Total stockholders’ equity	12,534	7,494
Total liabilities and stockholders’ equity	$1,875,062	$1,886,305
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Subscription:
Term-based license	$105,002	$92,647	$215,422	$201,929
Term-based support	57,307	49,686	113,364	97,268
Software-as-a-service	106,203	80,018	206,753	152,463
Total subscription	268,512	222,351	535,539	451,660
Perpetual license	7,205	12,073	15,900	19,408
Perpetual support	23,482	30,543	48,957	61,982
Other services	13,190	11,221	26,124	25,116
Total revenues	312,389	276,188	626,520	558,166
Cost of revenues:
Term-based license	3,465	2,414	7,708	4,656
Software-as-a-service	31,812	29,187	61,464	55,159
Perpetual license	228	194	399	439
Customer support	14,347	14,847	29,046	29,054
Other services	9,018	8,402	17,862	16,513
Total cost of revenues	58,870	55,044	116,479	105,821
Gross margin	253,519	221,144	510,041	452,345
Operating expenses:
Sales and marketing	135,529	122,240	275,324	244,719
Research and development	42,292	39,859	81,834	79,921
General and administrative	42,211	42,553	88,962	83,823
Depreciation and amortization	2,786	2,572	5,105	5,179
Restructuring	324	1,429	2,720	1,666
Change in contingent consideration	—	—	—	(545)
Total operating expenses	223,142	208,653	453,945	414,763
Income from operations	30,377	12,491	56,096	37,582
Interest income	8,439	3,087	16,126	5,096
Interest expense	(1,482)	(637)	(2,955)	(915)
Other income, net	1,420	159	1,689	220
Income before income taxes	38,754	15,100	70,956	41,983
Income tax expense	9,643	370	20,706	3,757
Net income	$29,111	$14,730	$50,250	$38,226
Net income per common share:
Basic	$0.71	$0.33	$1.22	$0.86
Diluted	$0.69	$0.33	$1.19	$0.84
Weighted average common shares outstanding:
Basic	41,261	44,406	41,303	44,366
Diluted	42,221	45,195	42,057	45,264
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$29,111	$14,730	$50,250	$38,226
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,003)	(468)	(2,747)	518
Comprehensive income	$28,108	$14,262	$47,503	$38,744
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2026	41,430	$414	$1,529,999	$(1,460,227)	$(18,135)	$52,051
Stock-based compensation			35,780			35,780
Share issuance related to stock-based compensation	270	3	6,584			6,587
Repurchase of common stock	(808)	(8)	(8,125)	(101,859)		(109,992)
Net income				29,111		29,111
Other comprehensive loss					(1,003)	(1,003)
Balance as of September 30, 2026	40,892	$409	$1,564,238	$(1,532,975)	$(19,138)	$12,534

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2026	41,255	$412	$1,495,597	$(1,472,124)	$(16,391)	$7,494
Stock-based compensation			71,070			71,070
Share issuance related to stock-based compensation	543	6	6,584			6,590
Repurchase of common stock	(906)	(9)	(9,013)	(111,101)		(120,123)
Net income				50,250		50,250
Other comprehensive loss					(2,747)	(2,747)
Balance as of September 30, 2026	40,892	$409	$1,564,238	$(1,532,975)	$(19,138)	$12,534
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of June 30, 2025	44,509	$445	$1,503,817	$(1,124,876)	$(14,647)	$364,739
Stock-based compensation			32,224			32,224
Purchase of capped calls, net of tax			(76,087)			(76,087)
Share issuance related to stock-based compensation	279	2	6,974			6,976
Repurchase of common stock	(737)	(7)	(7,199)	(124,448)		(131,654)
Net income				14,730		14,730
Other comprehensive loss					(468)	(468)
Balance as of September 30, 2025	44,051	$440	$1,459,729	$(1,234,594)	$(15,115)	$210,460

	Common Stock		Additional Paid – In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance as of March 31, 2025	44,104	$441	$1,474,377	$(1,134,063)	$(15,633)	$325,122
Stock-based compensation			62,404			62,404
Purchase of capped calls, net of tax			(76,087)			(76,087)
Share issuance related to stock-based compensation	766	7	6,974			6,981
Repurchase of common stock	(819)	(8)	(7,939)	(138,757)		(146,704)
Net income				38,226		38,226
Other comprehensive income					518	518
Balance as of September 30, 2025	44,051	$440	$1,459,729	$(1,234,594)	$(15,115)	$210,460
See accompanying unaudited notes to consolidated financial statements

Commvault Systems, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$50,250	$38,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,105	5,179
Amortization of debt issuance costs	2,330	494
Amortization of deferred commissions costs	30,417	22,210
Noncash stock-based compensation	71,070	62,404
Noncash operating lease expense	3,924	3,410
Noncash change in fair value of contingent consideration	—	(545)
Noncash adjustment on headquarters sale leaseback	—	495
Deferred income taxes	7,206	9,576
Other	(115)	(199)
Changes in operating assets and liabilities:
Trade accounts receivable, net	49,115	24,006
Other current assets and Other assets	(28,471)	(5,903)
Deferred commissions cost	(40,222)	(28,784)
Accounts payable	(165)	(88)
Accrued liabilities	(8,209)	(45,230)
Operating lease liabilities	(3,214)	(3,647)
Deferred revenue	(12,139)	27,953
Other liabilities	(414)	(1,107)
Net cash provided by operating activities	126,468	108,450
Cash flows from investing activities
Purchase of property and equipment	(4,501)	(5,066)
Purchase of investments	(8,039)	(6,626)
Proceeds from sale of headquarters, net	—	34,849
Business combination, net of cash acquired	—	(26,015)
Net cash used in investing activities	(12,540)	(2,858)
Cash flows from financing activities
Repurchase of common stock	(117,872)	(146,073)
Proceeds from stock-based compensation plans	6,585	6,974
Proceeds from issuance of convertible notes	—	900,000
Purchase of capped calls	—	(99,630)
Payment of debt issuance costs	—	(22,242)
Other	(188)	(30)
Net cash provided by (used in) financing activities	(111,475)	638,999
Effect of exchange rate changes on cash and cash equivalents	(5,190)	16,861
Net increase (decrease) in cash and cash equivalents	(2,737)	761,452
Cash and cash equivalents at beginning of period	899,987	302,103
Cash and cash equivalents at end of period	$897,250	$1,063,555

Supplemental disclosures of noncash activities
Operating lease liabilities arising from obtaining right-of-use assets	$5,194	$22,165
Debt issuance costs accrued but not paid, included in accrued liabilities	$—	$984
Share repurchases accrued but not paid, included in accrued liabilities	$1,419	$—
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
The consolidated financial statements of Commvault as of September 30, 2026 and for the three and six months ended September 30, 2026 and 2025 are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire fiscal year.
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
Reclassification of Prior Year Balances
Certain prior year amounts have been reclassified for consistency with the current year presentation. Beginning in fiscal 2027, Customer support revenue has been further disaggregated between support associated with term-based software license arrangements ("Term-based support") and support associated with perpetual software license arrangements ("Perpetual support"). In addition, Term-based support revenue is now presented within Subscription revenue, together with Term-based license and SaaS revenues. These reclassifications have no impact on the amount of total revenues, net income, or the underlying revenue recognition for these arrangements.
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
Recently Adopted and Recently Issued Accounting Standards
There were no recently adopted accounting standards that had a material effect on our consolidated financial statements and accompanying disclosures. The table below outlines recently issued accounting standards not yet adopted that could have an impact on the consolidated financial statements upon adoption.

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
Partner A accounted for approximately 30% and 31% of our total revenues for the three months ended September 30, 2026 and 2025, respectively, and 31% and 32% of our total revenues for the six months ended September 30, 2026 and 2025, respectively. In addition, Partner A represented approximately 19% and 29% of our total accounts receivable as of September 30, 2026 and March 31, 2026, respectively.
Partner B accounted for approximately 12% of our total revenues for both the three and six months ended September 30, 2026 and 2025. In addition, Partner B represented approximately 12% of our total accounts receivable as of September 30, 2026. Total accounts receivable as of March 31, 2026 for Partner B were less than 10%.

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
Term-based Support
Term-based support includes revenues associated with support contracts tied to our term-based software products. Term-based support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support, and other premium support offerings, including enterprise support. We sell our term-based support contracts as a percentage of net software purchases. Term-based support revenue is recognized ratably over the contract term, which is typically one to three years.
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
We also offer software that integrates with appliances and addresses a wide range of business needs and use cases, ranging from support for remote or branch offices with limited IT staff up to large corporate data centers. These appliances are almost exclusively sold through a software-only model in which we sell software to a third party, which assembles an integrated appliance that is sold to end user customers. As a result, the revenues and costs associated with hardware are usually not included in our consolidated financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Americas	$194,103	$168,125	$380,882	$339,053
International	118,286	108,063	245,638	219,113
Total revenues	$312,389	$276,188	$626,520	$558,166

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Remaining Performance Obligations
Remaining performance obligations represent expected future revenue from existing contracts where performance obligations are unsatisfied or partially unsatisfied at the end of the reporting period. Remaining performance obligations include unfulfilled contracts at the end of a given period and can include subscription arrangements (term-based licenses, term-based support, and SaaS), perpetual support, and other services. As of September 30, 2026, our remaining performance obligations (inclusive of deferred revenue) were $1,074,729, of which approximately 58% is expected to be recognized as revenue over the next twelve months and the remainder recognized thereafter.
Remaining performance obligations, excluding deferred revenue, related to subscription arrangements and other services were $278,069 and $31,262, respectively. Remaining performance obligations related to perpetual support were not material. Of these balances, we expect approximately 43% of subscription arrangements and 100% of other services to be recognized as revenue over the next twelve months and the remainder recognized thereafter. We expect approximately 13% of subscription arrangements remaining performance obligations to be recognized as revenue in the third quarter of fiscal 2027. These balances represent transactions consisting primarily of early renewals, unbilled and undelivered support and other services, and orders received prior to the last day of the quarter that were not delivered or provisioned to customers.
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
In some arrangements we allow customers to pay for term-based licenses over the term of the software license. When a term-based license arrangement contains payment terms that extend beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license and is recognized as interest income over the extended payment period. The total license fee net of the significant financing component is recognized as revenue at the point in time when the software is transferred to the customer. Interest income from significant financing components was not material for the three and six months ended September 30, 2026 and 2025.
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

	Accounts Receivable	Unbilled Receivable (Current)	Unbilled Receivable (Long-Term)	Deferred Revenue (Current)	Deferred Revenue (Long-Term)
Opening balance as of March 31, 2026	$283,454	$47,029	$44,809	$484,973	$293,725
Increase/(decrease)	(65,441)	15,533	22,594	(12,227)	(2,611)
Ending balance as of September 30, 2026	$218,013	$62,562	$67,403	$472,746	$291,114
The changes in accounts receivable and unbilled receivables are primarily driven by the timing of our billings and cash collections, as well as a higher volume of term-based license arrangements with payments due over the license term. The decrease in deferred revenue is primarily the result of decreases in perpetual support renewal and other services contracts.
The amount of revenue recognized in the period that was included in the opening deferred revenue balance was $145,326 and $315,486 for the three and six months ended September 30, 2026, respectively. The majority of this revenue consists of SaaS and customer support. The amount of revenue recognized from performance obligations satisfied in prior periods was not significant.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the composition of our financial assets measured at fair value as of September 30, 2026 and March 31, 2026:

September 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$523,648	$—	$—	$523,648

March 31, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$540,146	$—	$—	$540,146
Assets and Liabilities Not Carried at Fair Value
Fair Value of the Convertible Senior Notes
The 0% convertible senior notes due 2030 (the "Notes") are carried at amortized cost. As of September 30, 2026, the estimated fair value of the Notes was $842,841. The fair value was determined based on the quoted mid-market trading price per $1,000 of face value of the Notes as of the last trading day of the period. The Company considers the fair value of the Notes to be a Level 2 measurement because the valuation is based on observable market data, including broker quoted prices; however, the Notes are not actively traded. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details.
Private Equity Fund Investments
We held equity interests in private equity funds of $10,204 as of September 30, 2026, which are accounted for under the net asset value ("NAV") practical expedient as permitted under Accounting Standards Codification ("ASC") 820, Fair Value Measurement. Investments measured using the NAV practical expedient are not classified within the fair value hierarchy. The net asset values of these investments are determined using quarterly capital statements from the funds, which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. Changes in fair value as reported on the capital statements are recorded through the Consolidated Statements of Operations as non-operating income or expense. These private equity funds focus on making investments in key technology sectors, principally by investing in companies at expansion capital and growth equity stages. We had total unfunded commitments in private equity funds of $475 as of September 30, 2026.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Strategic Investments
As of September 30, 2026, we held an equity interest in a private company with a carrying value of $13,347, consisting of multiple classes of shares subject to different accounting treatment. Of the total investment, a carrying value of $11,126 is accounted for under the measurement alternative in accordance with ASC 321, Investments—Equity Securities, and is carried at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no observable price changes during the three and six months ended September 30, 2026.
The remainder of the investment, with a carrying value of $2,221, is accounted for under the equity method in accordance with ASC 323 Investments—Equity Method and Joint Ventures. The carrying amount is adjusted each reporting period to reflect our proportionate share of the investee's earnings or losses, distributions received, and any impairment losses. Our share of the investee's earnings or losses is recorded through the Consolidated Statements of Operations as non-operating income or expense.
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
The following table sets forth the reconciliation of basic and diluted net income per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$29,111	$14,730	$50,250	$38,226
Basic net income per common share:
Basic weighted average shares outstanding	41,261	44,406	41,303	44,366
Basic net income per common share	$0.71	$0.33	$1.22	$0.86
Diluted net income per common share:
Basic weighted average shares outstanding	41,261	44,406	41,303	44,366
Dilutive effect of potential common shares	960	789	754	898
Diluted weighted average shares outstanding	42,221	45,195	42,057	45,264
Diluted net income per common share	$0.69	$0.33	$1.19	$0.84

Diluted weighted average shares outstanding excludes RSUs, PSUs, and common shares to be purchased under the ESPP totaling 288 and 71 for the three months ended September 30, 2026 and 2025, respectively, and 311 and 64 for the six months ended September 30, 2026 and 2025, respectively, because the effect of including them would have been anti-dilutive. In addition, the Notes were excluded from diluted net income per share as their inclusion would have been anti-dilutive.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

6.    Commitments and Contingencies
The Company and certain current and former officers are named as defendants in actions filed by shareholders in May 2026 and July 2026 in the United States District Court for the District of New Jersey. The actions allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5. The actions seek declarations of the actions as class actions, unspecified monetary relief, and costs and fees.
In May 2026 and August 2026, shareholder derivative actions were filed in the same court against certain officers and directors of the Company. The complaints allege claims of breach of fiduciary duty and violations of Section 14(a) of the Exchange Act on behalf of the Company, and seek equitable relief, unspecified monetary damages payable to the Company, and costs and fees. In August 2026, the court consolidated the derivative actions and stayed them pending developments in the securities actions.
Based on the preliminary nature of these proceedings, the outcomes remain uncertain and the Company is unable to reasonably estimate the potential impact, if any, on its results of operations, financial condition, or cash flows. The Company has not recorded an accrual related to these proceedings as of September 30, 2026.
Strategic Pricing and Packaging Initiative
During the first quarter of fiscal 2027, we recognized expense of $6,500 under a performance-based arrangement related to a strategic pricing and packaging initiative. The arrangement included provisions for additional contingent fees payable upon the achievement of specified performance outcomes. During the second quarter of fiscal 2027, the arrangement was completed and the contingency was resolved with no additional amounts becoming payable.
7.    Capitalization
On April 15, 2026, our board of directors (the "Board") approved recommitting our existing share repurchase program, making $250,000 available for future repurchases. The share repurchase program has no expiration date. For the three and six months ended September 30, 2026, we repurchased $109,160 and $119,291 of our common stock, respectively. We repurchased 808 shares for the three months ended September 30, 2026 and 906 shares during the six months ended September 30, 2026. As of September 30, 2026, $130,709 remained available under the share repurchase program.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

8.    Stock Plans
We maintain the 2016 Omnibus Incentive Plan (the "2016 Plan") and the 2026 Equity Plan (the "2026 Plan"), each of which authorizes the grant of various equity-based and cash-based awards. In August 2026, we adopted the 2026 Plan, which replaced the 2016 Plan. No further awards will be granted under the 2016 Plan, and awards previously granted thereunder will remain outstanding in accordance with their terms. During the periods presented, awards granted under both the 2016 Plan and 2026 Plan consisted of RSUs and PSUs. We also maintain the ESPP, under which eligible employees may purchase shares of our common stock through payroll deductions at a discount to market value, subject to statutory and plan limits.
Restricted Stock Units
RSUs generally vest over service periods of up to three years. The fair value of RSUs is measured based on the market price of our common stock on the date of grant and compensation expense is recognized on a straight-line basis over the requisite service period.
Performance Stock Units
PSUs generally vest over service periods of up to three years and are subject to the achievement of specified performance or market-based conditions. Performance-based PSUs are earned based on the achievement of predetermined performance objectives, while market-based PSUs are earned based on our total shareholder return relative to a designated market index over the performance period. Depending on actual performance, the number of shares ultimately earned may range from 0% to 300% of target for both performance or market-based PSUs.
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
Employee Stock Purchase Plan
Under the ESPP, substantially all employees may purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s salary and employees may not purchase more than $25 of stock during any calendar year. The fair value of ESPP awards, including discount and look-back features, is measured using the Black-Scholes option pricing model, which also incorporates assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. Compensation expense for the ESPP is recognized on a straight-line basis over the applicable offering period.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

Stock-based Compensation Expense
The following table presents the stock-based compensation expense recognized in our Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025. Stock-based compensation is attributable to RSUs, PSUs, and the ESPP.

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$1,435	$1,323	$2,838	$2,572
Sales and marketing	14,642	12,757	28,810	25,343
Research and development	8,034	7,752	16,318	14,822
General and administrative	11,569	9,981	22,439	19,181
Restructuring	100	411	665	486
Stock-based compensation expense	$35,780	$32,224	$71,070	$62,404
As of September 30, 2026, there was $193,274 of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.14 years. We account for forfeitures as they occur. To the extent that awards are forfeited, stock-based compensation will be different from our current estimate.
The following table presents RSU and PSU activity for the six months ended September 30, 2026.

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2026	1,742	$133.22
Granted	791	122.01
Vested	(455)	126.97
Forfeited	(84)	174.25
Outstanding as of September 30, 2026	1,994	$128.40
The weighted-average fair value of shares granted was $147.82 and $181.16 per unit during the three months ended September 30, 2026 and 2025, respectively, and $122.01 and $184.61 per unit during the six months ended September 30, 2026 and 2025, respectively. The fair value of awards includes awards with performance and market conditions.
Employee purchases under the ESPP were as follows: 88 shares in exchange for $6,585 of proceeds in the six months ended September 30, 2026, and 45 shares in exchange for $6,974 of proceeds in the six months ended September 30, 2025.

9.    Income Taxes
Our effective tax rate ("ETR") was 24.9% and 2.5% for the three months ended September 30, 2026 and 2025, respectively, and 29.2% and 8.9% for the six months ended September 30, 2026 and 2025, respectively. The increase in ETR as of September 30, 2026 compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries, as well as changes in the tax impact of stock-based compensation.

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
Revenues by geography are based upon the billing address of the customer. All transfers between geographic regions have been eliminated from consolidated revenues. The following table sets forth revenue by geographic area:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
United States	$176,453	$150,608	$347,725	$307,507
Other	135,936	125,580	278,795	250,659
Total revenues	$312,389	$276,188	$626,520	$558,166
No individual country other than the United States accounted for 10% or more of revenues for the three and six months ended September 30, 2026 and 2025. Revenue included in the "Other" caption above primarily relates to our operations in Europe, Australia, Canada, and Asia.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

11.    Restructuring
We initiated a restructuring plan in the first quarter of fiscal 2026 ("Plan A") which was completed in the fourth quarter of fiscal 2026. It was intended to optimize our Business Technology organization. The objective of this plan was to realign the workforce, invest in emerging capabilities, modernize the technology landscape, and streamline operations to operate with greater agility and customer focus. There were no charges incurred for the three and six months ended September 30, 2026 related to Plan A. For the three and six months ended September 30, 2025, restructuring charges related to this plan were composed of the following:

	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025
Employee severance and related costs	$1,018	$1,180
Stock-based compensation	411	486
Total restructuring charges	$1,429	$1,666

We initiated a restructuring plan in the third quarter of fiscal 2026 ("Plan B") intended to optimize our cost structure, improve organizational agility, and better align resources with strategic priorities. These restructuring activities encompass workforce reductions, office lease closures, and exit of operations in certain jurisdictions. The majority of these costs have been incurred and the remaining activities are anticipated to be completed in fiscal 2027. For the three and six months ended September 30, 2026, restructuring charges related to Plan B were composed of the following:

	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
Employee severance and related costs	$198	$1,383
Stock-based compensation	100	665
Other costs	26	672
Total restructuring charges	$324	$2,720

Restructuring Accrual
The accrual activity related to our restructuring plans for the six months ended September 30, 2026 was as follows:

	Plan A	Plan B	Total
Balance as of March 31, 2026	$33	$4,667	$4,700
Employee severance and related costs	—	1,383	1,383
Payments	(33)	(5,289)	(5,322)
Balance as of September 30, 2026	$—	$761	$761

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

12.    Debt
Convertible Senior Notes
On September 5, 2025, we issued $900,000 aggregate principal amount of the Notes, including the exercise in full by the initial purchasers of the Notes of their option to purchase an additional $115,000 aggregate principal amount of the Notes. The Notes were issued pursuant to an Indenture, dated September 5, 2025 (the "Indenture"), between Commvault and U.S. Bank Trust Company, National Association, as trustee. The Notes are senior, unsecured obligations and do not bear regular interest; however, special interest and additional interest, if any, may accrue on the Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events as described in the Indenture. The Notes mature on September 15, 2030, unless earlier converted, redeemed, or repurchased. The total net proceeds from the offering, after deducting debt issuance costs, were $878,447.
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

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

The net carrying amount of the Notes was as follows:

September 30, 2026
Principal amount	$900,000
Unamortized debt issuance costs	(17,011)
Net carrying amount	$882,989
Amortization of debt issuance costs incurred related to the Notes for the three and six months ended September 30, 2026 was $1,063 and $2,126, respectively. Amortization of debt issuance costs incurred related to the Notes for the three and six months ended September 30, 2025 was $306. The debt issuance costs are being amortized into interest expense on the Consolidated Statements of Operations over the term of the Notes at an effective interest rate of 0.48%.
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
Revolving Credit Facility
We maintain a $300,000 senior secured revolving credit facility that expires in April 2030 (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit. The Credit Facility contains financial maintenance covenants, including a leverage ratio and interest coverage ratio. The Credit Facility also contains certain customary events of default which would permit the lenders to, among other things, declare all loans then outstanding to be immediately due and payable if such default is not cured within applicable grace periods. The Credit Facility also limits our ability to incur certain additional indebtedness, create or permit liens on assets, make acquisitions or investments, make loans or advances, sell or transfer assets, pay dividends or distributions, and engage in certain transactions with affiliates. Outstanding borrowings under the Credit Facility accrue interest at a per annum rate determined by the Company’s election of either the Secured Overnight Financing Rate plus a margin ranging from 1.50% to 2.00%, or a base rate, which is generally the greater of a prime rate plus a margin ranging from 0.50% to 1.00%. The applicable margin in each case is contingent upon the Company’s leverage ratio. Additionally, the unused balance on the Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.35% per annum based on the Company's leverage ratio. As of September 30, 2026, there were no borrowings under the Credit Facility and we were in compliance with all covenants.

Commvault Systems, Inc.
Notes to Consolidated Financial Statements - Unaudited (continued)
(In thousands, except per share data)

We have deferred the expense related to debt issuance costs associated with the Credit Facility, which are classified as other assets, and will amortize the costs into interest expense over the term of the Credit Facility. Unamortized amounts as of September 30, 2026 were $1,448. The amortization of debt issuance costs and interest expense related to the Credit Facility incurred for the three and six months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Amortization of debt issuance costs	$103	$102	$204	$187
Interest expense	269	192	534	360
Total charges	$372	$294	$738	$547

Table of Content
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

Table of Content
We sell to end-user customers both directly through our sales force and indirectly through our global network of value-added reseller partners, systems integrators, corporate resellers, original equipment manufacturers, and marketplaces. Revenues generated through indirect distribution channels accounted for approximately 90% of our total revenues in both the six months ended September 30, 2026 and 2025. Revenue generated through direct distribution channels accounted for approximately 10% of our total revenues in both the six months ended September 30, 2026 and 2025. Deals initiated by our direct sales force are sometimes transacted through indirect channels based on end-user customer requirements, which are not always in our control and can cause this overall percentage split to vary from period to period. As such, there may be fluctuations in the dollars and percentage of revenues generated through our distribution channels from time to time. We believe that the growth of our revenues, derived from both our indirect channel partners and direct sales force, are key attributes to our long-term growth strategy. We intend to continue to invest in both our channel relationships and direct sales force in the future, but we continue to expect more revenues to be generated through indirect distribution channels over the long term. The failure of our indirect distribution channels or our direct sales force to effectively sell our products and services could have a material adverse effect on our revenues and results of operations.
We have non-exclusive distribution agreements with certain partners who enable a more efficient and effective distribution channel for our solutions by managing our resellers and leveraging their own industry experience. For the six months ended September 30, 2026 and 2025, Partner A accounted for approximately 31% and 32% of our total revenues, respectively. Separately, Partner B accounted for approximately 12% of our total revenues for both the six months ended September 30, 2026 and 2025. If any of these partners were to discontinue or materially reduce their sales of our solutions, terminate their agreements with us, or experience operational or financial difficulties, and if we were unable to effectively replace them or assume management of the affected distribution activities, our business, revenues, and results of operations could be materially adversely affected.
We also sell our solutions through cloud-based marketplace offerings operated by third-party platform providers. Revenue from marketplace transactions is typically recorded on a gross basis, and amounts paid to the marketplace providers are capitalized as contract costs and amortized over the term of the related arrangement. Amortization of capitalized marketplace costs was $1.2 million for both the six months ended September 30, 2026 and 2025. Transactions through third‑party cloud marketplace providers represented approximately 12% of our total revenues for the six months ended September 30, 2026 and less than 10% of our total revenues for the six months ended September 30, 2025. These transactions include sales to both new and existing customers and may include new purchases, renewals, expansions for existing customers, and subscriptions for both on‑premise and SaaS offerings.
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
Subscription ARR
Subscription ARR represents the annualized value of all active contracts as of the end of a reporting period attributable to term‑based licenses, maintenance and support services associated with term license arrangements, enterprise support, SaaS subscriptions, and consumption‑based arrangements, calculated by dividing the total active contract value by the number of days in the contract term and multiplying the result by 365. For consumption-based arrangements on a pay as you go model without a fixed commitment, the applicable ARR is calculated by annualizing the revenue contractually expected to be received in a given month based on actual monthly usage from a prior month. We believe Subscription ARR provides useful insight into the growth of our subscription-based offerings and reflects both new customer acquisition and expansion within our existing customer base. As our most strategically significant and rapidly expanding revenue streams, our subscription arrangements are central to our

Table of Content
long-term growth strategy and operational focus. Beginning in fiscal 2027, Subscription ARR has been reclassified to include enterprise support, further aligning Subscription ARR with Subscription revenue. Enterprise support consists of recurring customer success services that provide our customers with enhanced support, strategic guidance and dedicated technical expertise. Prior to fiscal 2027, enterprise support was included only in Total ARR.

	September 30,
	2026	2025
Subscription ARR	$1,103.9	$918.1
% Growth	20%	29%
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

	September 30,
	2026	2025
SaaS ARR	$454.4	$335.7
% Growth	35%	56%
Subscription NRR
Subscription NRR includes all contracts attributable to term-based licenses, maintenance and support services associated with term license arrangements, enterprise support, SaaS subscriptions, and consumption-based arrangements. Subscription NRR is calculated as the percentage of Subscription ARR retained from existing customers at the start of an annual period after accounting for expansion revenue, churn, and downgrades, measured on an annualized basis using the trailing four quarter average. Acquired Subscription ARR is excluded until the acquisition is fully integrated, which we generally expect to occur twelve months from the close date. We believe our Subscription NRR offers valuable insight into the year-over-year expansion of our existing customer base, reflecting both increased utilization of current products and services as well as the adoption of additional offerings.

	September 30,
	2026	2025
Subscription NRR	113%	114%
These metrics are operating metrics and do not have standardized definitions or direct comparisons under U.S. generally accepted accounting principles ("GAAP"). As such, they may not be comparable to similarly titled measures used by other companies and should be considered as a supplement to, and not as a substitute for, financial information prepared in accordance with GAAP. Management uses these metrics to assess the health of our recurring revenue base and to inform strategic decision-making. These metrics should be viewed independently of GAAP revenue, deferred revenue, and unbilled revenue and are not intended to be combined with or to replace those items. Subscription ARR and SaaS ARR are not forecasts of future revenues.

Table of Content
Foreign Currency Exchange Rates’ Impact on Results of Operations
Sales outside the United States were 44% and 45% of our total revenues for the six months ended September 30, 2026 and 2025, respectively. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions generally results in increased revenues, operating expenses, and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses, and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the three months ended September 30, 2025, our total revenues would have been higher by $0.9 million, our cost of revenues would have been higher by $0.1 million, and our operating expenses would have been higher by $1.4 million from non-U.S. operations for the three months ended September 30, 2026. Using the average foreign currency exchange rates from the six months ended September 30, 2025, our total revenues would have been lower by $1.5 million, our cost of revenues would have been higher by less than $0.1 million, and our operating expenses would have been higher by $2.2 million from non-U.S. operations for the six months ended September 30, 2026.
In addition, we are exposed to risks of foreign currency fluctuation primarily from cash balances, accounts receivables, and intercompany accounts denominated in foreign currencies and are subject to the resulting transaction gains and losses, which are recorded as a component of general and administrative expenses. We recognized net foreign currency transaction losses of approximately $0.2 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. We recognized net foreign currency transaction losses of approximately $0.1 million and $2.1 million for the six months ended September 30, 2026 and 2025, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies. These critical accounting policies are:
•Revenue Recognition
•Accounting for Income Taxes
•Goodwill and Purchased Intangible Assets
There have been no significant changes in our critical accounting policies during the six months ended September 30, 2026 as compared to the critical accounting policies and estimates disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Table of Content
Results of Operations
Amounts reported in millions are rounded based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Revenues ($ in millions)

	Three Months Ended September 30,
	2026	2025	% Change
Subscription:
Term-based license	$105.0	$92.6	13%
Term-based support	57.3	49.7	15%
SaaS	106.2	80.0	33%
Total subscription	268.5	222.4	21%
Perpetual license	7.2	12.1	(40)%
Perpetual support	23.5	30.5	(23)%
Other services	13.2	11.2	18%
Total revenues	$312.4	$276.2	13%

Total revenues increased $36.2 million, or 13%, for the three months ended September 30, 2026, primarily driven by growth across our subscription offerings, including term-based license, term-based support, and SaaS revenue. Total subscription revenue increased $46.2 million, or 21%, and represented 86% of total revenue compared to 81% in the prior-year period, reflecting continued customer adoption of our subscription-based offerings and the ongoing shift away from perpetual license and support products.
SaaS revenue increased 33% year over year, driven by the continued expansion of our SaaS business and the recognition of revenue from SaaS contracts entered into in current and prior periods. Term-based support revenue increased 15% year over year, reflecting the maintenance and related support components of active term-based license contracts.
Term-based license revenue increased 13% year over year, led by a 17% increase in revenue from transactions greater than $0.1 million, while revenue from transactions less than $0.1 million remained generally consistent with the prior-year period. Term-based license revenue may fluctuate from period to period based on renewal timing, contract duration, and seasonal purchasing patterns across our global markets.
These increases were partially offset by decreases of $4.9 million in perpetual license revenue and $7.1 million in perpetual support revenue, reflecting the continued transition of our business toward subscription-based offerings.
Other services revenue increased $2.0 million, or 18%, year over year. Other services revenue consists primarily of professional services and may fluctuate based on customer demand and the timing of service delivery, with revenue generally recognized as services are performed.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, the Middle East, Africa, Australia, India, and Southeast Asia. Americas and International represented 62% and 38% of our total revenues, respectively, for the three months ended September 30, 2026. Total revenues increased 15% in the Americas region and 9% in the International region compared to the prior-year period.
Revenue growth in the Americas region was primarily driven by 34% growth in SaaS revenue, 11% growth in term-based license revenue, and 12% growth in term-based support revenue, partially offset by a decline in perpetual support revenue.

Table of Content
Revenue growth in the International region was primarily driven by 30% growth in SaaS revenue, 18% growth in term-based license revenue, and 21% growth in term-based support revenue, partially offset by decreases in perpetual license and perpetual support revenues.
Our International revenues are subject to changes in foreign exchange rates as further discussed in the "Foreign Currency Exchange Rates' Impact on Results of Operations."

Cost of Revenues and Gross Margin ($ in millions)

	Three Months Ended September 30,
	2026		2025
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Term-based license	$3.5	96.7%	$2.4	97.4%
SaaS	31.8	70.0%	29.2	63.5%
Perpetual license	0.2	96.8%	0.2	98.4%
Customer support	14.3	82.2%	14.8	81.5%
Other services	9.0	31.6%	8.4	25.1%
Total cost of revenues	$58.9	81.2%	$55.0	80.1%

Total cost of revenues increased $3.8 million for the three months ended September 30, 2026, primarily due to increased infrastructure costs associated with the continued expansion of our SaaS offerings. Gross margin increased to 81.2%, from 80.1% in the prior-year period.
Cost of SaaS revenue increased $2.6 million for the three months ended September 30, 2026, primarily due to higher infrastructure costs to support growth in our SaaS offerings. SaaS gross margin increased to 70.0% from 63.5% in the prior-year period, reflecting infrastructure and product optimization initiatives, increased scale, and improved economics under strategic agreements with our hyperscale cloud partners. As our SaaS business continues to represent a larger percentage of total revenue, changes in hosting cost, utilization, and operating efficiencies may have a meaningful impact on consolidated gross margin.

Table of Content
Operating Expenses ($ in millions)

	Three Months Ended September 30,
	2026	2025	% Change
Sales and marketing	$135.5	$122.2	11%
Percentage of revenues	43%	44%
Research and development	$42.3	$39.9	6%
Percentage of revenues	14%	14%
General and administrative	$42.2	$42.6	(1)%
Percentage of revenues	14%	15%

–Sales and marketing expenses increased $13.3 million, or 11%, primarily driven by a $9.6 million increase in employee compensation and related expenses, including higher sales commissions, bonuses, and payroll taxes associated with increased headcount and higher revenue levels. Sales and marketing expenses also increased due to a $1.9 million increase in stock-based compensation and a $2.2 million increase in spending on certain marketing activities, including in‑person events.
–Research and development expenses increased $2.4 million, or 6%, primarily driven by a $1.4 million increase in employee compensation and related expenses, a $0.3 million increase in stock-based compensation, and a $0.8 million increase in internal software and support expenses.
–General and administrative expenses decreased $0.3 million, or 1%, year over year, remaining largely in line with the prior-year period. The decrease was primarily driven by a $4.7 million reduction in third-party consulting expenses, partially offset by a $2.2 million increase in employee compensation and related expenses and a $1.6 million increase in stock-based compensation.

Interest Income
Interest income was $8.4 million in the three months ended September 30, 2026 compared to $3.1 million in the three months ended September 30, 2025. The increase was primarily driven by investments in money market funds beginning in the third quarter of fiscal 2026.

Income Tax Expense
Our effective tax rate ("ETR") was 24.9% and 2.5% for the three months ended September 30, 2026 and 2025, respectively. The increase in ETR compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries, as well as changes in the tax impact of stock-based compensation.

Table of Content
Six months ended September 30, 2026 compared to six months ended September 30, 2025
Revenues ($ in millions)

	Six Months Ended September 30,
	2026	2025	% Change
Subscription:
Term-based license	$215.4	$201.9	7%
Term-based support	113.4	97.3	17%
SaaS	206.8	152.5	36%
Total subscription	535.5	451.7	19%
Perpetual license	15.9	19.4	(18)%
Perpetual support	49.0	62.0	(21)%
Other services	26.1	25.1	4%
Total revenues	$626.5	$558.2	12%

Total revenues increased $68.4 million, or 12%, for the six months ended September 30, 2026, primarily driven by continued growth in subscription revenue, including term-based license, term-based support, and SaaS offerings. Total subscription revenue increased $83.9 million, or 19%, and represented 85% of total revenue compared to 81% in the prior-year period, reflecting continued customer adoption of our subscription-based offerings and the ongoing transition away from perpetual license and support products.
SaaS revenue increased 36% year over year, reflecting the continued expansion of our SaaS business and the recognition of revenue from SaaS contracts entered into in current and prior periods. Term-based support revenue increased 17% year over year, reflecting the maintenance and related support components of active term-based license contracts.
Term-based license revenue increased 7% year over year, primarily driven by a 7% increase in revenue from transactions greater than $0.1 million. Revenue from transactions less than $0.1 million also increased 6% compared to the prior-year period. Term-based license revenue may fluctuate from period to period based on renewal timing, contract duration, and seasonal purchasing patterns across our global markets.
These increases were partially offset by decreases of $3.5 million in perpetual license revenue and $13.0 million in perpetual support revenue, reflecting the continued transition of our business towards subscription-based offerings.
We track total revenues on a geographic basis. Our Americas region includes the United States, Canada, and Latin America. Our International region primarily includes Europe, the Middle East, Africa, Australia, India, and Southeast Asia. Americas and International represented 61% and 39% of our total revenues, respectively, for the six months ended September 30, 2026. Total revenues increased 12% year over year in both the Americas and International regions.
Revenue growth in the Americas region was primarily driven by 36% growth in SaaS revenue, 13% growth in term-based support revenue, and 4% growth in term-based license revenue, reflecting continued adoption of subscription-based offerings. These increases were partially offset by a decline in perpetual support revenue.
Revenue growth in the International region was primarily driven by 34% growth in SaaS revenue, 23% growth in term-based support revenue, and 12% growth in term-based license revenue, reflecting continued adoption of subscription-based offerings. These increases were partially offset by decreases in perpetual license and perpetual support revenue.

Our International revenues are subject to changes in foreign exchange rates as further discussed in the "Foreign Currency Exchange Rates’ Impact on Results of Operations."

Table of Content
Cost of Revenues and Gross Margin ($ in millions)

	Six Months Ended September 30,
	2026		2025
	Cost of Revenues	Gross Margin	Cost of Revenues	Gross Margin
Term-based license	$7.7	96.4%	$4.7	97.7%
SaaS	61.5	70.3%	55.2	63.8%
Perpetual license	0.4	97.5%	0.4	97.7%
Customer support	29.0	82.1%	29.1	81.8%
Other services	17.9	31.6%	16.5	34.3%
Total cost of revenues	$116.5	81.4%	$105.8	81.0%

Total cost of revenues increased $10.7 million for the six months ended September 30, 2026, primarily due to increased infrastructure costs associated with the continued expansion of our SaaS offerings and, to a lesser extent, higher royalty costs associated with certain term-based license revenue. Gross margin increased to 81.4% from 81.0% in the prior-year period.
Cost of SaaS revenue increased $6.3 million for the six months ended September 30, 2026, primarily due to higher infrastructure costs to support growth in our SaaS offerings. SaaS gross margin increased to 70.3% from 63.8% in the prior-year period, reflecting infrastructure and product optimization initiatives, increased scale, and improved economics under strategic agreements with our hyperscale cloud partners. As our SaaS business continues to represent a larger percentage of total revenue, changes in hosting cost, utilization rates, and operating efficiencies may have a meaningful impact on consolidated gross margin.

Table of Content
Operating Expenses ($ in millions)

	Six Months Ended September 30,
	2026	2025	% Change
Sales and marketing	$275.3	$244.7	13%
Percentage of revenues	44%	44%
Research and development	$81.8	$79.9	2%
Percentage of revenues	13%	14%
General and administrative	$89.0	$83.8	6%
Percentage of revenues	14%	15%

–Sales and marketing expenses increased $30.6 million, or 13%, primarily driven by a $26.6 million increase in employee compensation and related expenses, including higher sales commissions, bonuses, and payroll taxes associated with increased headcount and higher revenue levels. Sales and marketing expenses also increased due to a $3.5 million increase in stock-based compensation. These increases were partially offset by a $0.8 million decrease in travel and entertainment expenses.
–Research and development expenses increased $1.9 million, or 2%, primarily driven by a $1.5 million increase in stock-based compensation and a $1.5 million increase in internal software and support expenses. These increases were partially offset by lower employee compensation and related expenses.
–General and administrative expenses increased $5.1 million, or 6%, primarily driven by a $2.7 million increase in third-party consulting expenses related to a strategic pricing and packaging initiative, $2.6 million increase in employee compensation and related expenses, and a $3.3 million increase in stock-based compensation. These increases were partially offset by a $2.2 million decrease in third-party professional services compared to the prior-year period.
–Restructuring expenses were $2.7 million for the six months ended September 30, 2026, compared to $1.7 million for the prior-year period. These charges relate to our restructuring plan initiated in the third quarter of fiscal 2026 and consist of severance and associated costs from headcount reductions, including $0.7 million of stock-based compensation resulting from modifications to existing awards granted to certain employees. The majority of costs associated with this plan have been incurred, and the remaining activities are anticipated to be completed during fiscal 2027.

Interest Income
Interest income was $16.1 million in the six months ended September 30, 2026 compared to $5.1 million in the six months ended September 30, 2025. The increase was primarily driven by investments in money market funds beginning in the third quarter of fiscal 2026.

Income Tax Expense
Our effective tax rate ("ETR") was 29.2% and 8.9% for the six months ended September 30, 2026 and 2025, respectively. The increase in ETR compared to the prior year was primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries, as well as changes in the tax impact of stock-based compensation.

Table of Content
Liquidity and Capital Resources
As of September 30, 2026, our cash and cash equivalents balance was $897.3 million, of which approximately $318.6 million was held outside of the United States by our foreign legal entities. These balances are dispersed across approximately 35 international locations. We believe that such dispersion meets the current and anticipated future liquidity needs of our foreign legal entities. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences, including foreign withholding taxes. Our cash and cash equivalents consisted of cash deposits and money market funds, which are highly liquid and are intended to support our operating, investing, and financing needs.
We maintain a $300.0 million senior secured revolving credit facility that expires in April 2030 (the "Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility is available for share repurchases, general corporate purposes, and letters of credit, and is subject to financial maintenance covenants and other customary terms and conditions. As of September 30, 2026, there were no borrowings under the Credit Facility and we were in compliance with all covenants. See Note 12 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details of the Credit Facility.
We had $900.0 million aggregate principal amount of senior, unsecured convertible notes (the "Notes") outstanding as of September 30, 2026. The Notes do not bear regular interest; however, special interest and additional interest, if any, may accrue on the Notes upon the occurrence of certain events as described in the Indenture. The Notes mature on September 15, 2030, unless earlier converted, redeemed, or repurchased. There are no required principal payments on the Notes prior to their maturity. Upon conversion, consideration due will consist of cash, up to the principal amount of the Notes to be converted, and, for any conversion value in excess of principal, cash or shares of our common stock, at our election. See Note 12 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details of the Notes.
On April 15, 2026, the Board approved recommitting the existing share repurchase program, making $250.0 million available for future purchases. For the six months ended September 30, 2026, we repurchased $119.3 million of our common stock, of which $1.4 million was unsettled as of September 30, 2026 and paid in October 2026. As of September 30, 2026, $130.7 million remained available under the share repurchase program.
Our summarized cash flow information is as follows (in millions):

	Six Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$126.5	$108.5
Net cash used in investing activities	(12.5)	(2.9)
Net cash provided by (used in) financing activities	(111.5)	639.0
Effect of exchange rate changes on cash and cash equivalents	(5.2)	16.9
Net increase (decrease) in cash and cash equivalents	$(2.7)	$761.5

–Net cash provided by operating activities was driven by net income adjusted for non-cash charges and a decrease in accounts receivable, partially offset by decreases in accrued liabilities and deferred revenue. Cash from operating activities can fluctuate period‑to‑period, including when customer payments are received and when certain expenses are paid. These working capital impacts are primarily timing‑based and reflect the normal course of our business operations. Management considers operating cash flow trends over multiple periods, as quarterly results may reflect normal variability in billing and collection cycles.
–Net cash used in investing activities was the result of $8.0 million for the purchase of investments and $4.5 million of capital expenditures.
–Net cash used in financing activities was primarily the result of $117.9 million of repurchases of our common stock, partially offset by $6.6 million of proceeds from the Employee Stock Purchase Plan.

Table of Content
Working capital decreased $28.0 million from $628.3 million as of March 31, 2026 to $600.3 million as of September 30, 2026. The net decrease in working capital was primarily the result of a decrease in accounts receivable, partially offset by decreases in accrued liabilities and the current portion of deferred revenue.
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
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 44% of our sales were outside the United States for the six months ended September 30, 2026. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro, and to a lesser extent, British pound sterling, the Australian dollar, Canadian dollar, Indian rupee, Korean won, and Singapore dollar. Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Historically, we have periodically reviewed and revised the pricing of our products available to our customers in foreign countries and we have not maintained excess cash balances in foreign accounts.
Transaction Exposure
Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts. Foreign currency transaction gains and losses are recorded in general and administrative expenses in the Consolidated Statements of Operations. We recognized net foreign currency transaction losses of approximately $0.2 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. We recognized net foreign currency transaction losses of approximately $0.1 million and $2.1 million for the six months ended September 30, 2026 and 2025, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2027 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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

Table of Content

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
On April 15, 2026, the Board approved recommitting the existing share repurchase program, making $250.0 million available for future repurchases. During the three months ended September 30, 2026, we repurchased $109.2 million of common stock, or approximately 0.8 million shares, under our share repurchase program. As of September 30, 2026, $130.7 million remained available under the share repurchase program. The following table summarizes our repurchases of common stock for the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
July 1, 2026 - July 31, 2026	3,208	$114.66	3,208	$239,502
August 1, 2026 - August 31, 2026	446,951	$133.94	446,951	$179,637
September 1, 2026 - September 30, 2026	358,404	$136.52	358,404	$130,709
Three months ended September 30, 2026	808,563	$135.01	808,563

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Table of Content
Item 5. Other Information
During the three months ended September 30, 2026, no directors or officers of the Company adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Commvault Systems, Inc. 2026 Equity Plan (incorporated by reference to Exhibit 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Stockholders, filed on June 24, 2026)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commvault Systems, Inc.

Date:	October 28, 2026	By:	/s/ Sanjay Mirchandani
Sanjay Mirchandani
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2026	By:	/s/ Gary Merrill
Gary Merrill
Chief Financial Officer
(Principal Financial Officer)